Form 10-Q
period 2007-03-31
Orexigen Therapeutics, Inc.
filed 2007-05-25
CIK 1382911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO
Commission file number: 001-33415

OREXIGEN THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1178822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12481 High Bluff Drive, Suite 160, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)
(858) 436-8600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
As of May 15, 2007, the registrant had 26,910,270 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Orexigen Therapeutics, Inc.
(a development stage company)
Balance Sheets
(In thousands, except share and par value amounts)

			Pro Forma
	March 31,	December 31,	March 31,
	2007	2006	2007
	(Unaudited)		(Unaudited)
			(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,746	$19,425	$103,663
Securities available-for-sale	17,583	14,988	17,583
Prepaid expenses and other current assets	743	222	743

Total current assets	33,072	34,635	121,989
Property and equipment, net	498	528	498
Restricted cash	155	155	155
Other assets	1,688	1,492	759

Total assets	$35,413	$36,810	$123,401

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,769	$4,903	$4,769
Deferred revenue, current portion	88	88	88
Long-term debt, current portion	3,056	—	3,056

Total current liabilities	7,913	4,991	7,913
Deferred revenue, less current portion	1,213	1,235	1,213
Long-term debt, less current portion	6,944	—	6,944
Other long-term liabilities	537	534	537
Commitments and contingencies
Series A and B redeemable convertible preferred stock, $.001 par value, 24,152,544 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006; aggregate liquidation preference of $46,000 at March 31, 2007 and December 31, 2006; no shares issued and outstanding pro forma	45,905	45,897	—

Stockholders’ equity (deficit):
Series C convertible preferred stock, $.001 par value, 8,771,930 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006; aggregate liquidation preference of $30,000 at March 31, 2007 and December 31, 2006; no shares issued and outstanding pro forma	9	9	—
Common stock, $.001 par value, 50,000,000 shares authorized at March 31, 2007 and December 31, 2006; 2,398,039 shares issued and outstanding at March 31, 2007 and December 31, 2006; 26,910,270 shares issued and outstanding pro forma	2	2	26,910
Additional paid-in capital	34,221	33,299	141,215
Accumulated other comprehensive income	6	11	6
Deficit accumulated during the development stage	(61,337)	(49,168)	(61,337)

Total stockholders’ equity (deficit)	(27,099)	(15,847)	106,794

Total liabilities and stockholders’ equity	$35,413	$36,810	$123,401

See accompanying notes.

Orexigen Therapeutics, Inc.
(a development stage company)
Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

			Period from
	Three months ended		September 12, 2002
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Revenues:
Collaborative agreement	$—	$—	$174
License revenue	22	21	199

Total revenues	22	21	373
Operating expenses:
Research and development	10,128	4,447	49,731
General and administrative	2,361	1,056	13,875

Total operating expenses	12,489	5,503	63,606

Loss from operations	(12,467)	(5,482)	(63,233)
Other income (expense):
Interest income	357	248	2,020
Interest expense	(59)	—	(124)

Total other income (expense)	298	248	1,896

Net loss	(12,169)	(5,234)	(61,337)
Accretion to redemption value of redeemable convertible preferred stock	(8)	(8)	(75)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	(13,860)

Net loss attributable to common stockholders	$(12,177)	$(5,242)	$(75,272)

Net loss per share attributable to common stockholders — basic and diluted	$(5.26)	$(2.49)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	2,315	2,104

See accompanying notes.

Orexigen Therapeutics, Inc.
(a development stage company)
Statements of Cash Flows
(In thousands)
(Unaudited)

			Period from
	Three months ended		September 12, 2002
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Operating activities
Net loss	$(12,169)	$(5,234)	$(61,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	30	8	88
Loss on disposal of assets	—	—	4
Amortization of premium on securities available-for-sale	(194)	59	(87)
Amortization of debt issuance costs	48	—	56
Stock-based compensation	930	376	4,306
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(521)	(36)	(743)
Accounts payable and accrued expenses	(134)	475	4,825
Other assets	62	1	(132)
Deferred rent	3	—	37
Deferred revenue	(22)	(21)	1,301

Net cash used by operating activities	(11,967)	(4,372)	(51,635)
Investing activities
Purchases of securities available-for-sale	(3,656)	(2,279)	(59,791)
Maturities of securities available-for-sale	1,250	6,431	42,301
Purchases of property and equipment	—	—	(590)
Restricted cash	—	—	(155)

Net cash provided (used) by investing activities	(2,406)	4,152	(18,235)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from borrowings on long-term debt	10,000	—	10,000
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(183)
Costs paid in connection with initial public offering	(306)	—	(929)
Proceeds from issuance of common stock, net of repurchases	—	—	14

Net cash provided by financing activities	9,694	—	84,616

Net increase (decrease) in cash and cash equivalents	(4,679)	(220)	14,746
Cash and cash equivalents at beginning of period	19,425	8,740	—

Cash and cash equivalents at end of period	$14,746	$8,520	$14,746

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Organization
          Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of central nervous system disorders, with an initial focus on obesity. The Company was incorporated on September 12, 2002 and commenced operations in 2003.
          The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of March 31, 2007, had an accumulated deficit of $61.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will continue to raise additional debt or equity financing. Based on the Company’s completion of its initial public offering in May 2007, management believes that it has sufficient capital to fund operations through at least September 30, 2008.
Basis of Presentation
          The Company has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
     The accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 25, 2007.
Reverse Stock Split
     In February 2007, the Company’s Board of Directors and stockholders approved a one-for-two reverse stock split of the Company’s outstanding common stock. A Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation was filed on April 9, 2007 effecting the one-for-two reverse stock split. All common and per-share data included in these financial statements have been retroactively restated to reflect the one-for-two reverse stock split.
Unaudited Pro Forma Balance Sheet and Initial Public Offering
     The unaudited pro forma balance sheet information in the accompanying balance sheet is provided as a result of a significant change in the Company’s capital structure subsequent to the balance sheet date and assumes the following transactions that were completed subsequent to March 31, 2007 had occurred on March 31, 2007:
•	In May 2007, the Company completed its initial public offering of 7,000,000 shares of its common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $76.3 million, after deducting underwriting discounts, commissions and estimated offering costs payable by us.

•	In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 16,462,231 shares of common stock.

•	In May 2007, the underwriters exercised their over-allotment option and purchased an additional 1,050,000 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts, of approximately $11.7 million.

2. Summary of Significant Accounting Policies
Research and Development Costs
          All research and development costs are charged to expense as incurred and consist principally of costs related to clinical trials managed by the Company’s contract research organizations, license fees and salaries and related benefits. Clinical trial costs are a significant component of research and development expenses. These costs are accrued based on estimates of work performed, and requires estimates of total costs incurred based on patients enrolled, progress of patient studies and other events. Clinical trial costs are subject to revision as the trials progress and revisions are charged to expense in the period in which they become known.
Revenue Recognition
          The Company has entered into an agreement with Cypress Bioscience, Inc. (“Cypress”) which contains multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable up front fees would be recognized upon receipt. Otherwise, non-refundable upfront fees are recognized over the period the related services are provided or over the period the Company has significant involvement. Revenue from milestones is recognized as agreed upon scientific events are achieved, as long as the event is substantial and was not readily assured at the beginning of the collaboration.
          Advance payments received in excess of amounts earned are classified as deferred revenue until earned.
New Accounting Standards Not Yet Adopted
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet evaluated the potential impact of adopting SFAS No. 159 on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet evaluated the potential impact of adopting SFAS No. 157 on its financial statements.

3. Net Loss per Share
     We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method.
     For purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
Numerator:
Net loss attributable to common stockholders	$(12,177)	$(5,242)

D Denominator:
Weighted average shares of common stock outstanding	2,398	2,353
Weighted average unvested shares of common stock subject to repurchase	(83)	(249)

Denominator for basic and diluted net loss per share attributable to common stockholders	2,315	2,104

Basic and diluted net loss per share attributable to common stockholders	$(5.26)	$(2.49)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Convertible preferred stock, as converted	16,462	12,076
Common stock options	2,352	1,339
Common shares subject to repurchase	69	233

	18,883	13,648

          Upon closing of the initial public offering of 7,000,000 shares of the Company’s common stock in May 2007, all shares of the Company’s outstanding preferred stock were converted into an aggregate of 16,462,231 shares of common stock. In addition, in May 2007, an additional 1,050,000 shares of common stock were issued upon the underwriters’ exercise of their over-allotment option.
4. Investment Securities, Available-for-Sale
          The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2007 and December 31, 2006 (in thousands):

	Maturity in		Unrealized
March 31, 2007	Years	Amortized Cost	Gains	Losses	Fair Value

Corporate debt obligations	Less than 1	$17,577	$6	$—	$17,583

	Maturity in		Unrealized
December 31, 2006	Years	Amortized Cost	Gains	Losses	Fair Value

Corporate debt obligations	Less than 1	$33,069	$11	$—	$33,080
Less cash equivalents		(18,092)	—	—	(18,092)

Amounts classified as investments		$14,977	$11	$—	$14,988

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Furniture and fixtures	$311	$311
Computers and equipment	105	105
Leasehold improvements	36	36
Laboratory equipment	126	126

	578	578
Less accumulated depreciation and amortization	(80)	(50)

	$498	$528

6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accounts payable	$3,047	$1,699
Accrued preclinical and clinical trial expenses	1,153	2,269
Accrued compensation related expenses	314	762
Accrued legal expenses	173	104
Other accrued liabilities	82	69

	$4,769	$4,903

7. Comprehensive Income
     Comprehensive income consists of the following components (in thousands):

			Period from
	Three months ended		September 12, 2002
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Net loss, as reported	$(12,169)	$(5,234)	$(61,337)
Unrealized gains (losses) on marketable securities	(5)	11	6

Comprehensive loss	$(12,174)	$(5,223)	$(61,331)

8. Stock-Based Compensation
          At March 31, 2007, the Company has one stock option plan in effect, the 2004 Stock Plan, as amended (the “2004 Plan”). Under the 2004 Plan, stock options are granted to employees and non-employee members of our Board of Directors. Option grants generally have ten year terms and grants to employees generally vest over four years. At March 31, 2007, 2,352,062 shares of our common stock were reserved for future issuance upon the exercise of outstanding options and 703,240 shares were available for future grants under the 2004 Plan.
          In February 2007, the Company’s stockholders approved the 2007 equity incentive award plan, which became effective in April 2007, under which 3,525,000 shares of common stock are initially reserved for future issuance to employees, directors and consultants of the Company. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The plan has an initial term of ten years. No shares have been granted under the 2007 equity incentive plan.

               The Company accounts for employee stock-based compensation expenses in accordance with the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.
          Total stock-based compensation expense recognized during the three months ended March 31, 2007 and 2006 was comprised of the following (in thousands):

			Period from
	Three months ended		September 12, 2002
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Research and development	$587	$297	$3,140
General and administrative	343	79	1,166

	$930	$376	$4,306

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended
	March 31,
	2007	2006
Expected life (in years)	6.2	6.2
Expected volatility	70.00%	70.00%
Risk-free interest rate	4.7%	4.7%
Expected dividend yield	—	—
9. Commitments and Contingencies
Credit and Security Agreement
               On December 15, 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of June 30, 2010 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (9.32% at March 31, 2007). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $500,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of March 31, 2007, $10.0 million has been drawn under this agreement.
               At March 31, 2007, future minimum principal payments under the credit and security agreement are as follows:

Due in:
2007	$2,222
2008	3,333
2009	3,333
2010	1,112

10,000
Less: current portion	(3,056)

$6,944

Technology and License Agreement
     Cypress Bioscience, Inc.
          In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke University (“Duke”) to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1,500,000. The term of the license agreement generally extends until the licensed patent expires, which is expected to occur in 2023. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1,500,000 is being recognized over 17 years, the estimated term of the agreement. In addition, Cypress is obligated to pay the Company a royalty on net sales of any products covered by the sublicensed technology. Cypress may also be required to make future milestone payments to the Company of up to $57,000,000 upon its achievement of various regulatory milestones. In June 2006, Cypress announced that the results of a completed Phase IIa trial did not support continuing its development program for obstructive sleep apnea, one of the specified uses under the agreement. Therefore, the Company’s receipt of $20,000,000 of milestone payments related to sleep apnea is unlikely at this time.
          For the three months ended March 31, 2007 and 2006 and for the period September 12, 2002 (inception) to March 31, 2007, the Company recognized revenues under this agreement of $22,000, $21,000 and $199,000, respectively. At March 31, 2007 and December 31, 2006, deferred revenue under this agreement totaled $1,301,000 and $1,323,000, respectively.
          As a result of the Company’s sublicensing of the Duke technology to Cypress for specified uses, the Company may be required to make future payments to Duke of up to $5.7 million ($3.7 million excluding milestone payments related to sleep apnea) upon Cypress’s achievement of various regulatory milestones. The term of the Cypress agreement generally extends until the last licensed patent right expires, which is expected to occur in 2023. Either party may terminate the agreement upon delivery of written notice if the other party commits fraud, willful misconduct, or illegal conduct of the other party with respect to the subject matter of the agreement. In addition, either party may terminate the agreement upon delivery of written notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified period. Cypress may terminate the agreement for any reason upon delivery of written notice within the specified period. Cypress may also terminate with no notice if an unfavorable judgment is entered against the Company or any other party relating to the patents we have sublicensed to Cypress. In addition, Cypress may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings.
10. Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. After initial adoption of FIN 48, deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and tax credit carryovers are recognized only for tax positions that meet the more likely than not recognition criteria. Additionally, recognition and derecognition of tax benefits from uncertain tax positions are recorded as discrete tax adjustments in the first interim period that the more likely than not threshold is met.
     The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $21.3 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, capitalized research and development and federal and state research and development credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. Additionally, the future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future. We have not yet completed an analysis to determine whether or not ownership changes within the meaning of Internal Revenue Code Sections 382 and 383 have occurred in prior years. Once such an analysis is completed, we plan to update our unrecognized tax benefits under FIN 48. At this time, we cannot estimate how much the recognized tax benefits may decrease, if any. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

     The Company recognizes interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.
11. Related Party Transactions
          During August 2006, the Company entered into a sponsored research agreement with Oregon Health & Science University (“OHSU”), one of the Company’s stockholders, for work conducted by the laboratory of Dr. Michael Cowley, an officer and employee of the Company. The agreement, which provides for payment by the Company to OHSU of up to approximately $847,500 over the 30 month term of the agreement, is primarily for the continuation of research underlying the license agreement entered into between the Company and OHSU in June 2003. During the three months ended March 31, 2007, the Company paid $273,000 to OHSU in accordance with the terms of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on April 26, 2007. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Background
          We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of central nervous system, or CNS, disorders, with an initial focus on obesity. Our strategy involves combining individual generic drugs that have previously received regulatory approval for other indications and, thus, have established post-marketing safety records. We systematically screen these drugs for synergistic CNS activity and combine them into new product candidates that we believe address unmet medical needs and are patentable. We are testing combinations of individual generic drugs in our product candidates in an effort to demonstrate adequate efficacy and safety for potential regulatory approval and have not yet received regulatory approval of any product candidate. Our lead combination product candidates targeted for obesity are Contrave, which is currently being tested in Phase III clinical trials, and Empatic, which is in late Phase II clinical trials. In addition, we plan to continue to screen drugs for synergistic CNS activity and, based on the results, we may advance other potential combination product candidates into clinical trials.
          We are a development stage company. We have incurred significant net losses since our inception. As of March 31, 2007, we had an accumulated deficit of $61.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.
          In May 2007, we completed our initial public offering of 7,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $76.3 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 16,462,231 shares of common stock.
          Also in May 2007, the underwriters exercised their over-allotment option and purchased an additional 1,050,000 shares of our common stock, from which we received cash proceeds, net of underwriting discounts, of approximately $11.7 million.
Revenues
               We have generated approximately $373,000 in revenue from inception through March 31, 2007, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

Research and Development Expenses
          The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consist primarily of costs associated with clinical trials managed by our contract research organizations, or CROs, product development efforts and manufacturing costs. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs are expenses incurred in connection with the clinical trials for Contrave and Empatic. The clinical trial expenses include payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.
          At any time, we have several ongoing research projects. Our internal research and development resources are not directly tied to any individual research project and are primarily deployed across our Contrave and Empatic programs, both of which target the obesity market. We are developing our product candidates in parallel and, due to the fact that we use shared resources across projects, we do not maintain information regarding the costs incurred for our research and development programs on a program-specific basis. Our external service providers similarly have not generally billed us on a program-specific basis.
          At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
          We expect our development expenses to grow over the next few years as we continue the advancement of our product development programs. We initiated our Phase IIb clinical trial program for Contrave in July 2005 and our Phase IIb trial for Empatic in July 2006. In the second quarter of 2007, we have initiated our first two Phase III trials for Contrave. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.
General and Administrative
          Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, administrative expenses include professional fees for legal, consulting and accounting services. We anticipate increases in general and administrative expenses as we add personnel, comply with the reporting obligations applicable to publicly-held companies, and continue to build our corporate infrastructure in support of our continued development and preparation for the potential commercialization of our product candidates.
Interest and Other Income
          Interest and other income consists of interest earned on our cash, cash equivalents and investment securities.
Income Taxes
          As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $42.1 million and $42.6 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2022 for federal purposes and 2012 for state purposes. As of December 31, 2006, we had federal and state research and development tax credit carryforwards of approximately $2.2 million and $1.7 million, respectively. The federal tax credits will begin expiring in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses before they expire. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Beneficial Conversion Feature
          During November 2006, we completed the sale of 8,771,930 shares of Series C convertible preferred stock for net proceeds of approximately $29.9 million. The Series C convertible preferred stock was sold at a price per share below the anticipated initial public offering price. Accordingly, pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, we recorded a deemed dividend on the Series C convertible preferred stock of $13,859,649, which is equal to the number of shares of Series C convertible preferred stock sold multiplied by the difference between the estimated fair value of the underlying common stock and the Series C conversion price per share.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to accounting for research and development expenses and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
     There were no significant changes during the quarter ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements for the year ended December 31, 2006 in our Registration Statement on Form S-1 (File No. 333-139496), other than as follows:
Accounting for Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. We do not anticipate that the adoption of FIN No. 48 will have a material effect on our effective tax rate in future periods.
Results of Operations
Comparison of three months ended March 31, 2007 to three months ended March 31, 2006
          Revenues. Revenues for the three months ended March 31, 2007 and March 31, 2006 were $22,000 and $21,000, respectively, and were related to our sublicensed technology to Cypress.
          Research and Development Expenses. Research and development expenses increased to $10.1 million for the three months ended March 31, 2007 from $4.4 million for the comparable period during 2006. This increase of $5.7 million was due primarily to increased expenses in connection with clinical trials and consulting expenses totaling approximately $4.8 million. The remaining increase is primarily the result of increases in salaries and personnel related costs and stock-based compensation costs totaling approximately $585,000.
          General and Administrative Expenses. General and administrative expenses increased to $2.4 million for the three months ended March 31, 2007 from $1.1 million for the comparable period during 2006. This increase of $1.3 million was due to an increase in legal fees of $382,000, an increase in stock-based compensation costs of $291,000, and increases in salaries and personnel related costs, other professional fees, travel, rent and consulting fees totaling $616,000.

          Interest and Other Income. Interest income increased to $357,000 for the three months ended March 31, 2007 from $248,000 for the three months ended March 31, 2006. This increase of $109,000 was due to the increase in average cash and investment balances as a result of investing the proceeds received from the sale of Series C preferred stock in November 2006 and higher interest rates in 2007.
          Interest Expense. Interest expense increased to $59,000 for the three months ended March 31, 2007 primarily due to the amortization of debt issuance costs incurred in connection with the $17.0 million credit and security agreement with Merrill Lynch Capital and interest expense on the $10 million borrowed under the credit and security agreement on March 28, 2007.
Liquidity and Capital Resources
          Since inception, our operations have been financed primarily through the private placement of equity securities. Through March 31, 2007, we received net proceeds of approximately $75.8 million from the sale of shares of our preferred and common stock as follows:
•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•	in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million; and

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million.
          As of March 31, 2007, we had $14.7 million in cash and cash equivalents and an additional $17.6 million in investment securities, available-for-sale. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated and in corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
          Net cash used in operating activities was $12.0 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.
          Net cash used by investing activities was $2.4 million for the three months ended March 31, 2007 compared to net cash provided by investing activities of $4.2 million for the three months ended March 31, 2006. These amounts are the result of the net of purchases, sales and maturities of investment securities.
          Net cash provided by financing activities was $9.7 million for the three months ended March 31 2007 as a result of a $10.0 million draw against the credit and security agreement with Merrill Lynch Capital on March 28, 2007. This amount was partially offset by costs incurred in connection with our initial public offering.
          We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs.
          As a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize our two product candidates, Contrave and Empatic. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004 at an exercise price of $0.10 per share, which expires in April 2014. In April 2006, Dr. Dante exercised options with respect to 35,000 of these shares. We also paid Dr. Dante an upfront fee of $100,000 and may be required to make future milestone payments totaling up to $1.0 million upon the achievement of a milestone related to a regulatory event. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products.
          Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:
•	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing sales or distribution capabilities;

•	the successful commercialization of our products; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.
          In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. On March 28, 2007, we drew down $10.0 million under the credit and security agreement. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of June 30, 2010 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (9.32% at March 31, 2007). The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $500,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.
          We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in May 2007, together with the borrowing capacity under our $17.0 million credit and security agreement with Merrill Lynch Capital, will be sufficient to meet our projected operating requirements through at least September 30, 2008.
          Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, potential borrowings and potential corporate collaborations. In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and other debt financing. In addition, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial requirements that may restrict our ability to operate our business.

Contractual Obligations and Commitments
          The following table describes our long-term contractual obligations and commitments as of March 31, 2007 (in thousands):

	Payments Due by Period
		Less than
		1 Year	1-3 Years	4-5 Years
	Total	(2007)	(2008 - 2010)	(2011 – 2012)	After 5 Years
Long-term debt obligations(1)	$10,000	$2,222	$7,778	$—	$—
Long-term liabilities(2)	537	—	1	536	—
Operating lease obligations	1,038	202	426	410	—
License obligations(3)	—	—	—	—	—

Total	$11,575	$2,424	$8,205	$946	$—

(1)	In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for the potential borrowing of up to $17.0 million. In March 2007, we drew down $10.0 million under the credit and security agreement.

(2)	Primarily represents costs incurred in connection with our credit and security agreement with Merrill Lynch Capital.

(3)	License obligations do not include additional payments of up to $2.7 million due upon the occurrence of certain milestones related to regulatory or commercial events or potential payments of up to $5.7 million to Duke should we receive milestone payments from Cypress under our agreement with Cypress (up to $3.7 million excluding milestone payments unrelated to sleep apnea). We may also be required to pay royalties on any net sales of the licensed products. License payments may be increased based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.
          We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.
Off-Balance Sheet Arrangements
     We have not engaged in any off-balance sheet activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash and cash equivalents as of March 31, 2007 consisted primarily of money market funds and corporate debt obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.
     As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     In addition, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any other material legal proceedings.
ITEM 1A. RISK FACTORS
          Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Industry
We are largely dependent on the success of our two product candidates in clinical development: Contrave (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic (zonisamide SR/bupropion SR). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.
          We currently have only two product candidates in clinical development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or received marketing approval for either of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:
•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities; or

•	the FDA may change its approval policies or adopt new regulations.
          Contrave is currently being evaluated in Phase III clinical trials for the treatment of obesity and will require the successful completion of at least two pivotal, or Phase III, clinical trials before we are able to submit an NDA with respect to Contrave to the FDA for potential approval. Empatic is in a Phase IIb clinical trial and, following its Phase II trials, also will need to complete two or more pivotal trials prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Any failure to obtain regulatory approval of Contrave or Empatic would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.
Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
          Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication.
          With respect to Contrave, we submitted to the FDA in October 2006 the 24 week results of our Phase II clinical trial, which we characterize as a Phase IIb trial because we believe the results from this clinical trial provide sufficient evidence of the superiority of the combination drug therapy to the individual monotherapies in the treatment of obesity. We received correspondence from the FDA in December 2006 in which the FDA agreed that our future pivotal studies for Contrave could be performed against placebo only. While the FDA has provided us with guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo, we may not be able to achieve these requirements or replicate the results observed in our earlier Phase II and IIb clinical trials. Furthermore, the FDA’s guidelines were set forth in correspondence and not in the form of a binding special protocol assessment and, therefore, may change in the future. However, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. We believe the design of our ongoing and planned pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance, and we therefore have not revised, and do not intend to revise, the design of our trials in response to the guidance.
          With respect to Empatic, we are currently conducting a second Phase II clinical trial to evaluate optimal dose ratios for its active ingredients, and we intend to conduct an additional Phase II trial for Empatic to establish that the combination is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III trials may be conducted against placebo only. We have not yet commenced any Phase III clinical trials for this product candidate. We also may need to complete additional preclinical testing of our product candidates to evaluate safety and toxicity before we can submit an NDA to the FDA for potential regulatory approval. We will also need to demonstrate comparable bioavailability and bioequivalence of any components of our product candidates used in our Phase II clinical trials to the components used in our Phase III clinical trials if the formulations of the components to be used in the Phase III clinical trials are different.
          The results from the preclinical and clinical trials that we have completed for Contrave and Empatic may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for either product candidate. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If our drug candidates are not shown to be safe and effective in clinical trials, our clinical development programs could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of Contrave, Empatic or any other product candidates that we may develop, in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of any approved label.
          Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities. For example, in each trial evaluating Contrave, some patients experienced nausea. We have developed new formulations and techniques in an effort to reduce the frequency and magnitude of this side effect; however, we have not yet tested these methods in any Phase III trials. Other less common side effects reported in our Contrave trials were dizziness, insomnia and headaches. The most common side effects reported in our trials to date of Empatic were gastrointestinal upset, insomnia and mild rash. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known.
          A key constituent of Contrave and Empatic is bupropion, which is used in the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “black box” warning statement. Although neither Contrave nor Empatic is intended to be indicated for or used in the treatment of primary depression, many obese patients are depressed and it is possible that depressed obese patients will use our product candidates, if approved. We expect that a similar warning statement will be required on labeling for both Contrave and Empatic. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “black box” warning be extended to cover adults up to their mid-20’s. We expect that any additional warnings or other labeling changes related to suicidal thinking and behavior in adults will be required on labeling for both Contrave and Empatic. The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not designed either the Contrave or Empatic programs for the treatment of children or adolescents, it is possible that the FDA will require a Medication Guide for both Contrave and Empatic. These warnings and other requirements may have the effect of limiting the market acceptance by our targeted physicians and patients of Contrave and Empatic, if these product candidates are approved.
          In addition, the package insert for zonisamide, one of the two components of Empatic, has a “Category C” pregnancy precaution in its current approved labeling for an epilepsy indication. This means that animal studies have shown zonisamide to be teratogenic, potentially causing birth defects, and that there are no adequate and well-controlled studies of zonisamide in pregnant women, but the benefits from the use of the drug in pregnant woman may be acceptable despite the potential risks. Zonisamide also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. Because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age.
          If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:
•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning with Contrave or Empatic or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
          Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.
Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.
          Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of obesity or similar indications; and

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.
          Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:
•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; and

•	lack of adequate funding to continue the clinical trial.
          Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, after we had established the design of our Phase III clinical trial program for Contrave. However, we believe the design of our ongoing and planned pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance, and we have not revised, and do not intend to revise, the design of our trials in response to the guidance. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability to prevent off-label generic substitution of our combination products through our patent estate and laws that may prevent substituting drug products that are not therapeutically equivalent to our own.
          The patents we have in-licensed and our pending patent applications may not prevent physicians from prescribing the generic constituents of our product candidates. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for our Contrave and Empatic product candidates are not available using existing generic preparations of naltrexone IR, zonisamide IR and bupropion SR. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.
          With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product candidates, as well as the differences in their approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances preclude pharmacists from substituting with generic preparations if the products are not therapeutic equivalents. Therefore, the lack of therapeutic equivalency restricts generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not substitute generics in place of Contrave and Empatic, which could significantly diminish their market potential.
          In addition, although we believe the current market prices for the generic forms of naltrexone and zonisamide make generic substitution by physicians, pharmacists or pharmacy benefit managers unlikely, should the prices of the generic forms decline, the motivation for generic substitution may become stronger. Generic substitution by physicians and at the pharmacy level could have substantial negative consequences to our business.
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.
          We currently rely primarily on Metropolitan Research Associates, or MRA, a CRO, to conduct our clinical trials for Contrave and Empatic, and we may depend on other CROs and independent clinical investigators to conduct our clinical trials in the future. We utilize the services of HHI Clinical & Statistical Services to conduct our data management. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If MRA, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.
We expect intense competition in the obesity marketplace for Contrave and Empatic, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.
          If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical (orlistat), marketed by Roche Laboratories Inc., and Meridia (sibutramine), marketed by Abbott Laboratories. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name Alli, which represents additional competition and potential negative pricing pressure. Both orlistat and sibutramine are marketed by pharmaceutical companies with substantially greater resources than us. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for, our product candidates.
          Other products are also in development which could become successful competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Merck & Co., Inc., Nastech Pharmaceutical Co., Inc., Peptimmune, Inc. and Vivus, Inc., among others. With the exception of Vivus, Inc., most of these efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early weight loss plateau typically seen. Vivus, Inc. has shown strong efficacy with a combination of phentermine and topiramate in a single center study. Rimonabant, which is being developed by Sanofi-Aventis, has been approved in certain countries outside of the United States and has received an approvable letter from the FDA relating to potential marketing in the United States. An approvable letter indicates that the FDA is prepared to approve the application upon the satisfaction of conditions specified in the approvable letter.
          New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:
•	research and development resources, including personnel and technology;

•	regulatory experience;

•	drug development and clinical trial experience;

•	experience and expertise in exploitation of intellectual property rights; and

•	capital resources.
          As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, if we receive regulatory approvals for our products, manufacturing efficiency is likely to be a significant competitive factor. We currently have no commercial manufacturing infrastructure. There can be no assurance that we can develop or contract for these capabilities on acceptable economic terms, or at all.
          In addition, should both Contrave and Empatic be approved to treat obesity, these product candidates may compete with one another. We are developing Contrave to treat mild to moderate obesity, especially in women with food craving. We are developing Empatic to treat more severe obesity, especially in men and in women beyond the childbearing years. While we intend to direct each product candidate to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and, if approved, any potential label for our product candidates would be expected to refer to obesity generally. There is no guarantee that we will be successful in marketing Contrave and Empatic to their target markets or avoiding competition between them.
We have limited sales and marketing experience or resources, and we may not be able to effectively market and sell our products.
          We are developing product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on these large generalist physician populations. In order to adequately address these physician groups, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators, co-promoters and sales force personnel. By entering into strategic collaborations or similar arrangements, we may rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals or decide to pursue a competitive potential product that may be developed outside of the collaboration. Even if we are able to identify suitable collaborators to assist in the commercialization of our product candidates, they may fail to devote the resources necessary to realize the full commercial potential of our product candidates.

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.
          The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our planned NDAs will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data is not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for our Contrave and Empatic product candidates, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.
          To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. When we file our NDAs for Contrave and Empatic, we intend to make paragraph IV certifications that our products do not infringe the bupropion patents listed in the Orange Book, and send the appropriate notice to the patent holder and NDA holder. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, assuming we obtain the first approval for either product candidate for the indication supported by the clinical studies we conducted. Under this form of exclusivity, the FDA would be precluded from approving a marketing application for a duplicate drug product (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s three-year Hatch-Waxman marketing exclusivity expires.
Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
          Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “black box” warning related to general concerns regarding antidepressants or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters or untitled letters;

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.
Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.
     In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.
If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the conduct of our clinical trials.
     We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API for use in our clinical trials. Currently, we have only one supply arrangement for zonisamide API, a component in our Empatic product candidate, one supplier of naltrexone API, a component in our Contrave product candidate, and one supplier of bupropion API, a component in each of our Empatic and our Contrave product candidates.
     While a number of manufacturers are FDA qualified to produce zonisamide and bupropion, and we have already entered into negotiations with other suppliers to act as secondary or supplemental suppliers of these ingredients, we may not be successful in securing these additional supply arrangements on a commercially reasonable basis or at all. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could cause a disruption of our trials and delay our development program.
     Synthesis of naltrexone is a multi-step process with a natural opiate starting material, which is a scheduled substance under Drug Enforcement Administration, or DEA, standards due to the addictive nature of the material. As such, manufacturers must be qualified by the DEA. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available supply. Any lack of sufficient quantities of naltrexone would limit our ability to complete our planned clinical trials and the commercial launch of Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.
     To date, all of our purchases of API have been completed by purchase orders. We have no long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all.

If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.
     We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the Contrave Titration Packs, Empatic Titration Packs and bottles used to package these tablets for use in clinical trials. To date, all of these contract manufacturers have performed services under short-term purchase orders or similar arrangements. We have no long-term commitments or supply agreements with these contract manufacturers. Recently, the University of Iowa, the manufacturer of our bupropion SR formulation, advised us that it will no longer be able to meet our supply requirements due to its limited capacity. The University of Iowa advised us that it will supply up to six additional batches of bupropion SR, which we believe will be sufficient to meet our requirements for our Contrave and Empatic clinical trials through mid 2007. We have arranged to transfer the manufacturing process from the University of Iowa to Pharmaceutical Manufacturing Research Services Inc., or PMRS, and Patheon Pharmaceuticals Inc., or Patheon. PMRS will provide bupropion SR for our Contrave Phase III clinical trials on a purchase order basis. Patheon will manufacture bupropion SR and finished Contrave tablets for our Contrave Phase III clinical trials on a proposal by proposal basis under a master agreement for pharmaceutical development services that we entered into in February 2007. We currently expect to pay Patheon approximately $2.5 million for the manufacture of clinical supplies. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days. In addition, we may terminate the agreement immediately for any business reason.
     With respect to the manufacturing for our commercial scale product, we intend to eventually pursue long-term agreements with our current manufacturers or transfer the manufacturing to other larger manufacturers. There can be no assurance we will be able to transfer any manufacturing processes to other larger manufacturers. Furthermore, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change to other manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates.
     The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us, our ability to provide product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
     In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.

We are combining drugs in novel combinations and cannot be sure that the combined drugs can co-exist for extended periods in close proximity.
     Bupropion, which is an API in both Contrave and Empatic, is known to have issues with stability that require manufacturing processes which minimize exposure to moisture and limit oxidation. Naltrexone, which is an API in our Contrave product candidate, contains water within its crystal structure and we would expect Contrave to come into contact with additional moisture through normal use. We are performing stability testing to ensure that our combination tablet of Contrave has sufficient stability to provide the customary two-year stability characteristics and shelf life expected of a conventional pharmaceutical product. Although we are currently conducting stability studies, we cannot be sure that either Contrave or Empatic will be stable, and we may not be able to demonstrate sufficient long term stability to provide at least two years of shelf life for these product candidates, which could jeopardize our ability to bring such product candidates to market.
We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.
     The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.
     We have obtained product liability insurance coverage for our clinical trials with a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings or pregnancy precautions associated with the active ingredients of Contrave and/or Empatic;

•	availability of alternative treatments, including, in the case of Contrave and/or Empatic, a number of competitive products already approved for the treatment of weight loss or expected to be commercially launched in the near future;

•	pricing and cost effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.
     If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
We are subject to uncertainty relating to reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.
     Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we will be able to obtain third-party coverage or reimbursement for our product candidates in whole or in part.
     The obesity market, in particular, continues to be marked by poor coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 designed for eligible seniors and disabled individuals and which went into effect on January 1, 2006.
     Currently, our competitors’ drug products have limited third-party payor coverage. This means that individuals prescribed such drug products often either have significant out-of-pocket costs or self-pay. If our product candidates do not receive adequate coverage or reimbursement, the market acceptance and commercial success of our products may be limited.
     Recently, the Medicare program, a federal governmental third-party payor whose policies often are emulated or adopted by other payors, has removed longstanding policy language that obesity itself cannot be considered an illness. This deletion did not alter the statutory prohibition on drug reimbursement by Medicare or result in a change to coverage for particular obesity-related procedures, and treatment for obesity alone remains uncovered. However, the Medicare program has since issued a national policy recognizing coverage for bariatric surgery for co-morbid conditions associated with obesity. Although third-party payor attitudes regarding obesity-related products and services appear to be changing, as exemplified by Medicare changes, we may be faced with a continued poor coverage and reimbursement environment.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.
     As part of our growth strategy, we intend to acquire, develop and/or market additional products and product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.
     The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.
     In addition, future acquisitions may entail numerous operational and financial risks, including:
•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.
     Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.
Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
     In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. It remains difficult to predict the impact that the prescription drug program will have on us and our industry. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. However, at this time, weight loss drugs are not covered under Part D. As a result, our products will not be placed on the formularies of the private sector providers participating in the Part D program unless the law is changed in the future to allow for coverage of obesity products or unless the drugs are offered as a separate supplemental benefit not funded by Medicare, and if our products are not placed on such formularies, this could negatively impact our ability to sell our products.

     There also have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.
We will need to increase the size of our organization, and we may experience difficulties in managing growth.
     As of May 15, 2007, we had 13 full-time employees and three part-time employees. In addition, we have engaged part-time individual consultants and the consulting firm PharmaDirections, Inc. to assist us with certain initiatives relating to pharmacology and product development, among others. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:
•	manage our clinical trials effectively, including our current and upcoming Phase III clinical trials for Contrave and our ongoing Phase IIb clinical trial for Empatic, which are being conducted at numerous clinical trial sites;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
     We have traditionally utilized the services of outside vendors to perform tasks including clinical trial management, statistics, regulatory affairs, formulation development, pharmacokinetics and other drug development functions. Our growth strategy may also entail expanding our group of contractors to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
     We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
     We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Gary D. Tollefson, M.D., Ph.D., our President and Chief Executive Officer, Anthony A. McKinney, our Chief Operating Officer, Graham K. Cooper, our Chief Financial Officer, Treasurer and Secretary, Michael A. Cowley, Ph.D., our Chief Scientific Officer, Eduardo Dunayevich, M.D., our Chief Medical Officer, and Ronald P. Landbloom, M.D., our Vice President of Medical and Regulatory Affairs. If we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. However, we are not aware of any key personnel who have plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.
     Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. In addition, certain of our executive officers are only required to devote a portion of their full business time to our business, and therefore may not contribute as much to our growth and development as a full-time member of management could.
     In addition, we have scientific and clinical advisors who assist us in formulating our product development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours.
We will need to obtain FDA approval of our proposed product names, Contrave and Empatic, and any failure or delay associated with such approval may adversely impact our business.
     Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or PTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to the product names Contrave or Empatic, we may be required to adopt an alternative name for our initial product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Contrave and/or Empatic and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.
Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition.
     We may face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains provisions that may change U.S. importation laws and expand consumers’ ability to import lower priced versions of our product candidates and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not yet announced any plans to make this required certification. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force report issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, a number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Pub. L. No. 109-295, which was signed into law in October 2006 and provides appropriations for the Department of Homeland Security for the 2007 fiscal year, expressly prohibits the U.S. Customs Service from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our profitability.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
     As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The regulations that may affect our ability to operate include:
•	the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
     If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
     Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected. In the future we may seek to establish longer term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

Our business and operations would suffer in the event of system failures.
     Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for Contrave or Empatic could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
Risks Related to Intellectual Property
The issued patent rights that we have in-licensed covering Contrave and Empatic are limited to the United States, and our market opportunity for these product candidates may be limited by the lack of patent protection in other territories.
     Contrave is currently protected by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent 5,817,665 is expected to expire in March 2013. These patents do not protect our Contrave product candidate outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion).
     In addition to the Dante patents that are licensed to us, we own a U.S. patent application and a related continuation patent application, referred to by us as the Weber/Cowley patent applications, which are the subject of an agreement with Oregon Health & Science University, or OHSU. The claims currently pending in the Weber/Cowley patent applications are directed to the current composition of our Contrave product candidate and methods for using that composition to effect weight loss. The Weber/Cowley patent applications have not yet issued and we cannot provide assurance that they will issue on a timely basis or at all. We have filed a number of international counterparts to the Weber/Cowley patent applications in foreign countries and also cannot provide assurance that they will issue on a timely basis or at all.
     Both pending Weber/Cowley patent applications have been initially rejected by the U.S. Patent and Trademark Office, or PTO, one on the basis that a prior Dante patent anticipated the composition claims and the other primarily on the basis that the claimed methods of treatment were obvious. Although we believe that we have sufficient arguments, and can amend our applications in such a way as to overcome these initial rejections of claims, there can be no assurance that these rejections and any future rejections will ultimately be overcome or that any claims that may issue will be sufficiently broad to protect our Contrave product in the United States. If these U.S. patent applications and their international counterparts ultimately issue, we expect to have protection extended through 2024. However, we cannot be certain that the scope of any issued U.S. or foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. A European counterpart application to the Weber/Cowley patents applications is currently pending in the European Patent Office, or EPO. However, there is no assurance that the claims in this application, or any other claims, will issue in their currently pending form or at all.
     We have filed patent applications in the United States with the goal of protecting the formulations and use of SR oral naltrexone, but we cannot provide assurance that these patent applications will issue. Accordingly, unless the Weber/Cowley patent applications or our other pending patent applications ultimately issue with a scope of protection that protects our Contrave product candidate, a competitor could file an NDA for the development of naltrexone in combination with bupropion, seeking approval as early as 2013, when the Dante patents expire. Alternatively, if a competitor is willing to challenge the scope or validity of the Dante patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval. If issued, the Weber/Cowley patent applications and other patent filings have the potential to protect Contrave for an additional 11 years following the expiration of the Dante patents.
     Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we call the Gadde patent. We in-license this patent on an exclusive basis from Duke University, or Duke, together with several related patent applications. This patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, this patent is expected to expire in May 2023. Although Duke has filed international counterparts to the Gadde patent that are currently pending, there is no assurance that the claims in these applications will issue in their currently pending form or at all.
Although we have international patent applications pending, we do not currently have patent protection for our Contrave and Empatic product candidates outside the United States.
     While we have filed patent applications in many countries outside the United States, we do not currently have patent protection for Contrave or Empatic in any of these foreign jurisdictions. Even if international patents ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.
     We may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in the countries of the European Union, Canada, Mexico, Japan or other markets where we do not have patent protection for Contrave or Empatic. Due to the lack of patent protection for these combinations in territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR components of Contrave and Empatic, naltrexone IR and zonisamide IR, respectively, in those other territories. The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for Contrave and Empatic and adversely affect our overall business and financial results.
We have in-licensed the rights to our product candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to Contrave and Empatic.
     We have in-licensed and otherwise contracted for rights to our product candidates, and we expect to enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results. For example, our license agreement with Dr. Dante requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize our Contrave product candidate. To the extent we are unable to comply with these obligations, the license may be terminated.
Restrictions on our patent rights relating to our product candidates may limit our ability to prevent third parties from competing against us.
     Our success will depend on our ability to obtain and maintain patent protection for our product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition of matter patents on active pharmaceutical ingredients are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, or NCEs, are typically entitled to composition of matter coverage. Current law also allows novel and unobvious combinations of old compounds to receive composition of matter coverage for the combination. However, we cannot be certain that the current law will remain the same, or that our product candidates will be considered novel and unobvious by the PTO and courts.
     In addition to composition of matter patents and patent applications, we also have filed method of use patent applications. This type of patent protects the use of the product only for the specified method. However, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

     Although we believe we and our licensors have conducted appropriate prior art searches relating to our method of use patents and patent applications, there is no assurance that all of the potentially relevant prior art has been found. Moreover, because the constituents of our combination product candidates have been on the market as separate monotherapeutic products for many years, it is possible that these monotherapies have previously been used off-label in such a manner that such prior usage would affect the validity of our method of use patents.
     Patent applications in the United States and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the issued patents and applications that we in-licensed were the first to conceive inventions covered by the patents and pending patent applications or that we and those inventors were the first to file patent applications for such inventions.
     We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants, some of whom assist with the development of other obesity drugs. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
     Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that our products infringe the patent rights of others. There may be issued patents of third parties of which we are currently unaware, that may be infringed by our product candidates or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.
     We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If one of these patents was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.
     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing the product unless the third party licenses its product rights to us, which it is not required to do;

•	if a license is available from a third party, we may have to pay substantial royalties, fees and/or grant cross-licenses to intellectual property rights for our products; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
     We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and our Contrave Titration Packs, Empatic Titration Packs and bottles used to package these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. For example, we are currently negotiating with potential licensors for rights to new formulations of bupropion SR for commercial purposes that we believe may improve the intellectual property profile of our Contrave and Empatic product candidates and avoid potential infringement of third-party patent rights. In order to secure rights to a new formulation of bupropion SR, we may choose to pay a combination of up-front fees, milestone payments and/or royalties on net sales of products. However, we cannot be certain that we will be able to enter into a definitive license agreement on commercially reasonable terms or at all. Accordingly, we are also developing our own formulation of bupropion SR that we believe will not infringe third-party patent rights. If we do not obtain licensed rights to a bupropion SR formulation or successfully complete the development of our own formulation, we could be exposed to potential patent infringement liability from third parties who hold patents on various formulations of bupropion. In any event, while we continue to use our existing formulation for clinical trial purposes, we will need to demonstrate in a small Phase I trial and additional preclinical studies comparable bioavailability and bioequivalence of the bupropion SR formulation used in our clinical trials to the bupropion formulation we will use commercially. We expect we will be able to conduct these studies concurrently with our pivotal trials.
     No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering these or other aspects of our products, technology or methods, as implemented by us or by third-party manufacturers with whom we contract. Because of the large number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods. Such third-party patent rights, if relevant, could prevent us from adopting or marketing a particular formulation or product, or could expose us to patent infringement liability.
Although we have entered into a settlement agreement designed to prevent the parties to the agreement from asserting infringement and other specified claims against our Empatic product candidate in the United States, if an acceptable settlement of foreign patent rights cannot be reached, or our efforts to assert patent rights outside of the Unites States prove unsuccessful, we could be prevented from marketing and selling our Empatic product in foreign countries.
     On June 12, 2004, we jointly filed a lawsuit with Duke, against Elan Corporation, plc, Elan Pharma International Ltd. and Elan Pharmaceuticals, Inc., which we refer to collectively as Elan, Eisai, Inc. and Eisai Co., Ltd., which we refer to together as Eisai, and Julianne E. Jennings, a former employee of Elan, in the U.S. District Court for the Middle District of North Carolina, Durham Division, to resolve a dispute over rights in an invention relating to the use of zonisamide to treat obesity. We alleged in this lawsuit that scientists at Duke made the invention, and that Elan improperly used information supplied by the Duke scientists to file a U.S. patent application on the invention, in which Ms. Jennings (then an Elan product manager) is named as the sole inventor. This patent application was later assigned by Elan to Eisai. Duke also filed a U.S. patent application on the invention at issue, which patent application is exclusively licensed to us. On December 14, 2006, we, Elan, Eisai, Duke and Ms. Jennings entered into a settlement agreement to settle the lawsuit. Upon execution of the settlement agreement, the lawsuit was dismissed with prejudice.
     Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of the United States or any state within the United States existing as of the date of the settlement agreement that arise out of or relate to the lawsuit or the specified Duke and Eisai patent applications. The releases do not apply to the parties’ rights with respect to claims and demands outside the United States. In addition, each of Elan and Ms. Jennings have represented that they are not currently seeking and do not currently possess any patent rights in the United States relating to the use of zonisamide for the treatment of obesity or other weight-related disorders or conditions. In addition, Elan, Eisai and Ms. Jennings have agreed not to assert any such U.S. patent against our Empatic product, which contains zonisamide and bupropion to treat obesity, even if Eisai later obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Eisai patent application. Likewise, if Duke obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Duke patent application, we and Duke have agreed that we will not assert any such patent against Elan, Eisai or Ms. Jennings for any conduct relating to Zonegran, which is a zonisamide product currently marketed by Eisai.

     Although we have resolved the U.S. lawsuit and entered into a settlement agreement containing terms that would prevent Eisai, Elan and Ms. Jennings from asserting specified U.S. patents against our Empatic product, there is no assurance that Eisai, Elan and/or Ms. Jennings will abide by the settlement agreement. There also is no assurance that Eisai, Elan and/or Ms. Jennings do not have, or will not in the future obtain, other patent rights not covered by the settlement agreement that could be asserted against our Empatic product candidate or our other product candidates.
     We believe that Eisai also owns and is prosecuting foreign patent applications in at least Europe and Japan that are based upon and claim priority to the Eisai patent application that was filed in the United States. We have entered into negotiations with Eisai with respect to any and all foreign patent rights based on the Eisai and Duke patent applications. These settlement negotiations are ongoing and settlement terms similar to the U.S. settlement are being sought in the foreign settlement process. If an acceptable settlement of the foreign patent rights is reached, we anticipate that it will contain a covenant by at least Eisai that, if Eisai obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that claims priority to or is based upon the disclosure of Eisai patent application, Eisai will not assert any such foreign patent against any of our products, such as Empatic, containing zonisamide in combination with any other active pharmaceutical agent intended for use in the treatment of humans. However, we may not be able to enter into a settlement agreement relating to any countries outside the United States on acceptable terms, or at all.
     If an acceptable settlement of the foreign patent rights cannot be reached, then it may be necessary for us to formally challenge Eisai’s entitlement to the patent rights at issue through legal proceedings in Europe, Japan, and perhaps other countries. If it is necessary to commence foreign legal proceedings, it likely will take several years to reach a decision in those proceedings. If the decision in those proceedings is unfavorable to us, and if a foreign patent issues to Eisai containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions, then we could be prevented from marketing and selling our Empatic product in those countries where such patents exist.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
     Periodic maintenance fees on the Gadde patent covering Empatic are due to be paid to the PTO in several stages over the lifetime of the patent. Future maintenance fees will also need to be paid on the Dante patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to remind us to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.
     We have received a Notice of Allowance from the PTO for the intent-to-use trademark application for our corporate logo for use in connection with pharmaceutical preparations and substances, including for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have foreign trademark applications pending in Europe, Canada and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. and the mark OREXIGEN in Japan and have pending trademark applications for the same mark in the United States, Canada and Europe. We have received a Notice of Allowance from the PTO for the intent-to-use trademark applications for the marks CONTRAVE and EMPATIC for use in connection with pharmaceutical preparations, including for the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registration for the mark CONTRAVE in Japan and have applied for trademark registrations for the mark CONTRAVE in Europe and Canada and the mark EMPATIC in Europe, Canada and Japan. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of Excalia, the prior mark for the product candidate that we now call Empatic. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
Risks Related to Our Finances and Capital Requirements
We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
     We are a development stage company with a limited operating history. We have focused primarily on developing our two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through private placements of preferred stock and debt and have incurred losses in each year since our inception in September 2002. Net losses were $1.9 million in 2003, $7.7 million in 2004, $12.1 million in 2005 and $27.5 million in 2006. As of March 31, 2007, we had an accumulated deficit of $61.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We have not generated any revenue from our product candidates and may never be profitable.
     Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:
•	successfully complete our ongoing and planned clinical trials for Contrave and Empatic;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received; and

•	identify and enter into one or more strategic collaborations to effectively market and sell our product candidates.
     Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur for several years (we do not expect to file our first NDA until the second half of 2009 at the earliest), we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

Our short operating history makes it difficult to evaluate our business and prospects.
     We were incorporated in September 2002. Our operations to date have been limited to organizing and staffing our company and conducting product development activities for our two product candidates. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in May 2007, together with the borrowing capacity under our credit and security agreement with Merrill Lynch Capital, will be sufficient to meet our projected operating requirements through at least September 30, 2008 and will allow us to initiate all of our planned Phase III clinical trials for Contrave and complete our first Phase IIb clinical trial for Empatic. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:
•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of marketing applications;

•	qualify and outsource the commercial-scale manufacturing of our products under cGMPs; and

•	commercialize Contrave, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receive regulatory approval.
     The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
•	the rate of progress and cost of our clinical trials and other product development programs for Contrave, Empatic and any other product candidates that we may develop, in-license or acquire;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for each product candidate;

•	the timing of regulatory approval of our product candidates, if at all;

•	the costs of establishing sales, marketing and distribution capabilities, should we elect to do so;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.
     Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Our quarterly operating results may fluctuate significantly.
     We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•	variations in the level of expenses related to our two existing product candidates or future development programs;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates or those of our competitors;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	if either of our product candidates receives regulatory approval, the level of underlying demand for our product candidates and wholesalers’ buying patterns.
     If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
     To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt financing typically contains covenants that restrict operating activities. Our credit and security agreement with Merrill Lynch Capital is secured by a pledge of all of our assets other than, subject to certain limited exceptions, intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Any borrowings under the credit agreement with Merrill Lynch Capital or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.
     If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current product candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of one or more of our product candidates.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, have imposed various new requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

     The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in May 2007, and an active trading market may not be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through May 15, 2007, the prices for our common stock ranged from a high of $15.71 to a low of $12.00.
Future sales of our common stock may cause our stock price to decline.
     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
We expect that the price of our common stock will fluctuate substantially.
     The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•	the results from our clinical trials, including our current and planned Phase III clinical trials for Contrave and our ongoing Phase II clinical trial for Empatic;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
     The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.
Our management team may invest or spend the proceeds from our initial public offering in ways with which our stockholders may not agree or in ways which may not yield a significant return.
     Our management and directors will have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We have no present understandings, commitments or agreements with respect to any such in-licenses, acquisitions or investments and no portion of the net proceeds from our initial public offering has been allocated for any specific transaction. Until the net proceeds are used, they will be placed in investments that do not produce significant income or that may lose value.
Our executive officers and directors and their affiliates will exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
     Immediately following our initial public offering in May 2007, our executive officers and directors and their affiliates together controlled approximately 46% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations;

•	a requirement of approval of not less than 66 2/[3]% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation; and

•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval.
     In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our stock.
     We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our credit and security agreement with Merrill Lynch Capital restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
We may become involved in securities class action litigation that could divert management’s attention and harm our business.
     The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     From January 1, 2007 to March 31, 2007, we granted stock options to purchase 55,000 shares of our common stock at an exercise price of $10.72 per share to our employees under our 2004 Stock Plan.
     The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.
Use of Proceeds
          Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-139496) that was declared effective by the Securities and Exchange Commission on April 25, 2007, which registered an aggregate of 6,900,000 shares of our common stock. On April 26, 2007, an additional 1,150,000 shares of our common stock were registered through a Registration Statement filed pursuant to Rule 462(b) (File No. 333-142375). On May 1, 2007, 7,000,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share, for aggregate gross offering proceeds of $84.0 million, managed by Merrill Lynch & Co., JMP Securities, JPMorgan and Leerink Swann & Company. In addition, on May 1, 2007, in connection with the exercise of the underwriters’ over-allotment option, 1,050,000 additional shares of common stock were sold on our behalf at the initial public offering price of $12.00 per share, for aggregate gross offering proceeds of $12.6 million. Following the sale of the 8,050,000 shares, the offering terminated.
          We paid to the underwriters underwriting discounts totaling approximately $6.8 million in connection with the offering. In addition, we incurred additional costs of approximately $1.9 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total expenses of approximately $8.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $88.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
     As of May 15, 2007, we had invested the $88.0 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through May 15, 2007, we have not used the net proceeds from the offering. We intend to use the proceeds to fund clinical trials for our two product candidates, Contrave and Empatic, and other research and development activities, and to fund working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In February 2007, our stockholders acted by written consent to approve the following actions in connection with the initial public offering:
•	The approval and adoption of an Amendment to our Amended and Restated Certificate of Incorporation to be filed prior to the effectiveness of our initial public offering to implement a one-for-two reverse stock split of our outstanding common stock;

•	The approval and adoption of our Amended and Restated Certificate of Incorporation, which, among other things, authorized 100,000,000 shares of common stock and eliminated certain series of existing preferred stock and implemented certain stockholder protection measures, including the authorization of up to 10,000,000 shares of undesignated preferred stock to become effective upon the closing of our initial public offering;

•	The approval and adoption of our Amended and Restated Bylaws containing various stockholder protection measures customary for bylaws of publicly traded companies, to become effective upon the closing of our initial public offering;

•	The classification of our board of directors into three classes to become effective upon the closing of our initial public offering;

•	The approval and adoption of our 2007 Equity Incentive Award Plan to become effective as of the day prior to the pubic trading date of our common stock ;

•	The approval and adoption of our Director Compensation Policy to become effective on the pubic trading date of our common stock;

•	The approval and adoption of the form of indemnity agreement between us and each of our directors and executive officers to become effective upon the closing of our initial public offering.
Stockholders holding an aggregate of 37,189,409 shares of our capital stock approved each of the above matters and stockholders holding approximately 531,149 shares of our capital stock did not vote with respect to such matters. Other than the authorized capital stock set forth in our Amended and Restated Certificate of Incorporation, the share numbers reported above do not reflect the reverse stock split of our outstanding common stock effected in April 2007.
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(3)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on February 16, 2007.

(2)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on April 9, 2007.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 25, 2007	By: /s/ GARY D. TOLLEFSON

Gary D. Tollefson, M.D.,Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2007	By: /s/ Graham K. Cooper

Graham K. Cooper
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(3)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on February 16, 2007.

(2)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on April 9, 2007.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.