Form 10-Q
period 2007-06-30
Orexigen Therapeutics, Inc.
filed 2007-08-10
CIK 1382911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 5, 2007, the registrant had 26,910,270 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Orexigen Therapeutics, Inc.
(a development stage company)
Balance Sheets
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,678	$19,425
Investment securities, available-for-sale	79,783	14,988
Prepaid expenses and other current assets	669	222

Total current assets	110,130	34,635
Property and equipment, net	480	528
Restricted cash	125	155
Other assets	680	1,492

Total assets	$111,415	$36,810

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,027	$4,903
Deferred revenue, current portion	88	88
Long-term debt, current portion	3,333	—

Total current liabilities	7,448	4,991
Deferred revenue, less current portion	1,191	1,235
Long-term debt, less current portion	6,111	—
Other long-term liabilities	538	534
Commitments and contingencies
Series A and B redeemable convertible preferred stock, $.001 par value, no shares and 24,152,544 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $46,000 at December 31, 2006	—	45,897

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 10,000,000 and no shares authorized at June 30, 2007 and December 31, 2006, respectively; no shares issued and outstanding at June 30, 2007	—	—
Series C convertible preferred stock, $.001 par value, no shares and 8,771,930 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $30,000 at December 31, 2006	—	9
Common stock, $.001 par value, 100,000,000 and 50,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 26,910,270 and 2,398,039 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	27	2
Additional paid-in capital	168,976	33,299
Accumulated other comprehensive income	91	11
Deficit accumulated during the development stage	(72,967)	(49,168)

Total stockholders’ equity (deficit)	96,127	(15,847)

Total liabilities and stockholders’ equity	$111,415	$36,810

See accompanying notes.

Orexigen Therapeutics, Inc.
(a development stage company)
Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

					Period from
	Three months ended		Six months ended		September 12, 2002
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	21	44	42	221

Total revenues	22	21	44	42	395
Operating expenses:
Research and development	10,149	4,524	20,277	8,971	59,881
General and administrative	2,347	1,107	4,708	2,163	16,222

Total operating expenses	12,496	5,631	24,985	11,134	76,103

Loss from operations	(12,474)	(5,610)	(24,941)	(11,092)	(75,708)
Other income (expense):
Interest income	1,121	226	1,478	474	3,141
Interest expense	(277)	—	(336)	—	(400)

Total other income (expense)	844	226	1,142	474	2,741

Net loss	(11,630)	(5,384)	(23,799)	(10,618)	(72,967)
Accretion to redemption value of redeemable convertible preferred stock	(3)	(7)	(11)	(15)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(11,633)	$(5,391)	$(23,810)	$(10,633)	$(86,905)

Net loss per share attributable to common stockholders — basic and diluted	$(0.63)	$(2.48)	$(2.28)	$(4.97)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	18,518	2,172	10,462	2,139

See accompanying notes.

Orexigen Therapeutics, Inc.
(a development stage company)
Statements of Cash Flows
(In thousands)
(Unaudited)

			Period from
	Six months ended		September 12, 2002
	June 30,		(Inception) to
	2007	2006	June 30, 2007
Operating activities
Net loss	$(23,799)	$(10,618)	$(72,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	60	17	118
Loss on disposal of assets	—	—	4
Amortization of premium on securities available-for-sale	(908)	99	(800)
Amortization of debt issuance costs	96	—	104
Stock-based compensation	1,905	731	5,281
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(447)	(143)	(669)
Accounts payable and accrued expenses	(876)	863	4,082
Other assets	93	(102)	(101)
Deferred rent	4	—	38
Deferred revenue	(44)	(42)	1,279

Net cash used by operating activities	(23,916)	(9,195)	(63,584)
Investing activities
Purchases of securities available-for-sale	(79,057)	(3,763)	(135,193)
Maturities of securities available-for-sale	15,250	12,786	56,301
Purchases of property and equipment	(12)	—	(602)
Restricted cash	30	—	(125)

Net cash provided (used) by investing activities	(63,789)	9,023	(79,619)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	87,891	3	87,906
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from borrowings on long-term debt	10,000	—	10,000
Payments on borrowings on long-term debt	(556)	—	(556)
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(183)
Costs paid in connection with initial public offering	623	—	—

Net cash provided by financing activities	97,958	3	172,881

Net increase (decrease) in cash and cash equivalents	10,253	(169)	29,678
Cash and cash equivalents at beginning of period	19,425	8,740	—

Cash and cash equivalents at end of period	$29,678	$8,571	$29,678

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Organization
     Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of pharmaceutical products for the treatment of central nervous system disorders, including obesity. The Company was incorporated on September 12, 2002 and commenced operations in 2003.
     The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of June 30, 2007, had an accumulated deficit of $73.0 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will continue to raise additional debt or equity financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.
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
Initial Public Offering
     In May 2007, the Company completed its initial public offering of 7,000,000 shares of its common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $76.2 million, after deducting underwriting discounts, commissions and estimated offering costs payable by the Company. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 16,462,231 shares of common stock. In May 2007, the underwriters exercised their over-allotment option and purchased an additional 1,050,000 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts and commissions, of approximately $11.7 million.

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
New Accounting Standards Not Yet Adopted
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet evaluated the potential impact of adopting SFAS No. 159 on its financial statements.
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

3. Net Loss per Share
     We calculate net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method.
     For purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(11,633)	$(5,391)	$(23,810)	$(10,633)

Denominator:
Weighted average shares of common stock outstanding	18,560	2,378	10,524	2,366
Weighted average unvested shares of common stock subject to repurchase	(42)	(206)	(62)	(227)

Denominator for basic and diluted net loss per share attributable to common stockholders	18,518	2,172	10,462	2,139

Basic and diluted net loss per share attributable to common stockholders	$(0.63)	$(2.48)	$(2.28)	$(4.97)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Convertible preferred stock, as converted	5,608	12,076	11,005	12,076
Common stock options	2,482	1,122	2,482	1,122
Common shares subject to repurchase	27	192	27	192

	8,117	13,390	13,514	13,390

     Upon closing of the initial public offering of 7,000,000 shares of the Company’s common stock in May 2007, all shares of the Company’s outstanding preferred stock were converted into an aggregate of 16,462,231 shares of common stock. In addition, in May 2007, an additional 1,050,000 shares of common stock were issued upon the underwriters’ exercise of their over-allotment option.

Pro Forma Net Loss per Share
     The pro forma disclosure below shows what net loss per share would have been if the conversion of our shares of redeemable convertible preferred stock had occurred at the beginning of the respective periods being reported using the as-if-converted method. All shares of convertible preferred stock were automatically converted to 16,462,231 shares of common stock upon the completion of our initial public offering in May 2007. This pro forma information provides supplemental information that helps investors compare the results of prior periods after giving effect to the change in capitalization resulting from the conversion of preferred stock. The pro forma basic net loss per share is computed as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(11,633)	$(5,391)	$(23,810)	$(10,633)
Adjustment to eliminate accretion on preferred stock and beneficial conversion of series C preferred stock	3	7	11	15

Pro forma net loss	$(11,630)	$(5,384)	$(23,799)	$(10,618)

Denominator:
Weighted average shares of common stock outstanding	18,518	2,172	10,462	2,139
Pro forma adjustment to reflect assumed conversion of preferred stock, as-if-converted	300	12,076	8,337	12,076

Denominator for pro forma basic and diluted net loss per share	18,818	14,248	18,799	14,215

Pro forma basic and diluted net loss per share	$(0.62)	$(0.38)	$(1.27)	$(.75)

4. Investment Securities, Available-for-sale
     The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2007 and December 31, 2006 (in thousands):

June 30, 2007			Unrealized
	Maturity in
	Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$90,888	$90	$—	$90,978
Corporate debt obligations	2-3	2,765	1	—	2,766

		93,653	91	—	93,744
Less cash equivalents		(13,961)	—	—	(13,961)

Amounts classified as investments		$79,692	$91	$—	$79,783

December 31, 2006			Unrealized
	Maturity in
	Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$33,069	$11	$—	$33,080
Less cash equivalents		(18,092)			(18,092)

Amounts classified as investments		$14,977	$11	$—	$14,988

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Furniture and fixtures	$311	$311
Computers and equipment	111	105
Leasehold improvements	42	36
Laboratory equipment	126	126

	590	578
Less accumulated depreciation and amortization	(110)	(50)

	$480	$528

6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accounts payable	$1,636	$1,699
Accrued preclinical and clinical trial expenses	1,433	2,269
Accrued compensation related expenses	608	762
Accrued legal expenses	59	104
Other accrued liabilities	291	69

	$4,027	$4,903

7. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following components (in thousands):

					Period from
	Three months ended		Six months ended		September 12, 2002
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
Net loss, as reported	$(11,630)	$(5,384)	$(23,799)	$(10,618)	$(72,967)
Unrealized gains (losses) on investment securities	85	16	(31)	27	91

Comprehensive loss	$(11,545)	$(5,368)	$(23,830)	$(10,591)	$(72,876)

8. Stock-Based Compensation
     At June 30, 2007, the Company has two stock option plans in effect, the 2004 Stock Plan, as amended (the “2004 Plan”) and the 2007 Equity Incentive Award Plan. Under the 2004 Plan, stock options were granted to employees and non-employee members of our Board of Directors. Option grants generally have ten year terms and grants to employees generally vest over four years. At June 30, 2007, 2,352,062 shares of our common stock were reserved for future issuance upon the exercise of outstanding options under the 2004 Plan and as of the effectiveness of the 2007 Equity Incentive Award Plan in April 2007, no additional shares will be granted under the 2004 Plan.
     In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan, which became effective in April 2007, under which 3,525,000 shares of common stock are initially reserved for future issuance to employees, directors and consultants of the Company. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The plan has an initial term of ten years. At June 30, 2007, options to purchase 130,000 shares have been granted and are outstanding under the 2007 Equity Incentive Award Plan.
     The Company accounts for employee stock-based compensation expenses in accordance with the FASB revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

     Total stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 was comprised of the following (in thousands):

					Period from
	Three months ended		Six months ended		September 12, 2002
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
General and administrative	$598	$350	$1,185	$646	$3,739
Research and development	376	6	720	85	1,542

	$974	$356	$1,905	$731	$5,281

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life (in years)	6.2	6.2	6.2	6.2
Expected volatility	70.00%	70.00%	70.00%	70.00%
Risk-free interest rate	5.0%	4.7%	5.0%	4.7%
Expected dividend yield	—	—	—	—
 9. Commitments and Contingencies
Credit and Security Agreement
     On December 15, 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital (the “Credit Agreement”) providing for potential borrowing until June 30, 2007 of up to $17.0 million. In July 2007, the Company entered into a First Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “First Amendment”). The First Amendment provides for, among other things, the extension of the period during which Merrill Lynch Capital is obligated to make advances under the Credit Agreement to the Company from June 30, 2007 to December 31, 2007.
     The Company is required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement will become due and payable on the earlier of June 30, 2010 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (9.57% at June 30, 2007). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the Credit Agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $500,000 or 5% of the total amounts borrowed under the Credit Agreement. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of June 30, 2007, $10.0 million has been drawn under this agreement. The rate of interest on this borrowing, which is fixed through maturity, is 9.32%.
     At June 30, 2007, future minimum principal payments under the credit and security agreement are as follows:

Due in:
2007	$1,666
2008	3,333
2009	3,333
2010	1,112

9,444
Less current portion	(3,333)

$6,111

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
     For the three months ended June 30, 2007 and 2006, the six months ended June 30, 2007 and 2006, and for the period September 12, 2002 (inception) to June 30, 2007, the Company recognized revenues under this agreement of $22,000, $21,000, $44,000, $42,000, and $221,000, respectively. At June 30, 2007 and December 31, 2006, deferred revenue under this agreement totaled $1,279,000 and $1,323,000, respectively.
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
10. Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. After initial adoption of FIN 48, deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and tax credit carryovers are recognized only for tax positions that meet the more likely than not recognition criteria. Additionally, recognition and derecognition of tax benefits from uncertain tax positions are recorded as discrete tax adjustments in the first interim period that the more likely than not threshold is met.
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
11. Related Party Transactions
     During August 2006, the Company entered into a sponsored research agreement with Oregon Health & Science University (“OHSU”), one of the Company’s stockholders, for work conducted by the laboratory of Dr. Michael Cowley, an officer and employee of the Company. The agreement, which provides for payment by the Company to OHSU of up to approximately $847,500 over the 30 month term of the agreement, is primarily for the continuation of research underlying the license agreement entered into between the Company and OHSU in June 2003. During the six months ended June 30, 2007, the Company paid $273,000 to OHSU in accordance with the terms of the agreement.

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
Overview
Background
     We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of central nervous system, or CNS, disorders, including obesity. Our strategy involves combining individual generic drugs that have previously received regulatory approval for other indications and, thus, have established post-marketing safety records. We systematically screen these drugs for synergistic CNS activity and combine them into new product candidates that we believe address unmet medical needs and are patentable. We are testing combinations of individual generic drugs in our product candidates in an effort to demonstrate adequate efficacy and safety for potential regulatory approval and have not yet received regulatory approval of any product candidate. Our lead combination product candidates targeted for obesity are Contrave™, which is currently being tested in Phase III clinical trials, and Empatic™, which is in a late Phase IIb clinical trial. In addition, we plan to continue to screen drugs for synergistic CNS activity and, based on the results, we may advance other potential combination product candidates into clinical trials.
     We are a development stage company. We have incurred significant net losses since our inception. As of June 30, 2007, we had an accumulated deficit of $73.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.
     In May 2007, we completed our initial public offering of 7,000,000 shares of common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $76.2 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 16,462,231 shares of common stock.
     Also in May 2007, the underwriters exercised their over-allotment option and purchased an additional 1,050,000 shares of our common stock, from which we received cash proceeds, net of underwriting discounts, of approximately $11.7 million.
Revenues
     We have generated approximately $395,000 in revenue from inception through June 30, 2007, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing our product candidates.

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
     We expect our development expenses to grow over the next few years as we continue the advancement of our product development programs. We initiated our Phase IIb clinical trial program for Contrave in July 2005 and our Phase IIb clinical trial for Empatic in July 2006. In the second quarter of 2007, we initiated our first two Phase III clinical trials for Contrave. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate increases in general and administrative expenses as we add personnel, comply with the reporting obligations applicable to publicly-held companies, and continue to build our corporate infrastructure in support of our continued development and preparation for the potential commercialization of our product candidates.
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
     There were no significant changes during the quarter ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements for the year ended December 31, 2006 in our Registration Statement on Form S-1 (File No. 333-139496), other than as follows:
Accounting for Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. We do not anticipate that the adoption of FIN No. 48 will have a material effect on our effective tax rate in future periods.
Results of Operations
Comparison of three months ended June 30, 2007 to three months ended June 30, 2006
     Revenues. Revenues for the three months ended June 30, 2007 and June 30, 2006 were $22,000 and $21,000, respectively, and were related to our sublicensed technology to Cypress.
     Research and Development Expenses. Research and development expenses increased to $10.1 million for the three months ended June 30, 2007 from $4.5 million for the comparable period during 2006. This increase of $5.6 million was due primarily to increased expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling approximately $4.7 million. The remaining increase is primarily the result of increases in salaries and personnel related costs totaling approximately $464,000 and stock-based compensation costs totaling approximately $370,000.

     General and Administrative Expenses. General and administrative expenses increased to $2.3 million for the three months ended June 30, 2007 from $1.1 million for the comparable period during 2006. This increase of $1.2 million was due principally to increases in legal fees of $313,000, increases in stock-based compensation costs of $248,000, and increases in salaries and personnel related costs, other professional fees, travel, rent and consulting fees totaling $418,000.
     Interest and Other Income. Interest income increased to $1.1 million for the three months ended June 30, 2007 from $226,000 for the comparable period during 2006. This increase of $874,000 was due to the increase in average cash and investment balances as a result of our initial public offering in May 2007.
     Interest Expense. Interest expense increased to $277,000 for the three months ended June 30, 2007 primarily due to the amortization of debt issuance costs incurred in connection with the $17.0 million credit and security agreement with Merrill Lynch Capital and interest expense on the $10 million borrowed under the credit and security agreement in March 2007.
Comparison of six months ended June 30, 2007 to six months ended June 30, 2006
     Revenues. Revenues for the six months ended June 30, 2007 and 2006 were $44,000 and $42,000, respectively, and were related to our sublicensed technology to Cypress.
     Research and Development Expenses. Research and development expenses increased to $20.3 million for the six months ended June 30, 2007 from $9.0 million for the comparable period during 2006. This increase of $11.3 million was due primarily to increased expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling approximately $9.6 million. The remaining increase is primarily the result of increases in salaries and personnel related costs totaling approximately $785,000 and stock-based compensation costs totaling approximately $635,000.
     General and Administrative Expenses. General and administrative expenses increased to $4.7 million for the six months ended June 30, 2007 from $2.2 million for the comparable period during 2006. This increase of $2.5 million was principally due to increases in legal fees of $694,000, increases in stock-based compensation costs of $539,000, and increases in salaries and personnel related costs, other professional fees, travel, rent and consulting fees totaling $905,000.
     Interest and Other Income. Interest income increased to $1.5 million for the six months ended June 30, 2007 from $474,000 for the comparable period during 2006. This increase of $1.0 million was due to the increase in average cash and investment balances as a result of our initial public offering in May 2007.
     Interest Expense. Interest expense increased to $336,000 for the six months ended June 30, 2007 primarily due to the amortization of debt issuance costs incurred in connection with the $17.0 million credit and security agreement with Merrill Lynch Capital and interest expense on the $10 million borrowed under the credit and security agreement in March 2007.
Liquidity and Capital Resources
     Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2007, we received net proceeds of approximately $163.7 million from the sale of shares of our preferred and common stock as follows:
•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•	in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million; and

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million.

     As of June 30, 2007, we had $29.7 million in cash and cash equivalents and an additional $79.8 million in investment securities, available-for-sale. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated and in corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     Net cash used in operating activities was $23.9 million and $9.2 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.
     Net cash used by investing activities was $63.8 million for the six months ended June 30, 2007 compared to net cash provided by investing activities of $9.0 million for the six months ended June 30, 2006. These amounts are the result of the net purchases, sales and maturities of investment securities.
     Net cash provided by financing activities was $98.0 million for the six months ended June 30, 2007 as a result of the sale of common stock in our initial public offering in May 2007 for aggregate net proceeds of $87.9 million and a $10.0 million draw against the credit and security agreement with Merrill Lynch Capital in March 2007.
     We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs.
     As a biopharmaceutical company focused on in-licensing and developing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize our two product candidates, Contrave and Empatic. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004 at an exercise price of $0.10 per share, which expires in April 2014. In April 2006, Dr. Dante exercised options with respect to 35,000 of these shares. We also paid Dr. Dante an upfront fee of $100,000 and may be required to make future milestone payments totaling up to $1.0 million upon the achievement of a milestone related to a regulatory event. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products.
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

     In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. On July 2, 2007, we entered into a first amendment to credit and security agreement with Merrill Lynch Capital. The first amendment provides for, among other things, the extension of the period during which Merrill Lynch Capital is obligated to make advances under the credit and security agreement to us from June 30, 2007 to December 31, 2007. In March 2007, we drew down $10.0 million under the credit and security agreement. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of June 30, 2010 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at June 30, 2007 bear interest at a rate of 9.32%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $500,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.
     We believe that our existing cash and cash equivalents together with the borrowing capacity under our $17.0 million credit and security agreement with Merrill Lynch Capital, will be sufficient to meet our projected operating requirements through at least the next 12 months.
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
Contractual Obligations and Commitments
     The following table describes our long-term contractual obligations and commitments as of June 30, 2007 (in thousands):

	Payments Due by Period
		Less than
		1 Year	1-3 Years	4-5 Years
	Total	(2007)	(2008 - 2010)	(2011 – 2012)	After 5 Years
Long-term debt obligations(1)	$9,444	$1,666	$7,778	$—	$—
Long-term liabilities(2)	538	—	520	18	—
Operating lease obligations	923	99	636	188	—
License obligations(3)	—	—	—	—	—

Total	$10,905	$1,765	$8,934	$206	$—

(1)	In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for the potential borrowing of up to $17.0 million. In March 2007, we drew down $10.0 million under the credit and security agreement.

(2)	Primarily represents costs incurred in connection with our credit and security agreement with Merrill Lynch Capital.

(3)	License obligations do not include additional payments of up to $2.7 million due upon the occurrence of certain milestones related to regulatory or commercial events or potential payments of up to $5.7 million to Duke University should we receive milestone payments from Cypress under our agreement with Cypress (up to $3.7 million excluding milestone payments unrelated to sleep apnea). We may also be required to pay royalties on any net sales of the licensed products. License payments may be increased based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash and cash equivalents as of June 30, 2007 consisted primarily of money market funds and corporate debt obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, which have been updated since the filing of our Form 10-Q filed with the Securities and Exchange Commission on May 25, 2007, in their entirety, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
     We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our previously filed Form 10-Q.
Risks Related to Our Business and Industry
We are largely dependent on the success of our two product candidates in clinical development: Contrave™ (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide SR/bupropion SR). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.
     We currently have only two product candidates in clinical development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or received marketing approval for either of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:
•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may require additional nonclinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities; or

•	the FDA may change its approval policies or adopt new regulations.
     Contrave is currently being evaluated in Phase III clinical trials for the treatment of obesity and will require the successful completion of at least two pivotal clinical trials before we are able to submit an NDA with respect to Contrave to the FDA for potential approval. Empatic is in a Phase IIb clinical trial and, following its Phase II trials, also will need to complete two or more pivotal trials prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Any failure to obtain regulatory approval of Contrave or Empatic would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of any approved label.*
     Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities. For example, in each trial evaluating Contrave, some patients experienced nausea. We have developed new formulations and techniques in an effort to reduce the frequency and magnitude of this side effect; however, we are only in the early stages of blinded testing of these methods in two current Phase III trials. Other less common side effects reported in our Contrave trials were dizziness, insomnia and headaches. The most common side effects reported in our ongoing Phase IIb trial of Empatic have been headache, nausea, insomnia, anxiety and dry mouth. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of our product candidates will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population.

     A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “black box” warning statement. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of primary depression, many obese patients may experience depression and it is likely that depressed obese patients will use our product candidates, if approved. We expect that a similar warning statement will be required on labeling for both Contrave and Empatic. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “black box” warning be extended to cover adults up to their mid-20’s. We expect that any additional warnings or other labeling changes related to suicidal thinking and behavior in adults will be required on labeling for both Contrave and Empatic. The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not designed either the Contrave or Empatic programs for the treatment of children or adolescents, it is possible that the FDA will require a Medication Guide for both Contrave and Empatic. These warnings and other requirements may have the effect of limiting the market acceptance by our targeted physicians and patients of Contrave and Empatic, if these product candidates are approved.
     In addition, the package insert for zonisamide, one of the two components of Empatic, has a “Category C” pregnancy precaution in its current approved labeling for an epilepsy indication. This means that animal studies have shown zonisamide to be teratogenic, potentially causing birth defects, and that there are no adequate and well-controlled studies of zonisamide in pregnant women, but the benefits from the use of the drug in pregnant woman may be acceptable despite the potential risks. Zonisamide also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. Because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, may receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age.
     If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:
•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning with Contrave or Empatic or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we could be asked to formulate a risk mitigation plan that could include a program of post-marketing surveillance for patients receiving our products;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
     Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.*
     Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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
     Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, after we had established the design of our first Phase III clinical trial for Contrave. In addition, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA recently reviewed another obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA. In that committee, the development program of rimonabant was discussed. We believe the design of our ongoing and planned pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance, and the recent discussions during the advisory committee. Amendments in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.
Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products *
     The patents we have in-licensed and our pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for our Contrave and Empatic product candidates are not available using existing generic preparations of naltrexone IR, zonisamide IR and bupropion SR. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.
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
     In addition, although we believe the current market prices for the generic forms of naltrexone and zonisamide make generic substitution by physicians, pharmacists or pharmacy benefit managers unlikely, should the prices of the generic forms decline, the motivation for generic substitution may become stronger. Wide scale generic substitution by physicians and at the pharmacy level could have substantial negative consequences to our business.
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*
     We currently rely primarily on Metropolitan Research Associates, or MRA, a CRO, to conduct our clinical trials for Contrave and Empatic, and we may depend on other CROs and independent clinical investigators to conduct our clinical trials in the future. We utilize the services of HHI Clinical & Statistical Services to conduct our data management. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If MRA, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If these third parties are unable to coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data may be delayed. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs also contract to provide services for our competitors, it could adversely affect our business.
We expect intense competition in the obesity marketplace for Contrave and Empatic, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*
     If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical™ (orlistat), marketed by Roche Laboratories Inc., and Meridia™ (sibutramine), marketed by Abbott Laboratories. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name Alli™, which represents additional competition and potential negative pricing pressure. Both orlistat and sibutramine are marketed by pharmaceutical companies with substantially greater resources than us. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for, our product candidates.
     Currently there are a number of products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Merck & Co., Inc., Nastech Pharmaceutical Co., Inc., Peptimmune, Inc., Sanofi-Aventis, and Vivus, Inc., among others.
     Rimonabant, the Sanofi-Aventis compound, has been approved in certain countries outside of the United States. On June 13, 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA recommended unanimously against approval of rimonabant for use in obese patients. Although such recommendations are not binding on the FDA, on June 29, 2007, Sanofi-Aventis announced its decision to withdraw the rimonabant NDA in the United States. The company could resubmit an amended NDA at some point in the future.

     New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates less competitive. Some of our potential competitors are large pharmaceutical or device firms with substantially greater resources than us which could be directed toward the obesity market and include:
•	research and development resources, including personnel and technology;

•	regulatory experience;

•	drug development and clinical trial experience;

•	experience and expertise in exploitation of intellectual property rights; and

•	capital resources.
     As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful in manufacturing and marketing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we can develop or contract for these capabilities on acceptable economic terms, or at all.
     In addition, should both Contrave and Empatic be approved to treat obesity, these product candidates may compete with one another. We are developing Contrave to treat mild to moderate obesity, especially in women with food craving. We are developing Empatic to treat more severe obesity, especially in men and in women beyond the childbearing years. While we intend to direct each product candidate to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and, if approved, any potential label for our product candidates would be expected to refer to obesity generally. There is no guarantee that we will be successful in marketing Contrave and Empatic to their respective target markets or minimizing competition between them.
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
Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.*
     The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our planned NDAs will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data is not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for our Contrave and Empatic product candidates, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

     To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. When we file our NDAs for Contrave and Empatic, we intend to make paragraph IV certifications that our products do not infringe the bupropion patents listed in the Orange Book, and send the appropriate notice to the patent holder and NDA holder. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. If we obtain FDA approval for either Contrave or Empatic, we could obtain between three and five years of Hatch-Waxman marketing exclusivity for such product, assuming we obtain the first approval for either product candidate for the indication supported by the clinical studies we conducted. Under this form of exclusivity, the FDA would be precluded from approving a marketing application for a duplicate drug product (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s three-year Hatch-Waxman marketing exclusivity expires.
Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “black box” warning related to general concerns regarding antidepressants or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the conduct of our clinical trials.*
     We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API for use in our clinical trials. Currently, we have only one supply arrangement for zonisamide API, a component in our Empatic product candidate, one supplier of naltrexone API, a component in our Contrave product candidate, and one supplier of bupropion API, a component in each of our Empatic and our Contrave product candidates.
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
     Although naltrexone is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material, which is a scheduled substance under Drug Enforcement Administration, or DEA, standards. As such, manufacturers must be qualified by the DEA. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our ability to complete our planned clinical trials and the commercial launch of Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.
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
If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.*
     We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the Contrave Titration Packs, Empatic Titration Packs and bottles used to package these tablets for use in clinical trials. To date, all of these contract manufacturers have performed services under short-term purchase orders or similar arrangements.

We have no long-term commitments or supply agreements with these contract manufacturers. The University of Iowa, the manufacturer of our bupropion SR formulation, advised us that it will no longer be able to meet our supply requirements due to its limited capacity. As a result, we have transferred the manufacturing process from the University of Iowa to Pharmaceutical Manufacturing Research Services Inc., or PMRS, and Patheon Pharmaceuticals Inc., or Patheon. PMRS currently provides bupropion SR for two of our four Contrave Phase III clinical trials on a purchase order basis. Patheon will manufacture bupropion SR for our third and fourth Contrave Phase III clinical trials, as well as finished Contrave tablets for our third and fourth Contrave Phase III clinical trials on a proposal by proposal basis under a master agreement for pharmaceutical development services that we entered into in February 2007. We currently expect to pay Patheon approximately $2.5 million for the manufacture of clinical supplies for these two clinical trials. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days. In addition, we may terminate the agreement immediately for any business reason.
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
     In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.
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
If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from their sales will be limited.*
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
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
We are subject to uncertainty relating to reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.*
     Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we will be able to obtain third-party coverage or reimbursement for our product candidates in whole or in part.
     The obesity market, in particular, continues to be marked by limited coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 designed for eligible seniors and disabled individuals and which went into effect on January 1, 2006.
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
     In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. It remains difficult to predict the impact that the prescription drug program will have on us and our industry. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. However, at this time, weight loss drugs are not covered under Part D. As a result, our products will not be placed on the formularies of the private sector providers participating in the Part D program unless the law is changed in the future to allow for coverage of obesity products or unless the drugs are offered as a separate supplemental benefit not funded by Medicare, and if our products are not placed on such formularies, this could negatively impact total sales of our products.
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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*
     As of August 5, 2007, we had 18 full-time employees and three part-time employees. In addition, we have engaged part-time individual consultants and the consulting firm PharmaDirections, Inc. to assist us with certain initiatives relating to pharmacology and product development, among others. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we will need to lease additional office space or larger office space to accommodate the hiring of new employees. Our need to effectively execute our growth strategy requires that we:
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
     We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Gary D. Tollefson, M.D., Ph.D., our President and Chief Executive Officer, Anthony A. McKinney, our Chief Operating Officer, Graham K. Cooper, our Chief Financial Officer and Treasurer, Michael A. Cowley, Ph.D., our Chief Scientific Officer, Eduardo Dunayevich, M.D., our Chief Medical Officer, and Ronald P. Landbloom, M.D., our Vice President of Medical and Regulatory Affairs. If we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. However, we are not aware of any key personnel who have plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
Risks Related to Intellectual Property
The issued patent rights that we have in-licensed covering Contrave and Empatic are limited to the United States, and our market opportunity for these product candidates may be limited by the lack of patent protection in other territories.*
     Contrave is currently protected by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent 5,817,665 is expected to expire in March 2013. These patents do not protect our Contrave product candidate outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion).
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
     Both pending Weber/Cowley patent applications have received interim rejections from the U.S. Patent and Trademark Office, or PTO, one on the basis that the composition claims were anticipated and/or obvious, and the other primarily on the basis that the claimed methods of treatment were obvious. Although we believe that we have sufficient arguments, and have amended our applications in such a way as to overcome these interim rejections of claims, there can be no assurance that these rejections and any future rejections will ultimately be overcome or that any claims that may issue will be sufficiently broad to protect our Contrave product in the United States. If these U.S. patent applications and their international counterparts ultimately issue, we expect to have protection extended through 2024. However, we cannot be certain that the scope of any issued U.S. or foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. A European counterpart application to the Weber/Cowley patents applications is currently pending in the European Patent Office, or EPO. However, there is no assurance that the claims in this application, or any other claims, will issue in their currently pending form or at all.
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
     Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we call the Gadde patent. We in-license this patent on an exclusive basis from Duke University, or Duke, together with several related patent applications. This patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, this patent is expected to expire in May 2023. We and Duke University have filed related claims for prevention of drug associated weight gain and these claims are currently pending. Although Duke has filed international counterparts to the Gadde patent that are currently pending, there is no assurance that the claims in these applications will issue in their currently pending form or at all.
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
We have in-licensed the rights to our product candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to Contrave and Empatic.*
     We have in-licensed and otherwise contracted for rights to our product candidates, and we expect to enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results. For example, our license agreement with Dr. Dante requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize our Contrave product candidate. To the extent we are unable to comply with these obligations, the license may be terminated.
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
We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*
     We have received a Notice of Allowance from the PTO for the intent-to-use trademark application for our corporate logo for use in connection with pharmaceutical preparations and substances, including for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have foreign trademark applications pending in Europe, Canada and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. and the mark OREXIGEN in Europe and Japan and have pending trademark applications for the same marks in the United States and Canada. We have received a Notice of Allowance from the PTO for the intent-to-use trademark applications for the marks CONTRAVE and EMPATIC for use in connection with pharmaceutical preparations, including for the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. Applications for the mark EMPATIC are pending in Europe, Canada and Japan. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of Excalia, the prior mark for the product candidate that we now call Empatic. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.
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
Risks Related to Our Finances and Capital Requirements
We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*
     We are a development stage company with a limited operating history. We have focused primarily on developing our two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. Net losses were $1.9 million in 2003, $7.7 million in 2004, $12.1 million in 2005 and $27.5 million in 2006. As of June 30, 2007, we had an accumulated deficit of $73.0 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
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
We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*
     Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash and cash equivalents, together with the borrowing capacity under our credit and security agreement with Merrill Lynch Capital, will be sufficient to meet our projected operating requirements through at least the next 12 months and will allow us to initiate all of our planned Phase III clinical trials for Contrave and complete our first Phase IIb clinical trial for Empatic. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:
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

     The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, commencing in fiscal year 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock.*
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in May 2007, and an active trading market may not be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through August 5, 2007, the prices for our common stock ranged from a high of $19.15 to a low of $12.00.
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
Our executive officers and directors and their affiliates will exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*
     As of August 5, 2007, our executive officers and directors and their affiliates together beneficially owned approximately 49% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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
     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations;

•	a requirement of approval of not less than 66 2/3 % of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation; and

•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     We had no sales of unregistered securities during the quarter ended June 30, 2007.
Use of Proceeds
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-139496) was declared effective by the Securities and Exchange Commission on April 25, 2007. On April 26, 2007, additional shares of our common stock were registered through a Registration Statement filed pursuant to Rule 462(b) (File No. 333-142375). On May 1, 2007, a total of 7,000,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share, for aggregate gross offering proceeds of $84.0 million, managed by Merrill Lynch & Co., JMP Securities, JPMorgan and Leerink Swann & Company. In addition, on May 1, 2007, in connection with the exercise of the underwriters’ over-allotment option, 1,050,000 additional shares of common stock were sold on our behalf at the initial public offering price of $12.00 per share, for aggregate gross offering proceeds of $12.6 million.

     We paid to the underwriters underwriting discounts totaling approximately $6.8 million in connection with the offering. In addition, we incurred additional costs of approximately $2.0 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of approximately $8.8 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering costs, were approximately $87.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
     As of June 30, 2007, we had invested the $87.9 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through June 30, 2007, we have not used the net proceeds from the offering. We intend to use the proceeds to fund clinical trials for our two product candidates, Contrave™ and Empatic™, and other research and development activities, and to fund working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(3)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

10.23(4) †	Consulting Agreement dated June 15, 2007 by and between the Registrant and PharmaDirections, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on February 16, 2007.

(2)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on April 9, 2007.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006.

(4)	Filed with the Registrant’s Current Report on Form 8-K on June 20, 2007 (as Exhibit 10.1).

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.
Date: August 10, 2007	By:	/S/ GARY D. TOLLEFSON
Gary D. Tollefson, M.D.,Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By:	/S/ GRAHAM K. COOPER
Graham K. Cooper
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Specimen Stock Certificate

4.2(3)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

10.23(4) †	Consulting Agreement dated June 15, 2007 by and between the Registrant and PharmaDirections, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on February 16, 2007.

(2)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on April 9, 2007.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006.

(4)	Filed with the Registrant’s Current Report on Form 8-K on June 20, 2007 (as Exhibit 10.1).

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.