Form 10-Q
period 2007-09-30
Orexigen Therapeutics, Inc.
filed 2007-11-09
CIK 1382911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
☐ Yes     ☑ No
As of November 2, 2007, the registrant had 26,910,270 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Orexigen Therapeutics, Inc.
(a development stage company)
Balance Sheets
(In thousands, except share and par value amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,791	$19,425
Investment securities, available-for-sale	64,294	14,988
Prepaid expenses and other current assets	805	222

Total current assets	98,890	34,635
Property and equipment, net	895	528
Restricted cash	125	155
Other assets	615	1,492

Total assets	$100,525	$36,810

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,443	$4,903
Deferred revenue, current portion	88	88
Long-term debt, current portion	3,333	—

Total current liabilities	10,864	4,991
Deferred revenue, less current portion	1,169	1,235
Long-term debt, less current portion	5,278	—
Other long-term liabilities	540	534
Commitments and contingencies
Series A and B redeemable convertible preferred stock, $.001 par value, no shares and 24,152,544 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $46,000 at December 31, 2006	—	45,897

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 10,000,000 and no shares authorized at September 30, 2007 and December 31, 2006, respectively; no shares issued and outstanding at September 30, 2007	—	—
Series C convertible preferred stock, $.001 par value, no shares and 8,771,930 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $30,000 at December 31, 2006	—	9
Common stock, $.001 par value, 100,000,000 and 50,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 26,910,270 and 2,398,039 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	27	2
Additional paid-in capital	170,061	33,299
Accumulated other comprehensive income	101	11
Deficit accumulated during the development stage	(87,515)	(49,168)

Total stockholders’ equity (deficit)	82,674	(15,847)

Total liabilities and stockholders’ equity (deficit)	$100,525	$36,810

See accompanying notes.

Orexigen Therapeutics, Inc.
(a development stage company)
Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

					Period from
	Three months ended		Nine months ended		September 12, 2002
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	21	66	62	243

Total revenues	22	21	66	62	417
Operating expenses:
Research and development	12,938	6,018	33,215	14,990	72,819
General and administrative	2,694	1,601	7,402	3,764	18,916

Total operating expenses	15,632	7,619	40,617	18,754	91,735

Loss from operations	(15,610)	(7,598)	(40,551)	(18,692)	(91,318)
Other income (expense):
Interest income	1,322	174	2,800	649	4,463
Interest expense	(260)	—	(596)	—	(660)

Total other income (expense)	1,062	174	2,204	649	3,803

Net loss	(14,548)	(7,424)	(38,347)	(18,043)	(87,515)
Accretion to redemption value of redeemable convertible preferred stock	—	(7)	(11)	(23)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(14,548)	$(7,431)	$(38,358)	$(18,066)	$(101,453)

Net loss per share attributable to common stockholders — basic and diluted(1)	$(0.54)	$(3.34)	$(2.40)	$(8.36)

Shares used in computing net loss per share attributable to common stockholders — basic and diluted(1)	26,905	2,223	16,003	2,160

(1)	As a result of the issuance of 8,050,000 shares of common stock in the Company’s initial public offering in May 2007 and the conversion of the Company’s preferred stock into 16,462,231 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented. See Note 3 for further discussion.
See accompanying notes.

Orexigen Therapeutics, Inc.
(a development stage company)
Statements of Cash Flows
(In thousands)
(Unaudited)

			Period from
	Nine months ended		September 12, 2002
	September 30,		(Inception) to
	2007	2006	September 30, 2007
Operating activities
Net loss	$(38,347)	$(18,043)	$(87,515)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	91	25	149
Loss on disposal of assets	—	—	4
Amortization of premium (discount) on securities available-for-sale	(1,824)	92	(1,717)
Amortization of debt issuance costs	145	—	153
Stock-based compensation	2,990	1,237	6,366
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(583)	129	(805)
Accounts payable and accrued expenses	2,540	580	7,498
Other assets	109	(61)	(85)
Deferred rent	6	—	40
Deferred revenue	(66)	(62)	1,257

Net cash used by operating activities	(34,939)	(16,103)	(74,608)
Investing activities
Purchases of securities available-for-sale	(98,642)	(6,728)	(154,777)
Maturities of securities available-for-sale	51,250	19,427	92,301
Purchases of property and equipment	(458)	(230)	(1,048)
Restricted cash	30	(125)	(125)

Net cash provided (used) by investing activities	(47,820)	12,344	(63,649)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	87,891	3	87,906
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from borrowings on long-term debt	10,000	—	10,000
Payments on borrowings on long-term debt	(1,389)	—	(1,389)
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(183)
Costs paid in connection with initial public offering	623	—	—

Net cash provided by financing activities	97,125	3	172,048

Net increase (decrease) in cash and cash equivalents	14,366	(3,756)	33,791
Cash and cash equivalents at beginning of period	19,425	8,740	—

Cash and cash equivalents at end of period	$33,791	$4,984	$33,791

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
     The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of September 30, 2007, had an accumulated deficit of $87.5 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will continue to raise additional debt or equity financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.
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
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(14,548)	$(7,431)	$(38,358)	$(18,066)

Denominator:
Weighted average shares of common stock outstanding	26,910	2,388	16,046	2,366
Weighted average unvested shares of common stock subject to repurchase	(5)	(165)	(43)	(206)

Denominator for basic and diluted net loss per share attributable to common stockholders	26,905	2,223	16,003	2,160

Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(3.34)	$(2.40)	$(8.36)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Convertible preferred stock, as converted	—	12,076	—	12,076
Common stock options	2,554	2,320	2,554	2,320
Common shares subject to repurchase	—	151	—	151

	2,554	14,547	2,554	14,547

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(14,548)	$(7,431)	$(38,358)	$(18,066)
Adjustment to eliminate accretion on preferred stock and beneficial conversion of series C preferred stock	—	7	11	23

Pro forma net loss	$(14,548)	$(7,424)	$(38,347)	$(18,043)

Denominator:
Weighted average shares of common stock outstanding	26,905	2,223	16,003	2,160
Pro forma adjustment to reflect assumed conversion of preferred stock, as-if-converted	—	12,076	7,296	12,076

Denominator for pro forma basic and diluted net loss per share	26,905	14,299	23,299	14,236

Pro forma basic and diluted net loss per share	$(0.54)	$(0.52)	$(1.65)	$(1.27)

4. Investment Securities, Available-for-Sale
     The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2007 and December 31, 2006 (in thousands):

			Unrealized
September 30, 2007	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$61,438	$99	$—	$61,537
Corporate debt obligations	2—3	2,755	2	—	2,757

Total investment securities		$64,193	$101	$—	$64,294

			Unrealized
December 31, 2006	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$33,069	$11	$—	$33,080
Less cash equivalents		(18,092)			(18,092)

Amounts classified as investments		$14,977	$11	$—	$14,988

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Furniture and fixtures	$311	$311
Computers and equipment	111	105
Leasehold improvements	42	36
Laboratory equipment	154	126
Equipment not yet placed in service	418	—

	1,036	578
Less accumulated depreciation and amortization	(141)	(50)

	$895	$528

6. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accounts payable	$3,761	$1,699
Accrued and unbilled preclinical and clinical trial expenses	2,044	2,269
Accrued compensation related expenses	1,046	762
Accrued legal and professional expenses	155	104
Other accrued liabilities	437	69

	$7,443	$4,903

7. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following components (in thousands):

					Period from
	Three months ended		Nine months ended		September 12, 2002
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
Net loss, as reported	$(14,548)	$(7,424)	$(38,347)	$(18,043)	$(87,515)
Unrealized gains on investment securities	10	20	90	47	101

Comprehensive loss	$(14,538)	$(7,404)	$(38,257)	$(17,996)	$(87,414)

8. Stock-Based Compensation
     At September 30, 2007, the Company has two stock option plans in effect, the 2004 Stock Plan, as amended (the “2004 Plan”) and the 2007 Equity Incentive Award Plan. Under the 2004 Plan, stock options were granted to employees and non-employee members of our Board of Directors. Option grants generally have a ten year term and grants to employees generally vest over four years. At September 30, 2007, 2,352,062 shares of our common stock were reserved for future issuance upon the exercise of outstanding options under the 2004 Plan and as of the effectiveness of the 2007 Equity Incentive Award Plan in April 2007, no additional shares will be granted under the 2004 Plan.
     In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan, which became effective in April 2007, under which 3,525,000 shares of common stock are initially reserved for future issuance to employees, directors and consultants of the Company. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The plan has an initial term of ten years. At September 30, 2007, options to purchase 202,000 shares have been granted and are outstanding under the 2007 Equity Incentive Award Plan.
     The Company accounts for employee stock-based compensation expenses in accordance with the FASB revised Statement of Financial Accounting Standards No. 123, Share-Based Payment. Accordingly, compensation costs for all stock-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award. The Company generally recognizes the expense over the award’s vesting period.

     Total stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 was comprised of the following (in thousands):

					Period from
	Three months ended		Nine months ended		September 12, 2002
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
General and administrative	$686	$410	$1,871	$1,056	$4,425
Research and development	398	96	1,119	181	1,941

	$1,084	$506	$2,990	$1,237	$6,366

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life (in years)	6.2	6.2	6.2	6.2
Expected volatility	70.00%	70.00%	70.00%	70.00%
Risk-free interest rate	4.8%	4.7%	4.9%	4.7%
Expected dividend yield	—	—	—	—
9. Commitments and Contingencies
Credit and Security Agreement
     On December 15, 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital (the “Credit Agreement”) providing for potential borrowing until June 30, 2007 of up to $17.0 million. In July 2007, the Company entered into a First Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “First Amendment”). The First Amendment provides for, among other things, the extension of the period during which Merrill Lynch Capital is obligated to make advances under the Credit Agreement to the Company from June 30, 2007 to December 31, 2007. On November 5, 2007, the Company entered into a Second Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “Second Amendment”). The Second Amendment amends and restates certain provisions of the Credit Agreement as amended by the First Amendment. The Second Amendment provides for, among other things, the increase of the total amount available for advances under the Credit Agreement from $17.0 million to $25.0 million, the obligation of the Company to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital is obligated to make advances to the Company under the Credit Agreement from December 31, 2007 to December 31, 2008.
     The Company is required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the Credit Agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the Credit Agreement. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of September 30, 2007, $10.0 million has been drawn under this agreement. The rate of interest on this borrowing, which is fixed through maturity, is 9.32%.

     At September 30, 2007, future minimum principal payments under the credit and security agreement are as follows:

Due in:
2007	$833
2008	3,333
2009	3,333
2010	1,112

8,611
Less current portion	(3,333)

$5,278

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
     For the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and 2006, and for the period September 12, 2002 (inception) to September 30, 2007, the Company recognized revenues under this agreement of $22,000, $21,000, $66,000, $62,000, and $243,000, respectively. At September 30, 2007 and December 31, 2006, deferred revenue under this agreement totaled $1,257,000 and $1,323,000, respectively.
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
11. Related Party Transactions
     During August 2006, the Company entered into a sponsored research agreement with Oregon Health & Science University (“OHSU”), one of the Company’s stockholders, for work conducted by the laboratory of Dr. Michael Cowley, an officer and employee of the Company. The agreement, which provides for payment by the Company to OHSU of up to approximately $847,500 over the 30 month term of the agreement, is primarily for the continuation of research underlying the license agreement entered into between the Company and OHSU in June 2003. During the nine months ended September 30, 2007, the Company paid $273,000 to OHSU in accordance with the terms of the agreement.

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
Overview
Background
     We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of central nervous system, or CNS, disorders, including obesity. Our strategy involves combining individual generic drugs that have previously received regulatory approval for other indications and, thus, have established post-marketing safety records. We systematically screen these drugs for synergistic CNS activity and combine them into new product candidates that we believe address unmet medical needs and are patentable. We are testing combinations of individual generic drugs in our product candidates in an effort to demonstrate adequate efficacy and safety for potential regulatory approval and have not yet received regulatory approval of any product candidate. Our lead combination product candidates targeted for obesity are Contrave™, which is currently being tested in Phase III clinical trials, and Empatic™, which is in the later stages of Phase II development. In addition, we plan to continue to screen drugs for synergistic CNS activity and, based on the results, we may advance other potential combination product candidates into clinical trials.
     We are a development stage company. We have incurred significant net losses since our inception. As of September 30, 2007, we had an accumulated deficit of $87.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.
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
Revenues
     We have generated approximately $417,000 in revenue from inception through September 30, 2007, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing our product candidates.

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
     We expect our development expenses to grow over the next few years as we continue the advancement of our product development programs. We initiated our Phase IIb clinical trial program for Contrave in July 2005 and our Phase IIb clinical trial for Empatic in July 2006. In the second quarter of 2007, we initiated our first two Phase III clinical trials for Contrave. In October 2007, we initiated our third Phase III clinical trial for Contrave. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.
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
     There were no significant changes during the quarter ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements for the year ended December 31, 2006 in our Registration Statement on Form S-1 (File No. 333-139496), other than as follows:
Accounting for Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. We do not anticipate that the adoption of FIN No. 48 will have a material effect on our effective tax rate in future periods.
Results of Operations
Comparison of three months ended September 30, 2007 to three months ended September 30, 2006
     Revenues. Revenues for the three months ended September 30, 2007 and September 30, 2006 were $22,000 and $21,000, respectively, and were related to our sublicensed technology to Cypress.
     Research and Development Expenses. Research and development expenses increased to $12.9 million for the three months ended September 30, 2007 from $6.0 million for the comparable period during 2006. This increase of $6.9 million was due primarily to increased expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling approximately $6.0 million. The remaining increase is primarily the result of increases in salaries and personnel related costs totaling approximately $587,000 and stock-based compensation costs totaling approximately $302,000.

     General and Administrative Expenses. General and administrative expenses increased to $2.7 million for the three months ended September 30, 2007 from $1.6 million for the comparable period during 2006. This increase of $1.1 million was due principally to increases in salaries and personnel related costs of approximately $345,000, increases in stock-based compensation costs totaling approximately $276,000, increases in other professional fees of approximately $376,000 and increases in rent totaling approximately $52,000.
     Interest and Other Income. Interest income increased to $1.3 million for the three months ended September 30, 2007 from $174,000 for the comparable period during 2006. This increase of $1.1 million was due to the increase in average cash and investment balances as a result of our initial public offering in May 2007 and our Series C financing in November 2006.
     Interest Expense. Interest expense increased to $260,000 for the three months ended September 30, 2007 primarily due to the amortization of debt issuance costs incurred in connection with the $25.0 million credit and security agreement, as amended, with Merrill Lynch Capital and interest expense on the $10.0 million borrowed under the credit and security agreement in March 2007.
Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006
     Revenues. Revenues for the nine months ended September 30, 2007 and September 30, 2006 were $66,000 and $62,000, respectively, and were related to our sublicensed technology to Cypress.
     Research and Development Expenses. Research and development expenses increased to $33.2 million for the nine months ended September 30, 2007 from $15.0 million for the comparable period during 2006. This increase of $18.2 million was due primarily to increased expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling approximately $15.4 million. The remaining increase is primarily the result of increases in salaries and personnel related costs totaling approximately $1.4 million and stock-based compensation costs totaling approximately $938,000.
     General and Administrative Expenses. General and administrative expenses increased to $7.4 million for the nine months ended September 30, 2007 from $3.8 million for the comparable period during 2006. This increase of $3.6 million was principally due to increases in salaries and personnel related costs totaling approximately $1.1 million, increases in stock-based compensation costs totaling approximately $815,000, increases in legal fees totaling approximately $582,000, increases in other professional fees totaling approximately $524,000, and increases in rent totaling approximately $148,000.
     Interest and Other Income. Interest income increased to $2.8 million for the nine months ended September 30, 2007 from $649,000 for the comparable period during 2006. This increase of $2.2 million was due to the increase in average cash and investment balances as a result of our initial public offering in May 2007 and our Series C financing in November 2006.
     Interest Expense. Interest expense increased to $596,000 for the nine months ended September 30, 2007 primarily due to the amortization of debt issuance costs incurred in connection with the $25.0 million credit and security agreement, as amended, with Merrill Lynch Capital and interest expense on the $10.0 million borrowed under the credit and security agreement in March 2007.
Liquidity and Capital Resources
     Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2007, we received net proceeds of approximately $163.7 million from the sale of shares of our preferred and common stock as follows:
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
     As of September 30, 2007, we had $33.8 million in cash and cash equivalents and an additional $64.3 million in investment securities, available-for-sale. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated and in corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     Net cash used in operating activities was $34.9 million and $16.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.
     Net cash used by investing activities was $47.8 million for the nine months ended September 30, 2007 compared to net cash provided by investing activities of $12.3 million for the nine months ended September 30, 2006. These amounts are the result of the net purchases, sales and maturities of investment securities.
     Net cash provided by financing activities was $97.1 million for the nine months ended September 30, 2007 as a result of the sale of common stock in our initial public offering in May 2007 for aggregate net proceeds of $87.9 million and a $10.0 million draw against the credit and security agreement with Merrill Lynch Capital in March 2007.
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
     In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. In July 2007, we entered into a first amendment to the credit and security agreement with Merrill Lynch Capital. The first amendment provides for, among other things, the extension of the period during which Merrill Lynch Capital is obligated to make advances under the credit and security agreement to us from June 30, 2007 to December 31, 2007. In November 2007, we entered into a second amendment to the credit and security agreement with Merrill Lynch Capital. The second amendment provides for, among other things, the increase of the total amount available for advances under the credit and security agreement from $17.0 million to $25.0 million, our obligation to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital is obligated to make advances to us under the credit and security agreement from December 31, 2007 to December 31, 2008.
     In March 2007, we drew down $10.0 million under the credit and security agreement. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at September 30, 2007 bear interest at a rate of 9.32%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.
     We believe that our existing cash and cash equivalents together with the borrowing capacity under our $25.0 million credit and security agreement, as amended, with Merrill Lynch Capital, will be sufficient to meet our projected operating requirements through at least the next 12 months.
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

Contractual Obligations and Commitments
     The following table describes our long-term contractual obligations and commitments as of September 30, 2007 (in thousands):

	Payments Due by Period
		Less than
		1 Year	1—3 Years	4—5 Years
	Total	(Remainder of 2007)	(2008 — 2010)	(2011 — 2012)	After 5 Years

Long-term debt obligations(1)	$8,611	$833	$7,778	$—	$—
Long-term liabilities(2)	540	—	520	20	—
Operating lease obligations	874	50	636	188	—
License obligations(3)	—	—	—	—	—

Total	$10,025	$883	$8,934	$208	$—

(1)	In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for the potential borrowing of up to $17.0 million. In November 2007, the amount available for borrowing under the credit and security agreement was increased to $25.0 million. In March 2007, we drew down $10.0 million under the credit and security agreement.

(2)	Primarily represents costs incurred in connection with our credit and security agreement with Merrill Lynch Capital.

(3)	License obligations do not include additional payments of up to $2.7 million due upon the occurrence of certain milestones related to regulatory or commercial events or potential payments of up to $5.7 million to Duke University should we receive milestone payments from Cypress under our agreement with Cypress (up to $3.7 million excluding milestone payments unrelated to sleep apnea). We may also be required to pay royalties on any net sales of the licensed products. License payments may be increased based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash and cash equivalents as of September 30, 2007 consisted primarily of money market funds and corporate debt obligations. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In September 2007, we and Duke University, or Duke, entered into a settlement agreement with Eisai, Inc. and Eisai Co. Ltd., which we refer to collectively as Eisai, which resolves the foreign aspects of a dispute over rights in an invention relating to the use of zonisamide to treat obesity (the dispute over rights to the invention in the United States was settled in December 2006). Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of any country outside of the United States existing as of the date of the agreement that arise out of or relate to the lawsuit or certain specified Duke and Eisai foreign patents that may issue from certain patent applications claiming the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions. In addition, if Eisai obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the specified Eisai foreign patent applications, Eisai has agreed that it will not assert any such patent against us relating to our Empatic product candidate, which contains zonisamide and bupropion and is being developed to treat obesity. Likewise, if Duke obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the specified Duke foreign patent applications, we and Duke have agreed that we will not assert any such patent against Eisai for any conduct relating to Zonegran™, which is a zonisamide product currently marketed by Eisai.
     We are not currently a party to any other material legal proceedings.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, which have been updated since the filing of our Form 10-Q filed with the Securities and Exchange Commission on August 10, 2007, in their entirety, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
     We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Risks Related to Our Business and Industry
We are largely dependent on the success of our two product candidates in clinical development: Contrave™ (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide SR/bupropion SR). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized. *
     We currently have only two product candidates in clinical development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or received marketing approval for either of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:
•	the FDA may not deem a product candidate safe and effective;
•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may require additional preclinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities; or

•	the FDA may change its approval policies or adopt new regulations.
     Contrave is currently being evaluated in Phase III clinical trials for the treatment of obesity and will require the successful completion of at least two pivotal clinical trials before we are able to submit an NDA with respect to Contrave to the FDA for potential approval. Empatic is in the later stages of Phase II development and, following its Phase II trials, also will need to successfully complete two or more pivotal trials prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Any failure to obtain regulatory approval of Contrave or Empatic would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.
Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.*
     Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication.
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
     With respect to Empatic, we intend to conduct an additional Phase II trial for Empatic to establish that the combination is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III trials may be conducted against placebo only. We have not yet commenced any Phase III clinical trials for this product candidate.
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
     We believe that we have established the bioequivalence of the bupropion SR and finished Contrave tablets provided by PMRS and Patheon. If the FDA determines that the bupropion SR and finished Contrave tablets provided by PMRS and Patheon are not bioequivalent, our clinical trials may be delayed and our ability to commercialize Contrave, if approved, may be delayed.
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
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of any approved label.*
     Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the denial of regulatory approval by the FDA or other regulatory authorities. For example, in each trial evaluating Contrave, some patients experienced nausea. We have developed new formulations and techniques in an effort to reduce the frequency and magnitude of this side effect; however, we are only in the early stages of blinded testing of these methods in three current Phase III trials. Other less common side effects reported in our Contrave trials were dizziness, insomnia and headaches. The most common side effects reported in our Phase IIb trial of Empatic have been headache, nausea, insomnia, anxiety and dry mouth. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in its current product label. If our product candidates are approved by the FDA we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drug’s label. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of our product candidates will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population.
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
     In addition, the constituent drugs included in the Contrave and Empatic combinations each has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown the constituent drugs to be teratogenic, potentially causing birth defects, and that there are no adequate and well-controlled studies of the constituent drugs in pregnant women, but the FDA has determined that the benefits from the use of the drug in pregnant women may be acceptable despite the potential risks.
     Zonisamide also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, may receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women may risk bearing children with birth defects.
     If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:
•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning with Contrave or Empatic or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we could be asked to formulate a risk mitigation plan that could include a program of post-marketing surveillance for patients receiving our products;

•	we could be sued and held liable for harm caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.
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
     Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, after we had established the design of our first Phase III clinical trial for Contrave. In addition, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA recently reviewed another obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA. In that committee, the development program of rimonabant was discussed. We believe the design of our ongoing and planned pivotal clinical trials for Contrave is consistent with the current recommendations made by the FDA in the draft guidance and the recent discussions during the advisory committee. Amendments in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.
Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.*
     The patents we have in-licensed and our pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for our Contrave and Empatic product candidates are not available using existing generic preparations of naltrexone IR, zonisamide IR and bupropion SR, nor do SR formulations of naltrexone or zonisamide exist. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.

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
     Currently there are a number of products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amgen Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Merck & Co., Inc., Nastech Pharmaceutical Co., Inc., Neurosearch A/S, Peptimmune, Inc., Sanofi-Aventis, and Vivus, Inc., among others. Based on reports from these companies, it appears that some of these product candidates are entering into later stage clinical trials.
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
     While a number of manufacturers are FDA qualified to produce zonisamide and bupropion, and we have already entered into negotiations with other suppliers to act as secondary or supplemental suppliers of these ingredients, we may not be successful in securing these additional supply arrangements on a timely or commercially reasonable basis or at all. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could cause a disruption of our trials and delay our development program.
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
     To date, all of our purchases of API have been completed by purchase orders. We have no long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we are not able to secure long-term supply commitments for our API, we may not be able to successfully commercialize our products, if approved.
If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.*

     We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the Contrave Titration Packs, Empatic Titration Packs and bottles used to package these tablets for use in clinical trials. To date, all of these contract manufacturers have performed services under short-term purchase orders or similar arrangements. We have no long-term commitments or supply agreements with these contract manufacturers. For example, Pharmaceutical Manufacturing Research Services Inc., or PMRS, and Patheon Pharmaceuticals Inc., or Patheon, currently provide bupropion SR for two of our four Contrave Phase III clinical trials on a purchase order basis. Patheon manufactures bupropion SR for our third and fourth Contrave Phase III clinical trials, as well as finished Contrave tablets for our third and fourth Contrave Phase III clinical trials on a proposal by proposal basis under a master agreement for pharmaceutical development services that we entered into in February 2007. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days. In addition, we may terminate the agreement immediately for any business reason.
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
We are combining drugs in novel combinations and cannot be sure that the combined drugs can co-exist for extended periods in close proximity.*
     Bupropion, which is an API in both Contrave and Empatic, is known to have issues with stability that require manufacturing processes which minimize exposure to moisture and limit oxidation. We are performing stability testing to ensure that our combination tablet of Contrave has sufficient stability to provide the customary two-year stability characteristics and shelf life expected of a conventional pharmaceutical product. Although we are currently conducting stability studies, we cannot be sure that either Contrave or Empatic will be stable, and we may not be able to demonstrate sufficient long term stability to provide at least two years of shelf life for these product candidates, which could jeopardize our ability to bring such product candidates to market.

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
     We have obtained product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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
     The obesity market, in particular, continues to be marked by limited-coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 designed for eligible seniors and disabled individuals and which went into effect on January 1, 2006.
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
Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.*
     As part of our growth strategy, we intend to acquire, in-license, develop and/or market additional products and product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.
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
     Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we may acquire will be commercialized profitably or achieve market acceptance.
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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*
     As of November 2, 2007, we had 19 full-time employees and three part-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. For example, we will need to lease additional office space or larger office space to accommodate the hiring of new employees. Our need to effectively execute our growth strategy requires that we:
•	manage our clinical trials effectively, including our upcoming Phase III clinical trial for Contrave and our upcoming Phase II clinical trial for Empatic, which are being conducted at numerous clinical trial sites;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain the breadth and depth of sufficient numbers of talented employees.
     We have traditionally utilized the services of outside vendors to perform tasks including clinical trial management, statistics, regulatory affairs, formulation development, pharmacokinetics and other drug development functions. For example, we have engaged part-time individual consultants and the consulting firm PharmaDirections, Inc. to assist us with certain initiatives relating to pharmacology and product development, among others. Our growth strategy may also entail expanding our group of contractors to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
     Both pending Weber/Cowley patent applications have received interim rejections from the U.S. Patent and Trademark Office, or PTO, one on the basis that the composition claims were obvious, and the other primarily on the basis that the claimed methods of treatment were obvious. Although we believe that we have sufficient arguments, and have amended our applications in such a way as to overcome these interim rejections of claims, there can be no assurance that these rejections and any future rejections will ultimately be overcome or that any claims that may issue will be sufficiently broad to protect our Contrave product in the United States. If these U.S. patent applications and their international counterparts ultimately issue, we expect to have protection extended through 2024. However, we cannot be certain that the scope of any issued U.S. or foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. A European counterpart application to the Weber/Cowley patents applications is currently pending in the European Patent Office, or EPO, where we have received an indication of patentability. However, there is no assurance that the claims in this application, or any other claims, will issue in their currently pending form or at all, or that once issued, they will not be successfully opposed by a third party.
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
     Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we call the Gadde patent. We in-license this patent on an exclusive basis from Duke University, or Duke, together with several related patent applications. This patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, this patent is expected to expire in May 2023. We and Duke University have filed related claims for prevention of drug associated weight gain which have received interim rejections from the PTO. Although we believe that we have sufficient arguments, and have amended our application in such a way as to overcome these interim rejections of claims, there can be no assurance that these rejections and any future rejections will ultimately be overcome or that any claims that may issue will be sufficiently broad to protect the use of Empatic to treat drug associated weight gain. Although Duke has filed international counterparts to the Gadde patent that are currently pending, there is no assurance that the claims in these applications will issue in their currently pending form or at all.
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
Restrictions on our patent rights relating to our product candidates may limit our ability to prevent third parties from competing against us.*
     Our success will depend on our ability to obtain and maintain patent protection for our product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition of matter patents on active pharmaceutical ingredients are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, or NCEs, are typically entitled to composition of matter coverage. Current law also allows novel and unobvious combinations of old compounds to receive composition of matter coverage for the combination. However, we cannot be certain that the current law will remain the same, or that our product candidates will be considered novel and unobvious by the PTO and courts.
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
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. *
     Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that our products infringe the patent rights of others. There may be issued patents of third parties of which we are currently unaware, that may be infringed by our product candidates or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.
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
     We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and our Contrave Titration Packs, Empatic Titration Packs and bottles used to package these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. For example, we are currently negotiating with potential licensors for rights to new formulations of bupropion SR for commercial purposes that we believe may improve the intellectual property profile of our Contrave and Empatic product candidates and avoid potential infringement of third-party patent rights. In order to secure rights to a new formulation of bupropion SR, we may choose to pay a combination of up-front fees, milestone payments and/or royalties on net sales of products. However, we cannot be certain that we will be able to enter into a definitive license agreement on commercially reasonable terms or at all. Accordingly, we are also developing our own formulation of bupropion SR that we believe will not infringe third-party patent rights. If we do not obtain licensed rights to a bupropion SR formulation or successfully complete the development of our own formulation, we could be exposed to potential patent infringement liability from third parties who hold patents on various formulations of bupropion. While we continue to use our existing formulation for clinical trial purposes, we will need to demonstrate in a clinical trial and additional preclinical studies comparable bioavailability and bioequivalence of the bupropion SR formulation used in our clinical trials to the bupropion formulation we will use commercially. We expect we will be able to conduct these studies concurrently with our pivotal trials.
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
Although we have entered into a settlement agreement designed to prevent the parties to the agreement from asserting infringement and other specified claims against our Empatic product candidate in the United States, and abroad, disputes with third parties relating to our Empatic product could nevertheless affect our intellectual property rights.*
     In June 2004, we jointly filed a lawsuit with Duke, against Elan Corporation, plc, Elan Pharma International Ltd. and Elan Pharmaceuticals, Inc., which we refer to collectively as Elan, Eisai, Inc. and Eisai Co., Ltd., which we refer to together as Eisai, and Julianne E. Jennings, a former employee of Elan, in the U.S. District Court for the Middle District of North Carolina, Durham Division, to resolve a dispute over rights in an invention relating to the use of zonisamide to treat obesity. We alleged in this lawsuit that scientists at Duke made the invention, and that Elan improperly used information supplied by the Duke scientists to file a U.S. patent application on the invention, in which Ms. Jennings (then an Elan product manager) is named as the sole inventor. This patent application was later assigned by Elan to Eisai. Duke also filed a U.S. patent application on the invention at issue, which patent application is exclusively licensed to us. In December 2006, we, Elan, Eisai, Duke and Ms. Jennings entered into a settlement agreement to settle the lawsuit. Upon execution of the settlement agreement, the lawsuit was dismissed with prejudice.
     Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of the United States or any state within the United States existing as of the date of the settlement agreement that arise out of or relate to the lawsuit or the specified Duke and Eisai patents that may issue from certain patent applications claiming the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions. In addition, each of Elan and Ms. Jennings have represented that they are not currently seeking and do not currently possess any patent rights in the United States relating to the use of zonisamide for the treatment of obesity or other weight-related disorders or conditions. In addition, if Elan, Eisai or Ms. Jennings obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Eisai patent application, Elan, Eisai and Ms. Jennings have each agreed that they will not assert any such patent against us relating to our Empatic product candidate, which contains zonisamide and bupropion to treat obesity. Likewise, if Duke obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Duke patent application, we and Duke have agreed that we will not assert any such patent against Elan, Eisai or Ms. Jennings for any conduct relating to Zonegran™, which is a zonisamide product currently marketed by Eisai.
     In September 2007, we and Duke entered into a settlement agreement with Eisai which resolves the foreign aspects of the dispute referenced in the paragraph above. Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of any country outside of the United States existing as of the date of the agreement that arise out of or relate to the lawsuit or certain specified Duke and Eisai foreign patents that may issue from certain patent applications claiming the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions. In addition, if Eisai obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the specified Eisai foreign patent applications, Eisai has agreed that it will not assert any such patent against us relating to our Empatic product candidate, which contains zonisamide and bupropion and is being developed to treat obesity. Likewise, if Duke obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the specified Duke foreign patent applications, we and Duke have agreed that we will not assert any such patent against Eisai for any conduct relating to Zonegran™, which is a zonisamide product currently marketed by Eisai.

     Although we have resolved the U.S. lawsuit and entered into a settlement agreement containing terms that would prevent Eisai, Elan and Ms. Jennings from asserting specified U.S. patents against our Empatic product and have entered into a settlement agreement containing terms that would prevent Eisai from asserting specified foreign patents against our Empatic product, there is no assurance that the parties will abide by these settlement agreements. There also is no assurance that Eisai, Elan and/or Ms. Jennings do not have, or will not in the future obtain, other patent rights not covered by the settlement agreements that could be asserted against our Empatic product candidate or our other product candidates. Furthermore, Elan and Ms. Jennings are not parties to the settlement agreement which resolves the foreign aspects of the dispute. In addition, both Duke and Eisai have thus far maintained their pending U.S. patent applications for use of zonisamide to treat obesity or other weight-related disorders, which may lead to initiation of a patent interference to determine which party invented first. We are not relying on any patent Duke may obtain directed to zonisamide as the sole active ingredient to treat obesity or other weight disorder to protect our Empatic product. We further believe that the U.S. settlement agreement contains terms that would not allow Eisai, Elan or Ms. Jennings to use any patent they may obtain by winning an interference to prevent the sale of our Empatic product. However, if Duke loses the interference or abandons its patent application covering the use of zonisamide as the sole active ingredient to treat obesity or other weight disorder, then the potential additional protection for our Empatic product that could result from such a patent will not be available to us.
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
We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*
     We have received a Notice of Allowance from the PTO for the intent-to-use trademark application for our corporate logo for use in connection with pharmaceutical preparations and substances, including for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have a foreign trademark application pending in Canada for the same mark and have obtained trademark registrations in Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. and the mark OREXIGEN in Europe and Japan and have pending trademark applications for the same marks in the United States and Canada. We have received a Notice of Allowance from the PTO for the intent-to-use trademark applications for the marks CONTRAVE and EMPATIC for use in connection with pharmaceutical preparations, including for the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. Applications for the mark EMPATIC are pending in Europe, Canada and Japan. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of Excalia, the prior mark for the product candidate that we now call Empatic. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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
Risks Related to Our Finances and Capital Requirements
We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*
     We are a development stage company with a limited operating history. We have focused primarily on developing our two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. Net losses were $1.9 million in 2003, $7.7 million in 2004, $12.1 million in 2005 and $27.5 million in 2006. As of September 30, 2007, we had an accumulated deficit of $87.5 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
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

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*
     Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash and cash equivalents, together with the borrowing capacity under our credit and security agreement, as amended, with Merrill Lynch Capital, will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:
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
Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.*
     To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt financing typically contains covenants that restrict operating activities. Our credit and security agreement, as amended, with Merrill Lynch Capital is secured by a pledge of all of our assets other than, subject to certain limited exceptions, intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Any borrowings under the credit and security agreement, as amended, with Merrill Lynch Capital or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations.
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
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock.*
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in May 2007, and an active trading market may not be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through November 2, 2007, the prices for our common stock ranged from a high of $19.15 to a low of $12.00.
Future sales of our common stock may cause our stock price to decline. *
     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. For example, in September 2007 certain executive officers established selling plans under Rule 10b5-1 for the purpose of effecting specified sales of our common stock over a specified period of time. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock, in addition to any already established plans. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
We expect that the price of our common stock will fluctuate substantially.*
     The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•	the results from our clinical trials, including our current and planned Phase III clinical trials for Contrave and our upcoming Phase II clinical trial for Empatic;
•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	announcements of the introduction of new products by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	third-party coverage and reimbursement policies;
•	developments concerning current or future strategic collaborations; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
Our executive officers and directors and their affiliates will exercise control over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*
     As of November 2, 2007, our executive officers and directors and their affiliates together beneficially owned approximately 49% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations;
•	a requirement of approval of not less than 662/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation; and
•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval.
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
We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our stock. *
     We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our credit and security agreement, as amended, with Merrill Lynch Capital restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     We had no sales of unregistered securities during the quarter ended September 30, 2007.
Use of Proceeds
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-139496) which was declared effective by the Securities and Exchange Commission on April 25, 2007. On April 26, 2007, additional shares of our common stock were registered through a Registration Statement filed pursuant to Rule 462(b) (File No. 333-142375). On May 1, 2007, a total of 7,000,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share, for aggregate gross offering proceeds of $84.0 million, managed by Merrill Lynch & Co., JMP Securities, JPMorgan and Leerink Swann & Company. In addition, on May 1, 2007, in connection with the exercise of the underwriters’ over-allotment option, 1,050,000 additional shares of common stock were sold on our behalf at the initial public offering price of $12.00 per share, for aggregate gross offering proceeds of $12.6 million.
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

     As of September 30, 2007, we had invested the $87.9 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through September 30, 2007, we have not used the net proceeds from the offering. We intend to use the proceeds to fund clinical trials for our two product candidates, Contrave™ and Empatic™, and other research and development activities, and to fund working capital and other general corporate purposes. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2(3)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
10.24(4)	First Amendment to Credit and Security Agreement dated July 2, 2007 by and between the Registrant and Merrill Lynch Capital
10.25(5)#	Amendment No. 1 to Employment Agreement dated August 22, 2007 by and between the Registrant and Gary D. Tollefson
10.26(6)	Settlement Agreement dated September 12, 2007 by and among the Registrant, Duke University, Eisai, Inc. and Eisai Co. Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on February 16, 2007.

(2)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on April 9, 2007.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006.

(4)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2007 (as Exhibit 10.1).

(5)	Filed with the Registrant’s Current Report on Form 8-K on August 28, 2007 (as Exhibit 10.1).

(6)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007 (as Exhibit 10.1).

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.
Date: November 9, 2007	By:	/S/ GARY D. TOLLEFSON
Gary D. Tollefson, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/S/ GRAHAM K. COOPER
Graham K. Cooper
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2(3)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
10.24(4)	First Amendment to Credit and Security Agreement dated July 2, 2007 by and between the Registrant and Merrill Lynch Capital
10.25(5)#	Amendment No. 1 to Employment Agreement dated August 22, 2007 by and between the Registrant and Gary D. Tollefson
10.26(6)	Settlement Agreement dated September 12, 2007 by and among the Registrant, Duke University, Eisai, Inc. and Eisai Co. Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on February 16, 2007.

(2)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on April 9, 2007.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006.

(4)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2007 (as Exhibit 10.1).

(5)	Filed with the Registrant’s Current Report on Form 8-K on August 28, 2007 (as Exhibit 10.1).

(6)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007 (as Exhibit 10.1).

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.