Form 10-Q
period 2008-03-31
Orexigen Therapeutics, Inc.
filed 2008-05-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number: 001-33415

OREXIGEN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1178822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3344 North Torrey Pines Court, Suite 200, La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 875-8600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of May 6, 2008, the registrant had 34,309,036 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3
Unaudited Statements of Operations for the three months ended March 31, 2008 and 2007 and the period from September 12, 2002 (Inception) to March 31, 2008	4
Unaudited Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and the period from September 12, 2002 (Inception) to March 31, 2008	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	45

SIGNATURES	47

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,410	$28,967
Investment securities, available-for-sale	107,632	56,487
Prepaid expenses and other current assets	624	2,471

Total current assets	141,666	87,925
Property and equipment, net	867	924
Restricted cash	1,125	1,125
Other assets	2,199	1,346

Total assets	$145,857	$91,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,563	$8,454
Deferred revenue, current portion	88	88
Long-term debt, current portion	5,175	4,735

Total current liabilities	15,826	13,277
Deferred revenue, less current portion	1,125	1,147
Long-term debt, less current portion	9,617	11,072
Other long-term liabilities	941	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 34,309,036 and 26,982,601 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	34	27
Additional paid-in capital	247,920	171,571
Accumulated other comprehensive income	543	220
Deficit accumulated during the development stage	(130,149)	(106,935)

Total stockholders’ equity	118,348	64,883

Total liabilities and stockholders’ equity	$145,857	$91,320

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Period From September 12, 2002 (Inception) to March 31, 2008
	2008	2007
Revenues:
Collaborative agreement	$—	$—	$174
License revenue	22	22	287

Total revenues	22	22	461
Operating expenses:
Research and development	20,687	10,128	110,544
General and administrative	3,319	2,361	25,490

Total operating expenses	24,006	12,489	136,034

Loss from operations	(23,984)	(12,467)	(135,573)
Other income (expense):
Interest income	1,199	357	6,763
Interest expense	(429)	(59)	(1,339)

Total other income (expense)	770	298	5,424

Net loss	(23,214)	(12,169)	(130,149)
Accretion to redemption value of redeemable convertible preferred stock	—	(8)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	(13,860)

Net loss attributable to common stockholders	$(23,214)	$(12,177)	$(144,087)

Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.73)	$(5.26)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted (1)	31,942	2,315

(1)	As a result of the issuance of 8,050,000 shares of common stock in the Company’s initial public offering in May 2007 and the conversion of the Company’s preferred stock into 16,462,231 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented. See Note 3 for further discussion.

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Period From September 12, 2002 (Inception) to March 31, 2008
	2008	2007
Operating activities
Net loss	$(23,214)	$(12,169)	$(130,149)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	57	30	252
Loss on disposal of assets	—	—	4
Amortization of premium on securities available-for-sale	(725)	(194)	(3,093)
Amortization of debt issuance costs	66	48	277
Stock-based compensation	1,444	930	9,243
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,847	(521)	(624)
Accounts payable and accrued expenses	2,109	(134)	10,619
Other assets	(1,026)	62	(1,351)
Deferred rent	—	3	41
Deferred revenue	(22)	(22)	1,213

Net cash used by operating activities	(19,464)	(11,967)	(113,521)
Investing activities
Purchases of securities available-for-sale	(70,758)	(3,656)	(261,707)
Maturities of securities available-for-sale	20,661	1,250	157,712
Purchases of property and equipment	—	—	(1,123)
Restricted cash	—	—	(1,125)

Net cash used by investing activities	(50,097)	(2,406)	(106,243)
Financing activities
Proceeds from issuance of common stock, net of repurchases	74,912	—	162,894
Proceeds from borrowings on long-term debt	—	10,000	18,000
Payments on borrowings on long-term debt	(1,015)	—	(3,208)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)
Costs paid in connection with public offering	107	(306)	—

Net cash provided by financing activities	74,004	9,694	253,174

Net increase (decrease) in cash and cash equivalents	4,443	(4,679)	33,410
Cash and cash equivalents at beginning of period	28,967	19,425	—

Cash and cash equivalents at end of period	$33,410	$14,746	$33,410

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of March 31, 2008, had an accumulated deficit of $130.1 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Standards

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, related to its financial assets. The Company measures certain assets at fair value as disclosed in the footnotes to its quarterly and annual financial statements. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

On January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes investment securities, available-for-sale in the assets eligible for this treatment. The Company has not elected to account for any investment securities, available-for-sale using the provisions of SFAS No. 159. Currently, the Company records any unrealized gains or losses for investment securities, available-for-sale for the period in comprehensive income and in the equity section of the balance sheet.

On January 1, 2008, the Company adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The adoption of EITF Issue No. 07-3 did not have an impact on the Company’s financial statements.

On January 1, 2008, the Company adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. As the Company’s current collaborative agreement does not incorporate such a revenue- and cost-sharing arrangement, the adoption of EITF Issue No. 07-1 did not have an impact on the Company’s financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss attributable to common stockholders	$(23,214)	$(12,177)

Denominator:
Weighted average shares of common stock outstanding	31,942	2,398
Weighted average unvested shares of common stock subject to repurchase	—	(83)

Denominator for basic and diluted net loss per share attributable to common stockholders	31,942	2,315

Basic and diluted net loss per share attributable to common stockholders	$(0.73)	$(5.26)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Convertible preferred stock, as converted	—	16,462
Common stock options	3,010	2,352
Common shares subject to repurchase	—	69

	3,010	18,883

Upon closing of the initial public offering of 7,000,000 shares of the Company’s common stock in May 2007, all shares of the Company’s outstanding preferred stock were converted into an aggregate of 16,462,231 shares of common stock.

Pro Forma Net Loss per Share

The pro forma disclosure below shows what net loss per share would have been if the conversion of our shares of redeemable convertible preferred stock had occurred at the beginning of the respective period being reported using the as-if-converted method. All shares of convertible preferred stock were automatically converted to 16,462,231 shares of common stock upon the completion of our initial public offering in May 2007. This pro forma information provides supplemental information that helps investors compare the results of the prior period after giving effect to the change in capitalization resulting from the conversion of preferred stock. The pro forma basic net loss per share is computed as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2007
Numerator:
Net loss attributable to common stockholders	$(12,177)
Adjustment to eliminate accretion to redemption value of redeemable convertible preferred stock	8

Pro forma net loss	$(12,169)

Denominator:
Weighted average shares of common stock outstanding	2,315
Pro forma adjustment to reflect assumed conversion of preferred stock, as-if-converted	16,462

Denominator for pro forma basic and diluted net loss per share	18,777

Pro forma basic and diluted net loss per share	$(0.65)

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2008 and December 31, 2007 (in thousands):

March 31, 2008			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$97,215	$503	$—	$97,718
U.S. government agency securities	Less than 1	14,524	12	(2)	14,534
Asset-backed securities	2-3	5,340	30	—	5,370

		117,079	545	(2)	117,622
Less cash equivalents		(9,990)	—	—	(9,990)

Amounts classified as investments		$107,089	$545	$(2)	$107,632

December 31, 2007			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$49,194	$218	$(2)	$49,410
Asset-backed securities	2-3	7,073	4	—	7,077

Total investment securities		$56,267	$222	$(2)	$56,487

5. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. The Company did not record a cumulative adjustment as a result of adopting SFAS No. 157.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$20,277	$20,277	$—	$—
Commercial paper	97,718	—	97,718	—
U.S. government agency securities	14,534	—	14,534	—
Asset-backed securities, collateralized by credit card	5,370	—	5,370	—

Total financial instruments owned	$137,899	$20,277	$117,622	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2008	December 31, 2007
Furniture and fixtures	5	$311	$311
Computers and equipment	3 to 5	111	111
Leasehold improvements	5	42	42
Laboratory equipment	5	648	648

		1,112	1,112
Less accumulated depreciation and amortization		(245)	(188)

		$867	$924

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts payable	$3,723	$4,114
Accrued preclinical and clinical trial expenses	5,532	2,079
Accrued compensation related expenses	803	1,760
Accrued legal and professional expenses	257	87
Other accrued liabilities	248	414

	$10,563	$8,454

8. Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended March 31,		Period From September 12, 2002 (Inception) to March 31, 2008
	2008	2007
Net loss, as reported	$(23,214)	$(12,169)	$(130,149)
Unrealized gains (losses) on marketable securities	323	(5)	543

Comprehensive loss	$(22,891)	$(12,174)	$(129,606)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2008 and 2007 was comprised of the following (in thousands):

	Three Months Ended March 31,		Period From September 12, 2002 (Inception) to March 31, 2008
	2008	2007
General and administrative	$879	$587	$6,142
Research and development	565	343	3,101

	$1,444	$930	$9,243

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended March 31,
	2008	2007
Expected life (in years)	6.2	6.2
Expected volatility	55.0%	70.0%
Risk-free interest rate	2.8%	4.7%
Expected dividend yield	—	—

10. Common Stock

In January 2008, the Company completed a public offering of 7,000,000 shares of its common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering are estimated to be approximately $71.5 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts, of approximately $3.4 million.

11. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital, which as amended, provides for potential borrowing until December 31, 2008 of up to $25.0 million. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 9.2% on amounts outstanding at March 31, 2008). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of March 31, 2008, $18.0 million has been drawn under this agreement, of which $14.8 million is outstanding.

At March 31, 2008, future minimum principal payments under the credit and security agreement are as follows:

Due in:
2008	$3,720
2009	6,026
2010	4,046
2011	1,000

14,792
Less: current portion	(5,175)

$9,617

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

For the three months ended March 31, 2008 and 2007 and for the period September 12, 2002 (inception) to March 31, 2008, the Company recognized revenues under this agreement of $22,000, $22,000, and $287,000, respectively. At March 31, 2008 and December 31, 2007, deferred revenue under this agreement totaled $1,213,000 and $1,235,000, respectively.

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

12. Related Party Transactions

In August 2006, the Company entered into a sponsored research agreement with Oregon Health & Science University (“OHSU”), one of the Company’s stockholders, for work conducted by the laboratory of Dr. Michael Cowley, an officer and employee of the Company. The agreement, which was terminated in February 2008, provided for payment by the Company to OHSU of up to approximately $847,500 over the 30 month term of the agreement and was primarily for the continuation of research underlying the license agreement entered into between the Company and OHSU in June 2003. During the three months ended March 31, 2007, the Company paid $273,000 to OHSU in accordance with the terms of the agreement. At March 31, 2008, the Company had recorded a receivable of approximately $100,000 for amounts paid to OHSU in excess of monies spent by OHSU on the Company’s research.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of central nervous system, or CNS, disorders, including obesity. Our lead product candidates targeted for obesity are Contrave®, which is in Phase III clinical trials, and Empatic TM, which is in the later stages of Phase II clinical development. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic CNS activity. We seek to combine chemical entities that, individually, have already received regulatory approval and have been commercialized previously, into new product candidates that we believe address unmet medical needs and are patentable. We are testing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for any product candidate. In addition, we plan to continue to screen drugs for synergistic CNS activity and, based on the results, we may advance other potential combination product candidates into clinical trials.

In addition, we have begun developing two additional product candidates: OREX-003 for the mitigation of weight gain associated with antipsychotic therapy and OREX-004 for the treatment of obsessive-compulsive disorder.

We are a development stage company. We have incurred significant net losses since our inception. As of March 31, 2008, we had an accumulated deficit of $130.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In January 2008, we completed a public offering of 7,000,000 shares of common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering are estimated to be approximately $71.5 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of our common stock, from which we received cash proceeds, net of underwriting discounts, of approximately $3.4 million.

Revenues

We have generated approximately $461,000 in revenue from inception through March 31, 2008, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2008 and 2007. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2008	2007
Costs of external service providers:
Obesity	$18,680	$9,039
Non-Obesity	286	11
Other	88	298

Subtotal	19,054	9,348
Internal costs	1,068	437
Stock-based compensation	565	343

Total research and development expenses	$20,687	$10,128

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

Income Taxes

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $91.0 million and $92.4 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2022 for federal purposes and 2012 for state purposes. As of December 31, 2007, we had federal and state research and development tax credit carryforwards of approximately $5.3 million and $4.1million, respectively. The federal tax credits will begin expiring in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize its net operating loss and tax credit carryovers. Such limitations will result in approximately $900,000 of tax benefits related to net operating loss and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.

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

There were no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as follows:

Fair Value of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. We did not record a cumulative adjustment as a result of adopting SFAS No. 157.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. At March 31, 2008, our Level 1-classified investments totaled $20.3 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify our holdings in commercial paper, U. S. government agency securities and asset-backed securities as Level 2 assets. At March 31, 2008, our Level 2-classified investments totaled $117.6 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2008, we did not hold any Level 3-classified investments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Results of Operations

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

Revenues. Revenues for each of the three months ended March 31, 2008 and March 31, 2007 were $22,000, and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses increased to $20.7 million for the three months ended March 31, 2008 from $10.1 million for the comparable period during 2007. This increase of $10.6 million was due primarily to increased expenses in connection with clinical trials and consulting expenses totaling approximately $9.8 million. The remaining increase is primarily the result of increases in salaries and personnel related costs and stock-based compensation costs totaling approximately $750,000.

General and Administrative Expenses. General and administrative expenses increased to $3.3 million for the three months ended March 31, 2008 from $2.4 million for the comparable period during 2007. This increase of $900,000 was principally due to an increase in stock-based compensation costs of approximately $290,000, an increase in salaries and personnel related costs of approximately $280,000 and an increase in costs related to being a public company totaling approximately $250,000.

Interest and Other Income. Interest income increased to $1.2 million for the three months ended March 31, 2008 from $357,000 for the comparable period during 2007. This increase of $843,000 was due to the increase in average cash and investment balances as a result of our IPO in May 2007 and the public offering completed in January 2008.

Interest Expense. Interest expense increased to $429,000 for the three months ended March 31, 2008 from $59,000 for the comparable period during 2007 due to interest expense incurred on the $18.0 million borrowed under the credit and security agreement as of March 31, 2008.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through March 31, 2008, we received net proceeds of approximately $238.6 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million; and

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for estimated aggregate net proceeds of $74.9 million.

As of March 31, 2008, we had $33.4 million in cash and cash equivalents and an additional $107.6 million in investment securities, available-for-sale. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated and in corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $19.5 million and $12.0 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used by investing activities was $50.1 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. These amounts are the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $74.0 million and $9.7 million for the three months ended March 31, 2008 and 2007, respectively. The net cash provided for the three months ended March 31, 2008 is primarily as a result of the public sale of common stock in January and February 2008 for estimated aggregate net proceeds of $74.9 million and the net cash provided for the three months ended March 31, 2007 is primarily the result of the $10.0 million draw against the credit and security agreement, as amended, with Merrill Lynch Capital in March 2007.

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

In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. In July 2007, we entered into a first amendment to the credit and security agreement with Merrill Lynch Capital. The first amendment provided for, among other things, the extension of the period during which Merrill Lynch Capital was obligated to make advances under the credit and security agreement to us from June 30, 2007 to December 31, 2007. In November 2007, we entered into a second amendment to the credit and security agreement with Merrill Lynch Capital. The second amendment provided for, among other things, the increase of the total amount available for advances under the credit and security agreement from $17.0 million to $25.0 million, our obligation to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital is obligated to make advances to us under the credit and security agreement from December 31, 2007 to December 31, 2008.

In March 2007, we drew down $10.0 million under the credit and security agreement, and in December 2007, we drew down $8.0 million. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at March 31, 2008 bear interest at an average rate of 9.2%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Our cash and cash equivalents as of March 31, 2008 consisted primarily of money market funds, corporate debt obligations and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Business and Industry

We are largely dependent on the success of our two obesity product candidates in clinical development: Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic TM (zonisamide SR/bupropion SR). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.

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

Our clinical trials may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the ZB-201 trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case, we understand that an unspecified heart-related birth abnormality was corrected surgically. The fourth case has been reported by the investigator as a serious adverse event and possibly related to Empatic. This case is a complicated one with a number of plausible, alternative etiologies.

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

If any of our product candidates receives marketing approval and we or others identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, after we had established the design of our first Phase III clinical trial for Contrave. In addition, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA recently reviewed another company’s obesity product candidate, known as rimonabant, and determined not to recommend its approval to the FDA. In connection with its review of rimonabant, the committee discussed various aspects of the rimonabant development program, and these discussions provided further insight on the FDA’s view of what is and is not acceptable in connection with a clinical trial protocol for obesity product candidates. While we believe the designs of our ongoing and planned pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance and the advisory committee’s recent discussions, we cannot guarantee that the FDA will ultimately deem the design or execution of one or more of our clinical trials to be sufficient to support regulatory approval, and that we will not be required to modify our ongoing clinical trials or to conduct additional clinical trials in order to obtain approval. Amendments in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

Currently there are a number of products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Merck & Co., Inc., Nastech Pharmaceutical Co., Inc., Neurosearch A/S, Sanofi-Aventis, and Vivus, Inc., among others. Based on reports from these companies, it appears that some of these product candidates are entering into later stage clinical trials.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of May 1, 2008, we had 32 full-time employees and two part-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Risks Related to Intellectual Property

The issued patent rights that we have in-licensed covering Contrave and Empatic are limited to the United States and although we have international patent applications pending, our market opportunity for Contrave and Empatic may be limited by the lack of patent protection in other territories. In addition, although we have additional U.S. and international patent applications pending which seek further protection of all of our product candidates, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante and which we collectively refer to as the Dante patents. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent number 5,817,665 is expected to expire in March 2013. The Dante patents do not protect our Contrave product candidate outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion and fluoxetine), and thus provide coverage for both our Contrave and OREX-004 (naltrexone SR/fluoxetine) product candidates.

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

One of the pending Weber/Cowley patent applications, with claims directed to the current composition of our Contrave product candidate, has been allowed by the PTO and we have paid the issue fee for it. If the application is not withdrawn from issue by us or by the PTO, we would expect a U.S. patent to issue on this application in due course. If and when a U.S. patent issues as we anticipate based on the Issue Notification posted on the PTO website, we expect to have protection for Contrave extended from 2013 to 2025. Although withdrawal from issue is not common, no assurance can be given that this patent application will not be withdrawn from issue, nor can there be any assurance that any patent claims issuing from this application will be sufficiently broad to protect Contrave in the United States. Further, even if this patent ultimately issues, there is no assurance that it will not be successfully opposed or otherwise challenged by third parties. Another of the pending Weber/Cowley patent applications, with claims directed to methods of treatment for weight loss, has received an interim rejection from the PTO on the basis that the claimed methods were disclosed in the prior art. Although we believe that we have sufficient arguments, and are working with the PTO to amend the application in such a way as to overcome these interim rejections of claims, there can be no assurance that these rejections and any future rejections will ultimately be overcome or that any claims that may issue will be sufficiently broad to protect our Contrave product candidate in the United States. In addition, we cannot be certain that the scope of any issued U.S. or foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. A European counterpart application to the Weber/Cowley patent applications covering compositions and uses of bupropion and naltrexone for affecting weight loss has now issued in the European Patent Office, or EPO. However, there is no assurance that the claims in this patent will be sufficiently broad to protect Contrave in the EPO countries, it will not be successfully opposed or otherwise challenged by a third party.

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

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent. We in-license this patent on an exclusive basis from Duke University, or Duke, together with several related patent applications. This patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, this U.S. patent is expected to expire in May 2023. Duke has received a Notice of Allowance from the PTO and has paid the issue fee for a continuation patent application, which is related to the Gadde patent and also exclusively licensed to us, that covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. If a patent ultimately issues from this allowed continuation application, it will provide additional coverage for methods of using Empatic to treat obesity, until the expected patent expiration in 2023. In addition, Duke has filed international counterparts to the Gadde patent that are currently pending; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in our Empatic and OREX-003 product candidates, but we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

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

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product candidates.*

While we have filed patent applications in many countries outside the United States, and have one issued patent in the EPO relating to our Contrave product candidate, we do not currently have any other patent protection for our Contrave, Empatic, OREX-003 or OREX-004 product candidates in any of these foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

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

Although we believe we and our licensors have conducted appropriate prior art searches relating to our key patents and patent applications, there is no assurance that all of the potentially relevant prior art has been found. Moreover, because the constituents of our combination product candidates have been on the market as separate monotherapeutic products for many years, it is possible that these monotherapies have previously been used off-label in such a manner that such prior usage would affect the validity of our method of use patents.

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

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.*

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates and/or proprietary technologies may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product candidates or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

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

We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and our Contrave Titration Packs, Empatic Titration Packs and bottles used to package these tablets from third-party manufacturers. Similarly, it is likely that we will be obtaining the components of our OREX-003 and OREX-004 product candidates from third parties as well. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. For example, we are developing our own formulation of bupropion SR that we believe will not infringe third-party patent rights. However, if we do not successfully complete the development of our own formulation, we could be exposed to potential patent infringement liability from third parties who hold patents on various formulations of bupropion. In addition, even if we successfully complete the development of our own formulation, we could still be exposed to potential patent infringement liability from third parties who hold patents on various formulations of bupropion.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received federal trademark registration no. 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have a foreign trademark application pending in Canada for the same mark and have obtained trademark registrations in Europe and Japan for the same mark. In addition, we have received federal trademark registration no. 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the central nervous system, and providing medical information in the field of disorders of the central nervous system. We have a foreign trademark application pending in Canada for the same mark and have obtained trademark registrations in Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan and have a pending trademark application for the same mark in Canada. We have received federal trademark registration no. 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. We have received a Notice of Allowance from the PTO for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2008, we had an accumulated deficit of $130.1 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering, or IPO, through May 1, 2008, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During this approximately one-year period, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $9.64 to a high sale price of $19.15. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

As of April 30, 2008, our executive officers and directors and their affiliates will together control approximately 44.3% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

None.

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

As of March 31, 2008, we had used approximately $21.8 million of the net proceeds from the offering, of which approximately $20.7 million was used to fund clinical trials for our two product candidates, Contrave ® and Empatic™, and other operating activities, and approximately $1.0 million was used to repay our long-term debt. We have invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund ongoing research and development activities. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations.

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

OREXIGEN THERAPEUTICS, INC.

Date: May 9, 2008	By:	/s/ GARY D. TOLLEFSON
Gary D. Tollefson, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Graham K. Cooper
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