Form 10-Q
period 2008-06-30
Orexigen Therapeutics, Inc.
filed 2008-08-08
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

☐  Yes    ☒  No

As of August 5, 2008, the registrant had 34,322,161 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3
Unaudited Statements of Operations for the three and six months ended June 30, 2008 and June 30, 2007 and the period from September 12, 2002 (Inception) to June 30, 2008	4
Unaudited Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 and the period from September 12, 2002 (Inception) to June 30, 2008	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	46
Item 6. Exhibits	47

SIGNATURES	48

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,266	$28,967
Investment securities, available-for-sale	88,373	56,487
Prepaid expenses and other current assets	1,563	2,471

Total current assets	125,202	87,925
Property and equipment, net	2,269	924
Restricted cash	1,125	1,125
Other assets	941	1,346

Total assets	$129,537	$91,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,878	$8,454
Deferred revenue, current portion	88	88
Long-term debt, current portion	6,239	4,735

Total current liabilities	23,205	13,277
Deferred revenue, less current portion	1,103	1,147
Long-term debt, less current portion	7,644	11,072
Other long-term liabilities	1,204	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 34,315,036 and 26,982,601 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	34	27
Additional paid-in capital	249,500	171,571
Accumulated other comprehensive income	109	220
Deficit accumulated during the development stage	(153,262)	(106,935)

Total stockholders’ equity	96,381	64,883

Total liabilities and stockholders’ equity	$129,537	$91,320

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2008
	2008	2007	2008	2007
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	22	44	44	309

Total revenues	22	22	44	44	483
Operating expenses:
Research and development	19,585	10,149	40,272	20,277	130,129
General and administrative	4,092	2,347	7,411	4,708	29,582

Total operating expenses	23,677	12,496	47,683	24,985	159,711

Loss from operations	(23,655)	(12,474)	(47,639)	(24,941)	(159,228)
Other income (expense):
Interest income	939	1,121	2,138	1,478	7,702
Interest expense	(397)	(277)	(826)	(336)	(1,736)

Total other income (expense)	542	844	1,312	1,142	5,966

Net loss	(23,113)	(11,630)	(46,327)	(23,799)	(153,262)
Accretion to redemption value of redeemable convertible preferred stock	—	(3)	—	(11)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(23,113)	$(11,633)	$(46,327)	$(23,810)	$(167,200)

Net loss per share attributable to common stockholders - basic and diluted	$(0.67)	$(0.63)	$(1.40)	$(2.28)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	34,311	18,518	33,126	10,462

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period From September 12, 2002 (Inception) to June 30, 2008
	2008	2007
Operating activities
Net loss	$(46,327)	$(23,799)	$(153,262)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	183	60	378
Loss on disposal of assets	—	—	4
Amortization of premium on securities available-for-sale	(1,229)	(908)	(3,597)
Amortization of debt issuance costs	117	96	328
Stock-based compensation	3,014	1,905	10,813
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	908	(447)	(1,563)
Accounts payable and accrued expenses	8,424	(876)	16,933
Other assets	181	93	(143)
Deferred rent	263	4	304
Deferred revenue	(44)	(44)	1,191

Net cash used by operating activities	(34,510)	(23,916)	(128,567)
Investing activities
Purchases of securities available-for-sale	(93,929)	(79,057)	(284,878)
Maturities of securities available-for-sale	63,161	15,250	200,212
Purchases of property and equipment	(1,528)	(12)	(2,651)
Restricted cash	—	30	(1,125)

Net cash used by investing activities	(32,296)	(63,789)	(88,442)
Financing activities
Proceeds from issuance of common stock, net of repurchases	74,922	87,891	162,904
Proceeds from borrowings on long-term debt	—	10,000	18,000
Payments on borrowings on long-term debt	(1,924)	(556)	(4,117)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)
Costs paid in connection with public offering	107	623	—

Net cash provided by financing activities	73,105	97,958	252,275

Net increase in cash and cash equivalents	6,299	10,253	35,266
Cash and cash equivalents at beginning of period	28,967	19,425	—

Cash and cash equivalents at end of period	$35,266	$29,678	$35,266

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of June 30, 2008, had an accumulated deficit of $153.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(23,113)	$(11,633)	$(46,327)	$(23,810)

Denominator:
Weighted average shares of common stock outstanding	34,311	18,560	33,126	10,524
Weighted average unvested shares of common stock subject to repurchase	—	(42)	—	(62)

Denominator for basic and diluted net loss per share attributable to common stockholders	34,311	18,518	33,126	10,462

Basic and diluted net loss per share attributable to common stockholders	$(0.67)	$(0.63)	$(1.40)	$(2.28)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Convertible preferred stock, as converted	—	5,608	—	11,005
Common stock options	3,393	2,482	3,393	2,482
Common shares subject to repurchase	—	27	—	27

	3,393	8,117	3,393	13,514

Upon closing of the initial public offering of 7,000,000 shares of the Company’s common stock in May 2007, all shares of the Company’s outstanding preferred stock were converted into an aggregate of 16,462,231 shares of common stock.

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2008 and December 31, 2007 (in thousands):

June 30, 2008			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$59,441	$103	$—	$59,544
U.S. government agency securities	Less than 1	27,214	—	(8)	27,206
Asset-backed securities	2-3	5,359	14	—	5,373

		92,014	117	(8)	92,123
Less: cash equivalents		(3,750)	—	—	(3,750)

Amounts classified as investments		$88,264	$117	$(8)	$88,373

December 31, 2007			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$49,194	$218	$(2)	$49,410
Asset-backed securities	2-3	7,073	4	—	7,077

Total investment securities		$56,267	$222	$(2)	$56,487

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$30,933	$30,933	$—	$—
Commercial paper	59,544	—	59,544	—
U.S. government agency securities	27,206	—	27,206	—
Asset-backed securities, collateralized by credit card obligations	5,373	—	5,373	—

Total financial instruments owned	$123,056	$30,933	$92,123	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2008	December 31, 2007
Furniture and fixtures	5	$1,086	$311
Computer equipment and software	3 to 5	441	111
Leasehold improvements	5	465	42
Laboratory equipment	5	648	648

		2,640	1,112
Less accumulated depreciation and amortization		(371)	(188)

		$2,269	$924

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts payable	$7,372	$4,114
Accrued preclinical and clinical trial expenses	7,297	2,079
Accrued compensation related expenses	1,360	1,760
Accrued legal and professional expenses	332	87
Other accrued liabilities	517	414

	$16,878	$8,454

8. Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2008
	2008	2007	2008	2007
Net loss, as reported	$(23,113)	$(11,630)	$(46,327)	$(23,799)	$(153,262)
Unrealized gains (losses) on marketable securities	(434)	85	(111)	(31)	109

Comprehensive loss	$(23,547)	$(11,545)	$(46,438)	$(23,830)	$(153,153)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2008 and 2007 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2008
	2008	2007	2008	2007
General and administrative	$969	$598	$1,848	$1,185	$7,111
Research and development	601	376	1,166	720	3,702

	$1,570	$974	$3,014	$1,905	$10,813

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	6.3	6.2	6.3	6.2
Expected volatility	55.0%	70.0%	55.0%	70.0%
Risk-free interest rate	3.3%	5.0%	3.1%	5.0%
Expected dividend yield	—	—	—	—

10. Common Stock

In January 2008, the Company completed a public offering of 7,000,000 shares of its common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering were approximately $71.5 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts, of approximately $3.4 million.

11. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital, which as amended, provides for potential borrowing until December 31, 2008 of up to $25.0 million. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 9.2% on amounts outstanding at June 30, 2008). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of June 30, 2008, $18.0 million has been drawn under this agreement, of which $13.9 million is outstanding.

At June 30, 2008, future minimum principal payments under the credit and security agreement are as follows (in thousands):

Due in:
2008	$2,799
2009	6,017
2010	4,061
2011	1,006

13,883
Less: current portion	(6,239)

$7,644

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

For the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and 2007, and for the period September 12, 2002 (inception) to June 30, 2008, the Company recognized revenues under this agreement of $22,000, $22,000, $44,000, $44,000, and $309,000, respectively. At June 30, 2008 and December 31, 2007, deferred revenue under this agreement totaled $1,191,000 and $1,235,000, respectively.

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of central nervous system, or CNS, disorders, including obesity. Our lead product candidates targeted for obesity are Contrave ®, which is in Phase III clinical trials, and Empatic TM, which is in the later stages of Phase II clinical development. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic CNS activity. We seek to combine chemical entities that, individually, have already received regulatory approval and have been commercialized previously, into new product candidates that we believe address unmet medical needs and are patentable. We are testing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for any product candidate. In addition, we plan to continue to screen drugs for synergistic CNS activity and, based on the results, we may advance other potential combination product candidates into clinical trials.

In addition, we have begun developing two additional product candidates: OREX-003 for the mitigation of weight gain associated with antipsychotic therapy and OREX-004 for the treatment of obsessive-compulsive disorder.

We are a development stage company. We have incurred significant net losses since our inception. As of June 30, 2008, we had an accumulated deficit of $153.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In January 2008, we completed a public offering of 7,000,000 shares of common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering were approximately $71.5 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of our common stock, from which we received cash proceeds, net of underwriting discounts, of approximately $3.4 million.

Revenues

We have generated approximately $483,000 in revenue from inception through June 30, 2008, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2008 and 2007. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Costs of external service providers:
Obesity	$16,796	$9,118	$35,475	$18,157
Non-Obesity	579	13	866	24
Other	150	120	238	417

Subtotal	17,525	9,251	36,579	18,598
Internal costs	1,459	522	2,527	959
Stock-based compensation	601	376	1,166	720

Total research and development expenses	$19,585	$10,149	$40,272	$20,277

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

We expect our development expenses to grow over the next few years as we continue the advancement of our product development programs. In the second quarter of 2007, we initiated our first two Phase III clinical trials for Contrave and in the fourth quarter of 2007, we initiated our last two Phase III clinical trials for Contrave. In July 2008, we initiated a Phase IIb clinical trial for Empatic. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.

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

There were no significant changes during the quarter ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as follows:

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. At June 30, 2008, our Level 1-classified investments totaled $30.9 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify our holdings in commercial paper, U. S. government agency securities and asset-backed securities as Level 2 assets. At June 30, 2008, our Level 2-classified investments totaled $92.1 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At June 30, 2008, we did not hold any Level 3-classified investments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Results of Operations

Comparison of three months ended June 30, 2008 to three months ended June 30, 2007

Revenues. Revenues for each of the three month periods ended June 30, 2008 and June 30, 2007 were $22,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses increased to $19.6 million for the three months ended June 30, 2008 from $10.1 million for the comparable period during 2007. This increase of approximately $9.4 million was due primarily to an increase in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling approximately $8.2 million. The increase in research and development expenses was also partly attributable to an increase in salaries and personnel related costs totaling approximately $890,000.

General and Administrative Expenses. General and administrative expenses increased to $4.1 million for the three months ended June 30, 2008 from $2.3 million for the comparable period during 2007. This increase of approximately $1.7 million was due primarily to an increase in facilities expenses of $405,000, an increase in stock-based compensation costs of $371,000 and an increase in costs related to sales and marketing activities of $296,000. The increase in general and administrative expenses was also partly attributable to an increase in salaries and personnel related costs of approximately $237,000.

Interest Income. Interest income decreased to $939,000 for the three months ended June 30, 2008 from $1.1 million for the comparable period during 2007. This decrease of approximately $200,000 was due to lower interest rates partially offset by an increase in average cash and investment balances.

Interest Expense. Interest expense increased to $397,000 for the three months ended June 30, 2008 from $277,000 for the comparable period during 2007 due to an increase of the amounts borrowed under the credit and security agreement, of which $13.9 million is outstanding as of June 30, 2008.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

Revenues. Revenues for each of the six month periods ended June 30, 2008 and June 30, 2007 were $44,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses increased to $40.3 million for the six months ended June 30, 2008 from $20.3 million for the comparable period during 2007. This increase of $20.0 million was due primarily to an increase in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $18.1 million. The increase in research and development expenses was also partly attributable to an increase in salaries and personnel related costs totaling approximately $1.4 million.

General and Administrative Expenses. General and administrative expenses increased to $7.4 million for the six months ended June 30, 2008 from $4.7 million for the comparable period during 2007. This increase of $2.7 million was due primarily to an increase in stock-based compensation costs of approximately $663,000 and an increase in salaries and personnel related costs of approximately $526,000. The increase in general and administrative expenses was also partly attributable to an increase in facilities expenses of $451,000 and an increase in costs related to sales and marketing activities of $404,000.

Interest Income. Interest income increased to $2.1 million for the six months ended June 30, 2008 from $1.5 million for the comparable period during 2007. This increase of approximately $600,000 was due to higher average cash and investment balances partially offset by lower interest rates.

Interest Expense. Interest expense increased to $826,000 for the six months ended June 30, 2008 from $336,000 for the comparable period during 2007. This increase was primarily due to the amortization of debt issuance costs incurred in connection with the credit and security agreement with Merrill Lynch Capital and an increase in the amounts borrowed under this agreement.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2008, we received net proceeds of approximately $238.6 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million; and

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million.

As of June 30, 2008, we had $35.3 million in cash and cash equivalents and an additional $88.4 million in investment securities, available-for-sale. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated and in corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $34.5 million and $23.9 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used by investing activities was $32.3 million and $63.8 million for the six months ended June 30, 2008 and 2007, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $73.1 million and $98.0 million for the six months ended June 30, 2008 and 2007, respectively. The net cash provided for the six months ended June 30, 2008 is primarily as a result of the public sale of common stock in January and February 2008 for aggregate net proceeds of $74.9 million. The net cash provided for the six months ended June 30, 2007 is primarily the result of the sale of common stock in our initial public offering in May 2007 for aggregate net proceeds of $87.9 million and a $10.0 million draw against the credit and security agreement, as amended, with Merrill Lynch Capital in March 2007.

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

In March 2007, we drew down $10.0 million under the credit and security agreement, and in December 2007, we drew down $8.0 million. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at June 30, 2008 bear interest at an average rate of 9.2%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Our cash and cash equivalents as of June 30, 2008 consisted primarily of money market funds, corporate debt obligations and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Risks Related to Our Business and Industry

We are largely dependent on the success of our two obesity product candidates in clinical development: Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic TM (zonisamide /bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in clinical development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Contrave is currently being evaluated in Phase III clinical trials for the treatment of obesity and will require the successful completion of at least two pivotal clinical trials before we are able to submit an NDA with respect to Contrave to the FDA for potential approval. Empatic is in the later stages of Phase II development and, following its Phase II clinical trials, also will need to successfully complete two or more pivotal trials prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Any failure to obtain regulatory approval of Contrave or Empatic would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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

With respect to Empatic, in July 2008, we initiated an additional Phase IIb clinical trial to establish that the combination is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. We have not yet commenced any Phase III clinical trials for this product candidate.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of any approved label.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, in each trial evaluating Contrave, some patients experienced nausea. We have developed new formulations and techniques in an effort to reduce the frequency and magnitude of this side effect; however, we are only in the early stages of blinded testing of these methods in four current Phase III clinical trials. Other less common side effects reported in our Contrave trials were dizziness, insomnia and headaches. The most common side effects reported in our first Phase IIb trial of Empatic were headache, nausea, insomnia, anxiety and dry mouth. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in its current product label. If our product candidates are approved by the FDA we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA recently reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate (in particular, depression, suicidality and seizures) and the potential for long-term use of the product by patients.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case, a cardiac birth abnormality was corrected surgically. The fourth case has been reported by the investigator as a serious adverse event and possibly related to Empatic. This case is a complicated one with a number of plausible, alternative etiologies.

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, after we had established the design of our first Phase III clinical trial for Contrave. In addition, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, known as rimonabant, and determined not to recommend its approval to the FDA. In connection with its review of rimonabant, the committee discussed various aspects of the rimonabant development program, and these discussions provided further insight on the FDA’s view of what is and is not acceptable in connection with a clinical trial protocol for obesity product candidates. While we believe the designs of our ongoing and planned pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance and the advisory committee’s discussions, we cannot guarantee that the FDA will ultimately deem the design or execution of one or more of our clinical trials to be sufficient to support regulatory approval, and that we will not be required to modify our ongoing clinical trials or to conduct additional clinical trials in order to obtain approval. Amendments in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

We rely primarily on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We currently rely primarily on Metropolitan Research Associates, or MRA, a CRO, to conduct our clinical trials for Contrave and Empatic, and we may depend on other CROs and independent clinical investigators to conduct our clinical trials in the future. We utilize the services of inVentiv Clinical Solutions LLC to conduct our data management. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If MRA, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If these third parties are unable to coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data may be delayed or compromised. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs also contract to provide services for our competitors, it could adversely affect our business.

We expect intense competition in the obesity marketplace for Contrave and Empatic, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Roche Laboratories Inc., and Meridia® (sibutramine), marketed by Abbott Laboratories. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Both orlistat and sibutramine are marketed by pharmaceutical companies with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for, our product candidates.

Currently there are a number of products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Merck & Co., Inc., Nastech Pharmaceutical Co., Inc., Neurosearch A/S, Pfizer Inc., Sanofi-Aventis, and Vivus, Inc., among others. Based on reports from these companies, it appears that some of these product candidates are entering into later stage clinical trials.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of August 1, 2008, we had 37 full-time employees and two part-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•

manage our clinical trials effectively, including our ongoing Phase III clinical trials for Contrave and Phase IIb clinical trial for Empatic, which are being conducted at numerous clinical trial sites;

•	manage the manufacturing and development of Contrave and Empatic;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems; and procedures; and

•	attract and retain the breadth and depth of sufficient numbers of talented employees.

We rely on a substantial number of consultants, outsourcing many key functions of our business, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Risks Related to Intellectual Property

Our market opportunity for Contrave and Empatic may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of all of our product candidates, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante and which we collectively refer to as the Dante patents. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent number 5,817,665 is expected to expire in March 2013. The Dante patents do not protect our Contrave product candidate outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion and fluoxetine), and thus provide coverage for both our Contrave and OREX-004 (naltrexone SR/fluoxetine) product candidates.

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025. We own the Weber/Cowley composition patent and related continuation and divisional patent applications, which we refer to as the Weber/Cowley patent applications. The Weber/Cowley composition patent and the Weber/Cowley patent applications are the subject of an agreement with Oregon Health & Science University, or OHSU. The claims in the Weber/Cowley composition patent are directed to the current composition of our Contrave product candidate. The currently pending claims in the Weber/Cowley patent applications are directed to related compositions and methods for using them to effect weight loss. The Weber/Cowley patent applications have not yet issued and we cannot provide assurance that they will issue on a timely basis or at all. We have filed a number of international counterparts to the Weber/Cowley patent applications in foreign countries and also cannot provide assurance that they will issue on a timely basis or at all.

Two of the pending Weber/Cowley patent applications, one with claims directed to methods of treatment for weight loss and the other with claims directed to compositions and methods of treatment for weight loss, have received interim rejections from the PTO on the basis that the claimed compositions and methods were disclosed in the prior art. Although we believe that we have sufficient arguments, and are working with the PTO to amend the applications in such a way as to overcome these interim rejections of claims, there can be no assurance that these rejections and any future rejections will ultimately be overcome or that any claims that may issue will be sufficiently broad to protect our Contrave product candidate in the United States. In addition, we cannot be certain that the scope of any issued U.S. or foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified.

A European counterpart application to the Weber/Cowley patent applications covering compositions and uses of bupropion and naltrexone for effecting weight loss has issued in the European Patent Office, or EPO, and has been registered in a number of EPO countries. However, there is no assurance that the claims in this patent will be sufficiently broad to protect Contrave in the EPO countries, that it will not be successfully opposed or otherwise challenged by a third party.

We have filed patent applications in the United States and certain foreign countries and under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. These filings seek to protect the formulations and use of SR oral naltrexone, an ingredient in our Contrave and OREX-004 product candidates, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all. If a competitor is willing to challenge the scope or validity of the Dante patents and/or the Weber/Cowley composition patent, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval. If issued, the Weber/Cowley patent applications and other patent filings have the potential to provide additional protection for Contrave following the expiration of the Dante patents.

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent. We in-license this patent on an exclusive basis from Duke University, or Duke, together with several related patent applications. This patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, this U.S. patent is expected to expire in May 2023. Duke has received a Notice of Allowance from the PTO and has paid the issue fee for a continuation patent application, which is related to the Gadde patent and also exclusively licensed to us, that covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. If a patent ultimately issues from this allowed continuation application, it will provide additional coverage for methods of using Empatic to treat obesity, until the expected patent expiration in 2023. In addition, Duke has filed international counterparts to the Gadde patent that are currently pending, and the Gadde counterpart in Mexico has issued as a Mexican patent; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in our Empatic and OREX-003 product candidates, but we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

We and Duke have filed patent applications in the United States and certain foreign countries with claims directed to compositions and methods for the prevention of drug associated weight gain, with the goal of protecting our Empatic and OREX-003 product candidates and methods of using them. In the United States, we received a Notice of Allowance from the PTO for a patent application that covers an oral dosage form of our OREX-003 product candidate and methods of using it to treat drug associated weight gain. If a patent ultimately issues from this allowed application, and provided maintenance fees are paid, it will provide coverage for this product candidate and methods until the expected patent expiration in 2025. However, there is no assurance that the claims in this application will issue in their currently pending form or at all. Likewise, we cannot provide assurance that the claims in the corresponding foreign patent applications will issue in their currently pending form or at all.

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

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product candidates.*

While we have filed patent applications in many countries outside the United States, and have one issued patent in the EPO countries relating to our Contrave product candidate and exclusive rights to an issued Mexican patent (owned by Duke) that is a Mexican counterpart to the Gadde patent, we do not currently have any other patent protection for our Contrave, Empatic, OREX-003 or OREX-004 product candidates in any of these foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees on the Gadde patent covering Empatic and the Weber/Cowley composition patent covering Contrave are due to be paid to the PTO in several stages over the lifetimes of the patents. Future maintenance fees will also need to be paid on the Dante patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2008, we had an accumulated deficit of $153.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash and cash equivalents, which includes the net proceeds from our public offering completed in January 2008, will be sufficient to fund the completion of our Phase III clinical trials for Contrave, the completion of our second Phase IIb clinical trial for Empatic and the initiation of our Phase II proof-of-concept clinical trials for OREX-003 and OREX-004. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to public company compliance initiatives.*

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, Inc., have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the commencement of trading in connection with our initial public offering, or IPO, through August 1, 2008, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During this approximately fifteen month period, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $6.89 to a high sale price of $19.15. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	the results from our clinical trials, including our current Phase III clinical trials for Contrave and our Phase IIb clinical trial for Empatic;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

The realization of any of the risks described in these “Risk Factors” could also have a dramatic and material adverse impact on the market price of our common stock.

Future sales of our common stock may depress our stock price.*

Persons who were our stockholders prior to the sale of shares in our IPO continue to hold a substantial number of shares of our common stock that they may be able to sell in the public market, subject to the limitations of Rule 144 of the Securities Act of 1933, as amended. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. For example, certain of our executive officers have established selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting specified sales of our common stock over a specified period of time. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2008, our executive officers and directors and their affiliates together control approximately 44.4% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

As of June 30, 2008, we had used approximately $39.2 million of the net proceeds from the offering, of which approximately $37.2 million was used to fund clinical trials for our two product candidates, Contrave ® and Empatic™, and other operating activities, and approximately $1.9 million was used to repay our long-term debt. We have invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund ongoing research and development activities. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 10, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, cast against or withheld, the number of abstentions and the number of broker non-votes with respect to each such matter as applicable:

1.	To elect the following two directors to hold office until the 2011 annual meeting of stockholders, or until their successors are duly elected and qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Eckard Weber, M.D.	27,320,952	135,441
Gary D. Tollefson, M.D., Ph.D.	27,250,633	205,760

2.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
27,321,286	133,606	1,500	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 8, 2008	By:	/s/ Gary D. Tollefson
Gary D. Tollefson, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Graham K. Cooper
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