Form 10-Q
period 2008-09-30
Orexigen Therapeutics, Inc.
filed 2008-11-07
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of November 3, 2008, the registrant had 34,423,322 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3
Unaudited Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007 and the period from September 12, 2002 (Inception) to September 30, 2008	4
Unaudited Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 and the period from September 12, 2002 (Inception) to September 30, 2008	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	46
Item 6. Exhibits	47

SIGNATURES	48

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,533	$28,967
Investment securities, available-for-sale	47,561	56,487
Prepaid expenses and other current assets	1,244	2,471

Total current assets	101,338	87,925
Property and equipment, net	2,138	924
Restricted cash	1,125	1,125
Other assets	831	1,346

Total assets	$105,432	$91,320

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,919	$8,454
Deferred revenue, current portion	88	88
Long-term debt, current portion	6,404	4,735

Total current liabilities	23,411	13,277
Deferred revenue, less current portion	1,080	1,147
Long-term debt, less current portion	6,095	11,072
Other long-term liabilities	1,430	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 34,423,322 and 26,982,601 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	34	27
Additional paid-in capital	251,375	171,571
Accumulated other comprehensive income	56	220
Deficit accumulated during the development stage	(178,049)	(106,935)

Total stockholders’ equity	73,416	64,883

Total liabilities and stockholders’ equity	$105,432	$91,320

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to
	2008	2007	2008	2007	September 30, 2008
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	22	66	66	331

Total revenues	22	22	66	66	505
Operating expenses:
Research and development	21,463	12,938	61,735	33,215	151,592
General and administrative	3,638	2,694	11,049	7,402	33,220

Total operating expenses	25,101	15,632	72,784	40,617	184,812

Loss from operations	(25,079)	(15,610)	(72,718)	(40,551)	(184,307)
Other income (expense):
Interest income	662	1,322	2,800	2,800	8,364
Interest expense	(370)	(260)	(1,196)	(596)	(2,106)

Total other income (expense)	292	1,062	1,604	2,204	6,258

Net loss	(24,787)	(14,548)	(71,114)	(38,347)	(178,049)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(11)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(24,787)	$(14,548)	$(71,114)	$(38,358)	$(191,987)

Net loss per share attributable to common stockholders - basic and diluted	$(0.72)	$(0.54)	$(2.12)	$(2.40)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	34,355	26,905	33,539	16,003

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Period From September 12, 2002 (Inception) to
	2008	2007	September 30, 2008
Operating activities
Net loss	$(71,114)	$(38,347)	$(178,049)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	312	91	507
Loss on disposal of assets	—	—	4
Amortization of premium on securities available-for-sale	(1,407)	(1,824)	(3,775)
Amortization of debt issuance costs	183	145	394
Stock-based compensation	4,715	2,990	12,514
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,294	(583)	(1,177)
Accounts payable and accrued expenses	8,465	2,540	16,974
Other assets	225	109	(99)
Deferred rent	489	6	530
Deferred revenue	(66)	(66)	1,169

Net cash used by operating activities	(56,904)	(34,939)	(150,961)
Investing activities
Purchases of securities available-for-sale	(109,526)	(98,642)	(300,475)
Maturities of securities available-for-sale	119,694	51,250	256,745
Purchases of property and equipment	(1,592)	(458)	(2,715)
Restricted cash	—	30	(1,125)

Net cash provided by (used in) investing activities	8,576	(47,820)	(47,570)
Financing activities
Proceeds from issuance of common stock, net of repurchases	75,095	87,891	163,077
Proceeds from borrowings on long-term debt	—	10,000	18,000
Payments on borrowings on long-term debt	(3,308)	(1,389)	(5,501)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)
Costs paid in connection with public offering	107	623	—

Net cash provided by financing activities	71,894	97,125	251,064

Net increase in cash and cash equivalents	23,566	14,366	52,533
Cash and cash equivalents at beginning of period	28,967	19,425	—

Cash and cash equivalents at end of period	$52,533	$33,791	$52,533

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical products for the treatment of obesity and other central nervous system-related disorders. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of September 30, 2008, had an accumulated deficit of $178.0 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The balance sheet as of December 31, 2007 has been derived from the audited financial statements as of December 31, 2007 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition

The Company has entered into an agreement with Cypress Bioscience, Inc. (“Cypress”) which contains multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, nonrefundable upfront fees are recognized over the period the related services are provided or over the period the Company has significant involvement. Revenue from milestones is recognized as agreed upon scientific events are achieved, as long as the event is substantial and was not readily assured at the beginning of the collaboration.

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

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(24,787)	$(14,548)	$(71,114)	$(38,358)

Denominator:
Weighted average shares of common stock outstanding	34,355	26,910	33,539	16,046
Weighted average unvested shares of common stock subject to repurchase	–	(5)	–	(43)

Denominator for basic and diluted net loss per share attributable to common stockholders	34,355	26,905	33,539	16,003

Basic and diluted net loss per share attributable to common stockholders	$(0.72)	$(0.54)	$(2.12)	$(2.40)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Convertible preferred stock, as converted	–	–	–	–
Common stock options	4,463	2,554	4,463	2,554
Common shares subject to repurchase	–	–	–	–

	4,463	2,554	4,463	2,554

Upon closing of the initial public offering of 7,000,000 shares of the Company’s common stock in May 2007, all shares of the Company’s outstanding preferred stock were converted into an aggregate of 16,462,231 shares of common stock.

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with strong credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2008 and December 31, 2007 (in thousands):

September 30, 2008			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$24,586	$85	$—	$24,671
U.S. government agency securities	Less than 1	22,919	—	(29)	22,890

Amounts classified as investments		$47,505	$85	$(29)	$47,561

December 31, 2007			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$49,194	$218	$(2)	$49,410
Asset-backed securities	2-3	7,073	4	—	7,077

Amounts classified as investments		$56,267	$222	$(2)	$56,487

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$52,049	$52,049	$—	$—
Commercial paper	24,671	—	24,671	—
U.S. government agency securities	22,890	—	22,890	—

Total financial instruments owned	$99,610	$52,049	$47,561	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life	September 30,	December 31,
	In Years	2008	2007
Furniture and fixtures	5	$1,102	$311
Computer equipment and software	3 to 5	488	111
Leasehold improvements	5	465	42
Laboratory equipment	5	522	648

		2,577	1,112
Less accumulated depreciation and amortization		(439)	(188)

		$2,138	$924

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accounts payable	$5,465	$4,114
Accrued preclinical and clinical trial expenses	8,767	2,079
Accrued compensation related expenses	2,017	1,760
Accrued legal and professional expenses	232	87
Other accrued liabilities	438	414

	$16,919	$8,454

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to
	2008	2007	2008	2007	September 30, 2008
Net loss, as reported	$(24,787)	$(14,548)	$(71,114)	$(38,347)	$(178,049)
Unrealized gains (losses) on marketable securities	(53)	10	(164)	90	56

Comprehensive loss	$(24,840)	$(14,538)	$(71,278)	$(38,257)	$(177,993)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2008 and 2007 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to
	2008	2007	2008	2007	September 30, 2008
General and administrative	$1,068	$686	$2,916	$1,871	$8,179
Research and development	633	398	1,799	1,119	4,335

	$1,701	$1,084	$4,715	$2,990	$12,514

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (in years)	6.1	6.2	6.1	6.2
Expected volatility	55.0%	70.0%	55.0%	70.0%
Risk-free interest rate	3.3%	4.8%	3.2%	4.9%
Expected dividend yield	—	—	—	—

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

11. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital, which as amended, provides for potential borrowing until December 31, 2008 of up to $25.0 million. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 9.2% on amounts outstanding at September 30, 2008). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Capital has acquired a portfolio of loans from Merrill Lynch Capital. The credit and security agreement, as amended, was subsequently assigned to GE Capital. As of September 30, 2008, $18.0 million has been drawn under this agreement, of which $12.5 million is outstanding.

At September 30, 2008, future minimum principal payments under the credit and security agreement, as amended, with Merrill Lynch Capital are as follows (in thousands):

Due in:
2008	$1,427
2009	6,026
2010	4,046
2011	1,000

12,499
Less: current portion	(6,404)

$6,095

Technology and License Agreement

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke University (“Duke”) to Cypress for specified uses. As consideration for this license, Cypress paid the Company nonrefundable upfront fees of $1,500,000. The term of the license agreement generally extends until the licensed patent expires, which is expected to occur in 2023. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1,500,000 is being recognized over 17 years, the estimated term of the agreement. In addition, Cypress is obligated to pay the Company a royalty on net sales of any products covered by the sublicensed technology. Cypress may also be required to make future milestone payments to the Company of up to $57.0 million upon its achievement of various regulatory milestones. In June 2006, Cypress announced that the results of a completed Phase IIa trial did not support continuing its development program for obstructive sleep apnea, one of the specified uses under the agreement. Therefore, the Company’s receipt of $20.0 million of milestone payments related to sleep apnea appears unlikely.

For the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and 2007, and for the period September 12, 2002 (inception) to September 30, 2008, the Company recognized revenues under this agreement of $22,000, $22,000, $66,000, $66,000, and $331,000, respectively. At September 30, 2008 and December 31, 2007, deferred revenue under this agreement totaled $1,169,000 and $1,235,000, respectively.

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity and other central nervous system, or CNS, related disorders. Our lead product candidates targeted for obesity are Contrave ®, which is in Phase III clinical trials, and Empatic TM, which is in the later stages of Phase II clinical development. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic CNS activity. We seek to combine chemical entities that, individually, have already received regulatory approval and have been commercialized previously, into new product candidates that we believe address unmet medical needs and are patentable. We are testing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for any product candidate. In addition, we plan to continue to screen drugs for synergistic CNS activity and, based on the results, we may advance other potential combination product candidates into clinical trials.

In addition, we have begun developing two additional product candidates: OREX-003 for the mitigation of weight gain associated with antipsychotic therapy and OREX-004 for the treatment of obsessive-compulsive disorder.

We are a development stage company. We have incurred significant net losses since our inception. As of September 30, 2008, we had an accumulated deficit of $178.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

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

Revenues

We have generated approximately $505,000 in revenue from inception through September 30, 2008, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2008 and 2007. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Costs of external service providers:
Obesity	$17,315	$11,361	$52,217	$29,519
Non-Obesity	1,775	249	3,214	272
Other	83	97	321	514

Subtotal	19,173	11,707	55,752	30,305
Internal costs	1,657	833	4,184	1,791
Stock-based compensation	633	398	1,799	1,119

Total research and development expenses	$21,463	$12,938	$61,735	$33,215

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

We expect our development expenses to grow over the next few years as we continue the advancement of our product development programs. In the second quarter of 2007, we initiated our first two Phase III clinical trials for Contrave and in the fourth quarter of 2007, we initiated our last two Phase III clinical trials for Contrave. In July 2008, we initiated a Phase IIb clinical trial for Empatic. In October 2008, we initiated our Phase II proof-of-concept trial for OREX-003 and our Phase II proof-of-concept trial for OREX-004. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2010, if at all.

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

Income Taxes

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $91.0 million and $92.4 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2022 for federal purposes and 2012 for state purposes. As of December 31, 2007, we had federal and state research and development tax credit carryforwards of approximately $5.3 million and $4.1 million, respectively. The federal tax credits will begin expiring in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize its net operating loss and tax credit carryovers. Such limitations will result in approximately $900,000 of tax benefits related to net operating loss and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate as long as we have a full valuation allowance on our deferred tax assets.

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

There were no significant changes during the quarter ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as follows:

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. At September 30, 2008, our Level 1-classified investments totaled $52.0 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify our holdings in commercial paper, U.S. government agency securities and asset-backed securities as Level 2 assets. At September 30, 2008, our Level 2-classified investments totaled $47.6 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At September 30, 2008, we did not hold any Level 3-classified investments.

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

Results of Operations

Comparison of three months ended September 30, 2008 to three months ended September 30, 2007

Revenues. Revenues for each of the three month periods ended September 30, 2008 and September 30, 2007 were $22,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses increased to $21.5 million for the three months ended September 30, 2008 from $12.9 million for the comparable period during 2007. This increase of approximately $8.6 million was due primarily to an increase in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling approximately $7.5 million. The increase in research and development expenses was also partly attributable to an increase in salaries and personnel related costs totaling approximately $782,000.

General and Administrative Expenses. General and administrative expenses increased to $3.6 million for the three months ended September 30, 2008 from $2.7 million for the comparable period during 2007. This increase of $944,000 was due primarily to an increase in stock-based compensation expense of $382,000, an increase in facilities expenses of $235,000 and an increase in costs related to consulting activities of $180,000.

Interest Income. Interest income decreased to $662,000 for the three months ended September 30, 2008 from $1.3 million for the comparable period during 2007. This decrease of approximately $660,000 was due to lower interest rates partially offset by an increase in average cash and investment balances.

Interest Expense. Interest expense increased to $370,000 for the three months ended September 30, 2008 from $260,000 for the comparable period during 2007 due to an increase of the amounts borrowed under the credit and security agreement, as amended, with Merrill Lynch Capital, of which $12.5 million is outstanding as of September 30, 2008.

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

Revenues. Revenues for each of the nine month periods ended September 30, 2008 and September 30, 2007 were $66,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses increased to $61.7 million for the nine months ended September 30, 2008 from $33.2 million for the comparable period during 2007. This increase of $28.5 million was due primarily to an increase in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $25.6 million. The increase in research and development expenses was also partly attributable to an increase in salaries and personnel related costs totaling approximately $2.2 million.

General and Administrative Expenses. General and administrative expenses increased to $11.0 million for the nine months ended September 30, 2008 from $7.4 million for the comparable period during 2007. This increase of $3.6 million was due primarily to an increase in stock-based compensation expense of approximately $1.0 million and an increase in salaries and personnel related costs of approximately $692,000. The increase in general and administrative expenses was also partly attributable to an increase in facilities expenses of $611,000 and an increase of $308,000 for services related to the financial audit fees, Sarbanes-Oxley compliance audit fees and Nasdaq listing fees.

Interest Income. Interest income for the nine month periods ended September 30, 2008 and 2007 was $2.8 million.

Interest Expense. Interest expense increased to $1.2 million for the nine months ended September 30, 2008 from $596,000 for the comparable period during 2007. This increase was primarily due to an increase of the amounts borrowed under the credit and security agreement, as amended, with Merrill Lynch Capital, of which $12.5 million is outstanding as of September 30, 2008.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2008, we received net proceeds of approximately $238.6 million from the sale of shares of our preferred and common stock as follows:

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

As of September 30, 2008, we had $52.5 million in cash and cash equivalents and an additional $47.6 million in investment securities, available-for-sale. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated and in corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $56.9 million and $34.9 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $8.6 million for the nine months ended September 30, 2008 and net cash used in investing activities was $47.8 million for the comparable period in 2007. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $71.9 million and $97.1 million for the nine months ended September 30, 2008 and 2007, respectively. The net cash provided for the nine months ended September 30, 2008 is primarily as a result of the public sale of common stock in January and February 2008 for aggregate net proceeds of $74.9 million. The net cash provided for the nine months ended September 30, 2007 is primarily the result of the sale of common stock in our initial public offering in May 2007 for aggregate net proceeds of $87.9 million and a $10.0 million draw against the credit and security agreement, as amended, with Merrill Lynch Capital in March 2007.

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

In March 2007, we drew down $10.0 million under the credit and security agreement, and in December 2007, we drew down $8.0 million. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at September 30, 2008 bear interest at an average rate of 9.2%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $900,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents as of September 30, 2008 consisted primarily of money market funds, corporate debt obligations and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities are well diversified and do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

With respect to Contrave, we submitted to the FDA in October 2006 the 24 week results of our Phase II clinical trial, which we characterize as a Phase IIb trial because we believe the results from this clinical trial provide sufficient evidence of the superiority of the combination drug therapy to the individual monotherapies in the treatment of obesity. We received correspondence from the FDA in December 2006 in which the FDA agreed that our future pivotal studies for Contrave could be performed against placebo only. This understanding was confirmed in our end-of-Phase-II meeting with the FDA in October 2007. While the FDA has provided us with guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo, we may not be able to achieve these requirements or replicate the results observed in our earlier Phase II and IIb clinical trials. Furthermore, the FDA’s guidelines were set forth in correspondence and not in the form of a special protocol assessment and, therefore, may change in the future. However, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. We believe the design of our ongoing pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance, and we therefore have not revised, and do not intend to revise, the design of our trials in response to the guidance.

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

Our bioequivalence studies may fail to demonstrate acceptable comparability between formulations of Contrave used in our Phase III clinical trials and the formulation of Contrave we intend to launch commercially.*

Because different manufacturers and manufacturing methods have been used during the Contrave development program, we will likely need to demonstrate comparable bioavailability and bioequivalence between the formulations of Contrave used in our Phase III clinical trials and the commercial formulation of Contrave we intend to launch. If we are unable to demonstrate that the Contrave formulations used in our Phase III clinical trials are bioequivalent to the formulation we intend to launch commercially, then we may be required to repeat some or all of our Phase III clinical trials, or we may need to develop an alternative commercial formulation that is bioequivalent. As a result, our ability to obtain approval of Contrave, if any, may be delayed.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, in each trial evaluating Contrave, some patients experienced nausea. We have developed new formulations and techniques in an effort to reduce the frequency and magnitude of this side effect; however, we are currently in the stages of blinded testing of these methods in four current Phase III clinical trials and therefore cannot yet determine the success, if any, of these methods. Other less common side effects reported in our Contrave trials were dizziness, insomnia and headaches. The most common side effects reported in our first Phase IIb trial of Empatic were headache, nausea, insomnia, anxiety and dry mouth. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in its current product label. If our product candidates are approved by the FDA we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate (in particular, depression, suicidality and seizures) and the potential for long-term use of the product by patients.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. The fourth case has been reported by the investigator as a serious adverse event and possibly related to Empatic. This case is a complicated one with a number of plausible, alternative etiologies.

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

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.*

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. In addition, ongoing clinical trials may not be completed on schedule, or at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. For instance, the FDA issued draft guidance on developing products for weight management in February 2007, after we had established the design of our first Phase III clinical trial for Contrave. In addition, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, known as rimonabant, and determined not to recommend its approval to the FDA. In connection with its review of rimonabant, the committee discussed various aspects of the rimonabant development program, and these discussions provided further insight on the FDA’s view of what is and is not acceptable in connection with a clinical trial protocol for obesity product candidates. While we believe the designs of our ongoing pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance and the advisory committee’s discussions, we cannot guarantee that the FDA will ultimately deem the design or execution of one or more of our clinical trials to be sufficient to support regulatory approval, and that we will not be required to modify our ongoing clinical trials or to conduct additional clinical trials in order to obtain approval. Amendments in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.*

Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for our Contrave and Empatic product candidates are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication.

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

We rely primarily on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We currently rely primarily on Metropolitan Research Associates, or MRA, a CRO, to conduct our clinical trials for Contrave and Empatic, and we may depend on other CROs and independent clinical investigators to conduct our clinical trials in the future. We utilize the services of inVentiv Clinical Solutions LLC to conduct our data management. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If MRA, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data may be delayed or compromised. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs also contract to provide services for our competitors, it could adversely affect our business.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Sanofi-Aventis, and Vivus, Inc., among others. Based on reports from these companies, it appears that some of these drug product candidates are entering into later stage clinical trials.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing by 2010. Companies such as Allergan, Inc., Johnson & Johnson, EnteroMedics, Inc., Leptos Biomedical, Inc., Boston Scientific, Medtronic Inc., Satiety, Inc., GI Dynamics, Inc. and Covidien Ltd. are all active in this space and may have substantially greater resources than we have.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. In addition, should both Contrave and Empatic be approved to treat obesity, these product candidates may compete with one another. We are developing Contrave to treat mild to moderate obesity, especially in women with food craving. We are developing Empatic to treat more severe obesity, especially in men and in women beyond the childbearing years. While we intend to direct each product candidate to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and, if approved, any potential label for Contrave and Empatic would be expected to refer to obesity generally. There is no guarantee that we will be successful in marketing Contrave and Empatic to their respective target markets or minimizing competition between them.

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

If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the conduct of our clinical trials.*

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API for use in our clinical trials. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay our development programs.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the Federal Controlled Substance Act. As such, manufacturers of naltrexone API must be registered by the Drug Enforcement Administration, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our ability to complete our clinical trials and commercially launch Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

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

Bupropion, which is an API in both Contrave and Empatic, is known to have issues with stability.*

Bupropion, which is an API in both Contrave and Empatic, is known to have issues with stability that require manufacturing processes that minimize exposure to moisture and limit oxidation. We are performing stability testing to ensure that our combination tablet of Contrave has sufficient stability to provide the customary stability characteristics and shelf life expected of a conventional pharmaceutical product. Although we are currently conducting stability studies, we cannot be sure that either Contrave or Empatic will be stable, and we may not be able to demonstrate sufficient long-term stability, which could jeopardize our ability to bring such product candidates to market.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of November 1, 2008, we had 38 full-time employees and two part-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Gary D. Tollefson, M.D., Ph.D., our President and Chief Executive Officer. In September 2008, we announced that Dr. Tollefson had been diagnosed with leukemia and is undergoing treatment. Dr. Tollefson intends to continue to work closely with our senior management team to advance Contrave and Empatic. If we lose any members of our senior management team, including Dr. Tollefson, we may not be able to find suitable replacements, and our business may be harmed as a result. However, we are not aware of any key personnel who have plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025. We own the Weber/Cowley composition patent and related continuation and divisional patent applications, which we refer to as the Weber/Cowley patent applications. The Weber/Cowley composition patent and the Weber/Cowley patent applications are the subject of an agreement with Oregon Health & Science University, or OHSU. The claims in the Weber/Cowley composition patent are directed to the current composition of our Contrave product candidate. The currently pending claims in the Weber/Cowley patent applications are directed to related compositions and methods for using them to effect weight loss. We have received a Notice of Allowance from the PTO for one of the pending Weber/Cowley patent applications having claims directed to methods of treatment for weight loss, which we refer to as the Weber/Cowley methods patent. If a patent ultimately issues from this allowed Weber/Cowley methods patent, and provided maintenance fees are paid, it will provide additional coverage for Contrave until the expected patent expiration in 2024. The other Weber/Cowley patent applications have not yet issued and we cannot provide assurance that either they or the Weber/Cowley methods patent will issue on a timely basis or at all. In addition, there is no assurance that the currently pending claims will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect our Contrave product candidates in the United States or foreign countries. Furthermore, we cannot be certain that the scope of any issued U.S. or foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. We have filed a number of international counterparts to the Weber/Cowley patent applications in foreign countries and also cannot provide assurance that they will issue on a timely basis or at all.

A European counterpart application to the Weber/Cowley patent applications covering compositions and uses of bupropion and naltrexone for effecting weight loss has issued in the European Patent Office, or EPO, and has been registered in a number of EPO countries. However, there is no assurance that the claims in this patent will be sufficiently broad to protect our Contrave product candidate in the EPO countries, that it will not be successfully opposed or otherwise challenged by a third party.

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

Our intellectual property protection for our Empatic product candidate derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke University, or Duke, together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using our Empatic product candidate to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. In addition, Duke has filed international counterparts to the Gadde patent that are currently pending; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in our Empatic and OREX-003 product candidates, but we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

We and Duke have filed patent applications in the United States and certain foreign countries with claims directed to compositions and methods for the prevention of drug associated weight gain, with the goal of protecting our Empatic and OREX-003 product candidates and methods of using them. In the United States, these filings have resulted in the issuance of U.S. patent number 7,429,580 in September 2008, which covers an oral dosage form of our OREX-003 product candidate and methods of using it to treat drug associated weight gain. Provided maintenance fees are paid, this U.S. patent will provide coverage for this product candidate and methods until the expected patent expiration in 2025. We cannot provide assurance that the claims in the corresponding foreign patent applications will issue in their currently pending form or at all.

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

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product candidates.*

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for certain of our product candidates in certain foreign countries, we do not currently have widespread patent protection for our Contrave, Empatic, OREX-003 and OREX-004 product candidates outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

We may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in the countries of the European Union, Canada, Mexico, Japan or other markets where we do not have patent protection for all of our product candidates. Due to the lack of patent protection for these combinations in territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR components of our product candidates (naltrexone IR and zonisamide IR), in those other territories. The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

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

Although we have entered into a settlement agreement designed to prevent the parties to the agreement from asserting infringement and other specified claims against our Empatic product candidate in the United States, and abroad, disputes with third parties relating to our Empatic product could nevertheless affect our intellectual property rights.*

In June 2004, we jointly filed a lawsuit with Duke, against Elan Corporation, plc, Elan Pharma International Ltd. and Elan Pharmaceuticals, Inc., which we refer to collectively as Elan, Eisai, Inc. and Eisai Co., Ltd., which we refer to together as Eisai, and Julianne E. Jennings, a former employee of Elan, in the U.S. District Court for the Middle District of North Carolina, Durham Division, to resolve a dispute over rights in an invention relating to the use of zonisamide to treat obesity. We alleged in this lawsuit that scientists at Duke made the invention, and that Elan improperly used information supplied by the Duke scientists to file a U.S. patent application on the invention, in which Ms. Jennings (then an Elan product manager) is named as the sole inventor. This patent application was later assigned by Elan to Eisai. Duke also filed a U.S. patent application on the invention at issue, which patent application is exclusively licensed to us. This is the Gadde continuation patent application discussed above which was issued by the PTO in September 2008 as U.S. patent number 7,425,571. In December 2006, we, Elan, Eisai, Duke and Ms. Jennings entered into a settlement agreement to settle the lawsuit. Upon execution of the settlement agreement, the lawsuit was dismissed with prejudice.

Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of the United States or any state within the United States existing as of the date of the settlement agreement that arise out of or relate to the lawsuit or the specified Duke and Eisai patents that may issue from certain patent applications claiming the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions. In addition, if Elan, Eisai or Ms. Jennings obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Eisai patent application, Elan, Eisai and Ms. Jennings have each agreed that they will not assert such patent against any of our products containing zonisamide in combination with any other active pharmaceutical agent, including bupropion. Likewise, for any U.S. patent obtained by Duke containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Duke patent application, we and Duke have agreed that we will not assert any such patent against Elan, Eisai or Ms. Jennings for any conduct relating to Zonegran, which is a zonisamide product currently marketed by Eisai. As discussed above, Duke has received U.S. patent number 7,425,571 a patent having such claims.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees on the Gadde patents covering Empatic and the Weber/Cowley composition and method patents covering Contrave are due to be paid to the PTO in several stages over the lifetimes of the patents. Future maintenance fees will also need to be paid on the Dante patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our issued and pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received federal trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have a foreign trademark application pending in Canada for the same mark and have obtained trademark registrations in Europe and Japan for the same mark. In addition, we have received federal trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the central nervous system, and providing medical information in the field of disorders of the central nervous system. We have a foreign trademark application pending in Canada for the same mark and have obtained trademark registrations in Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan and have a pending trademark application for the same mark in Canada. We have received federal trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. We have received a Notice of Allowance from the PTO for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2008, we had an accumulated deficit of $178.0 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Negative conditions in the global credit markets may have an impact on the value of our investment securities.*

Our investment securities consist primarily of money market funds, corporate debt obligations and U.S. government agency securities. We do not have any auction rate securities. Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In recent months, the volatility in the overall capital markets has reached unprecedented levels. Since the commencement of trading in connection with our initial public offering, or IPO, through November 1, 2008, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During this approximately eighteen month period, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.06 to a high sale price of $19.15. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 1, 2008, our executive officers and directors and their affiliates together control approximately 44.1% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

As of September 30, 2008, we had used approximately $62.7 million of the net proceeds from the offering, of which approximately $59.4 million was used to fund clinical trials for our two product candidates, Contrave ® and Empatic™, and other operating activities, and approximately $3.3 million was used to repay our long-term debt. We have invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund ongoing research and development activities. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 7, 2008	By:	/s/ Gary D. Tollefson
Gary D. Tollefson, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Graham K. Cooper
Graham K. Cooper Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.