Form 10-K
period 2008-12-31
Orexigen Therapeutics, Inc.
filed 2009-03-13
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33415

OREXIGEN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1178822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3344 N. Torrey Pines Ct., Suite 200 La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 875-8600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $111.7 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2009, the Registrant had 34,659,979 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2008.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART 1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar expressions that are intended to qualify forward-looking statements. These statements include but are not limited to statements regarding the progress and timing of clinical trials, the safety and efficacy of our product candidates, the goals of our development activities, the scope of our intellectual property protection, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, our operating and growth strategies, our industry, our projected cash needs, liquidity and capital resources and our expected future revenues, operations and expenditures. For example, we make forward-looking statements regarding the enrollment, timing and completion of clinical trials of Contrave and Empatic, the potential to obtain regulatory approval for, and effectively treat obesity with, Contrave and Empatic and the issuance of patents extending intellectual property protection for Contrave and Empatic. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.”

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

Item 1. Business.

Overview

Orexigen™ Therapeutics, Inc. (“Orexigen”, “we”, “our” and “us”) is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which is in Phase III clinical trials, and Empatic™, which is in the later stages of Phase II clinical development. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic central nervous system, or CNS, activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are testing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for any product candidate.

We have selected our product candidates based on our research regarding CNS regulation of appetite and energy expenditure, as well as the reward-based mechanisms in the brain that reinforce unhealthy eating behaviors. These product candidates suggested a synergy within our screening model, which enabled us to prioritize them over others considered. In particular, we have focused our clinical development programs on drug combinations that we expect will generate weight loss and attenuate, or limit the effect of, the pathways in the brain that prevent extended weight loss.

Results from our clinical trials to date for both Contrave and Empatic have supported our understanding regarding CNS regulation of appetite and energy expenditure. The first Phase III clinical trial for Contrave, NB-302, met its co-primary endpoints as well as key secondary endpoints, showing a significant reduction in body weight, improvements in markers of cardiovascular risk and reductions in selected food craving measures. In this trial, Contrave was generally well tolerated by patients, with an overall safety profile that was consistent with its individual components, naltrexone and bupropion. These components have been used separately in patients for over 20 years in other indications. Results from our Phase II clinical trial experience with Empatic have also demonstrated what we believe to be robust efficacy and acceptable safety and tolerability.

We maintain an aggressive intellectual property strategy, which includes patent and trademark filings in multiple jurisdictions including the United States and other commercially significant markets. We hold patents in the United States that cover the composition of Contrave (bupropion and naltrexone, both in a sustained release, or SR, formulation), as well as the use of Contrave for the treatment of obesity. We also hold an exclusive license to an issued U.S. patent covering the Empatic composition and methods of use in obesity. In addition, we own or have exclusive rights to numerous patent applications currently pending in the United States and in jurisdictions outside of the United States with respect to various compositions, methods of use and formulations relating to Contrave and/or Empatic.

Based on feedback from the FDA, we are conducting clinical trials for Contrave, and intend to conduct clinical trials for Empatic, to provide substantial evidence of their safety and effectiveness in treating obesity. Our understanding of the NDA filing requirements for Contrave was confirmed in our end-of-Phase-II meeting with the FDA in October 2007. Accordingly, our clinical development plan for Contrave is designed to obtain data on 1,500 patients exposed to drug for one year, under double-blind, placebo-controlled conditions. Our clinical trials may not corroborate our earlier results. In addition, undesirable side effects of Contrave and Empatic may delay or prevent their regulatory approval. We expect to file an NDA with the FDA in the first half of 2010 for Contrave assuming that our clinical trials proceed as planned and are successful.

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

The Obesity Epidemic

Obesity is a serious condition that is growing in prevalence and afflicts populations worldwide. In 1980, approximately 15% of the adult population in the United States was obese, according to the National Health and Nutrition Examination Survey. By 2005, the obesity rate had more than doubled to approximately 34% of the U.S. adult population, according to a later installment of the same survey. In addition, according to the National Center for Health Statistics, in 2004, 32% of U.S. adults were overweight. We expect that given current trends, many members of this group will become obese in coming years. These estimates are based on thresholds of Body Mass Index, or BMI, which measures weight on a height-adjusted basis. A BMI level exceeding 30, or a BMI over 27 with other risk factors, is typically classified as obese, while a BMI between 25 and 30 is typically categorized as overweight. As an example, an individual who is six feet tall weighing 220 pounds would have a BMI of approximately 30. BMI is generally accepted within the medical community as a reliable indicator of body fat and is the standard for measurement used to determine if a person is overweight or obese, according to the National Institutes of Health, or NIH. Moreover, it is a relative risk predictor of the morbidity and mortality associated with being obese.

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

Excessive body weight is also associated with various physical complications that are often present and exacerbated by the obese condition. Diabetes, cancer, hypertension, high cholesterol, coronary artery disease, sleep apnea, liver and pulmonary disease, among others, are seen in greater prevalence among the obese than the general population, according to HHS and The Obesity Society. In addition, research has established a new disease category called metabolic syndrome, which comprises the various co-morbidities, or related conditions, that often accompany obesity. Beyond these consequences, a number of co-morbidities involving the CNS may be complicated by obesity. These co-morbidities include anxiety, depression, substance abuse, chronic pain and insomnia. We believe there is a growing recognition within the medical community that obesity significantly exacerbates these conditions. Obesity and its co-morbidities are believed to cause significant added cost to the health care system. In 2000, HHS estimated the overall economic costs of obese and overweight adults in the United States to be $117 billion. We expect that more effective treatment of obesity may also be a cornerstone in managing its co-morbidities.

Despite the growing obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, there continues to be a significant unmet need for more effective pharmacological interventions.

Limitations of Current Obesity Therapies

Treatments for obesity consist of behavioral modification, pharmaceutical therapies and surgical interventions including device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity according to the NIH. However, the rigors of behavioral modification often cause significant attrition over time and thus suboptimal weight loss outcomes. When pharmaceutical therapies are recommended, it is generally after behavioral modification alone has failed. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for obese individuals with a BMI over 40. Surgery can be associated with significant side effects, potential complications including mortality, and substantial costs and recovery time. Device implantation, such as neuromodulation, is a therapy not yet approved by the FDA and which has yet to be widely adopted within the medical community.

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

Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical. The above meta-analysis reported that orlistat produces average weight loss of approximately 2.75 kg. Orlistat is associated with gastrointestinal side effects, the nature of which can be socially constraining, as evidenced in the FDA approved product information. These include flatulence, fecal incontinence and urgency. Orlistat was also launched in 2007 by GlaxoSmithKline in over-the-counter form at half the prescribed dose under the brand name allí.

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

Existing products cause some weight loss for most patients. We believe their modest effect stems from their failure to address these natural compensatory mechanisms in the body. As a result, most of these products have been vulnerable to a weight loss plateau typically seen after several months of therapy. In addition, they generally do not address the psycho-behavioral elements that contribute to unhealthy eating behaviors and, ultimately, obesity. We have designed our product candidates to circumvent the body’s natural compensating mechanisms and drive weight loss further, beyond this commonly seen plateau. In addition, with Contrave in particular, we are attempting to target the underlying behavioral mechanisms of craving and reward that drive excess consumption.

The combinations we have chosen are based on the output of a low-throughput screening model developed by our co-founder, Michael Cowley, Ph.D. We have obtained an exclusive license to this technology from Oregon Health & Science University, or OHSU. This screening technology uses an in vitro model that allows us to quantify firing rates for specific neuronal populations using green fluorescent protein tagging. In particular, research has shown that there is one group of hypothalamic neurons called proopiomelanocortin, or POMC, neurons that play a critical role in managing weight. By exposing POMC neurons in our in vitro model to varying concentrations of one or more drug products, we are able to measure the difference in firing activity of these neurons at baseline and over time. This permits us to predict whether a drug will produce weight loss and, more importantly, whether the addition of a second drug has a previously undiscovered synergistic effect on POMC firing rates. We have screened several known compounds as part of the model’s validation. Our lead compounds, Contrave and Empatic, both suggested a synergistic profile with respect to POMC firing rates in the model. Additionally, we have verified this predicted synergy in more traditional animal feeding studies. Both combinations have subsequently demonstrated this synergy in human clinical trials.

Our Product Candidates

We are developing Contrave and Empatic for the treatment of obesity. Both of these product candidates have been prepared with combinations of chemical entities that, individually, have already received regulatory approval and have been commercialized previously. If we receive approval to market these product candidates in the United States or elsewhere, we anticipate that they will be produced and sold as single tablets to be taken orally twice a day. Our product pipeline is detailed as follows:

Product Candidate	Drug Components	Indication	Trials Completed	Stage of Development	Commercial Rights

Contrave	Bupropion SR/ Naltrexone SR	Obesity	Phase II, Phase IIb, Phase III (NB-302)	Phase III	Orexigen (worldwide)

Empatic	Bupropion SR/ Zonisamide SR	Obesity	Phase II, Phase IIb	Phase IIb	Orexigen (worldwide)

Contrave

Contrave is a fixed dose combination of naltrexone SR and bupropion SR. We chose these constituents based on our understanding of the circuitries in the brain that regulate appetite and energy balance. In particular, naltrexone was chosen as a complement to bupropion in order to block compensating mechanisms that attempt to prevent long-term, sustained weight loss. We hold patents in the United States that cover the composition of Contrave (bupropion SR and naltrexone SR), as well as the use of Contrave for the treatment of obesity. We have also filed additional U.S. patents covering various aspects of Contrave including formulations and packaging. In addition, we own or have exclusive rights to numerous patent applications currently pending in various jurisdictions outside of the United States with respect to compositions, methods of use and formulations relating to Contrave.

Naltrexone was approved in the United States in 1984 for the treatment of opioid addiction and in 1995 for the treatment of alcoholism. It is marketed under the brand names Trexan, Depade, ReVia®, and in an injectable extended release formulation, Vivitrol®. Naltrexone IR became available in generic form in the United States in 1998. Naltrexone works by blocking opioid receptors in the brain and inhibits the reinforcing aspects of addictive substances, reducing their perceived reward. Naltrexone was evaluated in the 1980s for weight loss and was shown to have negligible effects in clinical trials. However, it has been shown to negatively alter the palatability of many foods, particularly sweets, including, for example, in a study published in the October 2002 issue of Neuroscience and Biobehavioral Reviews. Nausea is a well-known side effect associated with naltrexone IR that affects its tolerability. In our Contrave Phase II clinical trials, we used the generic IR formulation of naltrexone. In our Phase III clinical trials, naltrexone is being delivered in our proprietary SR formulation in order to improve its tolerability.

Bupropion was approved for marketing in the United States in 1985 for depression, marketed under the brand name Wellbutrin®, and in 1997 for smoking cessation, marketed under the brand name Zyban®. The IR version became available in generic form in the United States in 1999. Bupropion SR became available in generic form in the United States in 2004 and bupropion XL became available in generic form in the United States in December 2006. Bupropion is active at the neuronal uptake site for the neurotransmitters dopamine and norepinephrine. Functionally, bupropion is thought to increase the level of dopamine activity at specific receptors in the brain, which appears to lead to a reduction in appetite and increase in energy expenditure. Bupropion is currently among the most commonly prescribed antidepressants in the United States; in 2006, its sales totaled approximately $2.4 billion and approximately 9% of the total prescriptions written for depression, according to IMS Health. Bupropion has become popular in the treatment of depression not only for its clinical efficacy, but also its attractive side effect profile relative to other antidepressants on the market. One of the reported side effects of bupropion in clinical trials was modest weight loss. Subsequently, bupropion has been studied for weight loss; results have shown approximately 3% weight loss before reaching plateau, according to a study published in the October 2002 issue of Obesity Research.

Scientific Rationale

The two drug constituents of Contrave were chosen in order to leverage the brain’s normal circuitry and biochemistry to reduce appetite, expend more calories, diminish food craving and food-based reward, and block compensating mechanisms that attempt to prevent long-term, sustained weight loss. Bupropion has been shown in studies to activate the POMC neurons within an area in the hypothalamus known as the arcuate nucleus. As bupropion increases firing of POMC neurons, two important chemical products are released. One is alpha-Melanocyte Stimulating Hormone, or a-MSH, which activates a receptor in the hypothalamus known as the melanocortin-4, or MC-4, receptor which appears to lead to a reduction of appetite and an increase in energy expenditure. This is a major pathway by which naturally occurring peptides such as leptin regulate body weight. However, in obese patients, a resistance to circulating leptin prevents the body from acting in its normal way to regulate weight. Bupropion-induced stimulation of POMC circumvents leptin resistance and activates this weight loss pathway.

In addition to a-MSH, stimulation of POMC also produces beta-endorphin, an opioid occurring naturally in the body. Our co-founder, Michael Cowley, Ph.D., identified an auto-receptor on the POMC neuron that recognizes beta-endorphin. Dr. Cowley discovered that by binding to this receptor, beta-endorphin serves as a brake on the POMC system. Left unchecked, this braking system acts to reduce POMC firing rates, thus moderating potential weight loss and likely explaining the characteristic plateau in weight loss. Based on this discovery, we chose naltrexone as the second component in Contrave. Naltrexone is a potent opioid receptor antagonist which competes with beta-endorphin, thus limiting its access at the auto-receptor on the POMC neuron. When bupropion and naltrexone are co-administered, they both induce an increase in POMC firing that is maintained for an extended duration. This is expected to translate into a greater weight loss that should be sustained over an extended time period.

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

Contrave Phase II/IIb Clinical Results

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

Contrave Phase III Clinical Development Program

Based on feedback from the FDA, we are conducting clinical trials for Contrave, and intend to conduct clinical trials for Empatic, to provide substantial evidence of their safety and effectiveness in treating obesity. Our understanding of the NDA filing requirements for Contrave was confirmed in our end-of-Phase-II meeting with the FDA in October 2007. Accordingly, our clinical development plan for Contrave is designed to obtain data on 1,500 patients exposed to drug for one year, under double-blind, placebo-controlled conditions. Our clinical trials may not corroborate our earlier results. In addition, undesirable side effects of Contrave and Empatic may delay or prevent their regulatory approval. We expect to file an NDA with the FDA in the first half of 2010 for Contrave, assuming that our clinical trials proceed as planned and are successful.

Our Phase III program for Contrave is comprised of four distinct clinical trials. Based on our Phase II and Phase IIb trial results and feedback from the FDA, these Phase III clinical trials are designed to assess three doses of naltrexone SR (16mg, 32mg and 48mg) in combination with a 360mg dose of bupropion SR. We believe this dose of bupropion SR, which is in the mid-range of the doses used in our earlier trials, will provide an optimal efficacy-to-side-effects ratio. In addition, as explained further below, we believe that the use of our proprietary naltrexone SR formulation in these trials, as opposed to the IR formulation used in our Phase II clinical trials for Contrave, may lower the incidence of nausea. We believe our Phase III program will provide the required efficacy, safety and exposure data required by the FDA for submission of an NDA. In correspondence with the FDA, the agency agreed that based on the results of our Phase IIb clinical trial for Contrave, our Phase III clinical trials need to evaluate the safety and efficacy of Contrave relative to placebo only, and do not need to compare Contrave to the individual constituent drugs.

NB-302 Clinical Trial. We recently completed the first of these four Phase III clinical trials, which we have labeled NB-302. This trial was designed to study the effect of Contrave in generally healthy obese patients in combination with an intensive behavior modification protocol, including dietary counseling, behavioral therapy and exercise. We completed enrollment of this trial in November 2007 with 793 patients at nine sites. Patients were blindly randomized on a three-to-one ratio to either (a) Contrave (32mg naltrexone SR plus 360mg bupropion SR) plus behavior modification or (b) placebo plus behavior modification. Drug dosages were initially titrated over a four week period and then administered over 52 weeks of therapy at full dose. We analyzed as co-primary endpoints for this trial the percent change in body weight and percent of patients who achieve 5% weight loss, in each case 56 weeks after the start of treatment. Efficacy results from this trial are summarized in the following table:

	Intent-to-Treat (ITT)*					Completers
	Contrave		Placebo		p-value**	Contrave		Placebo		p-value**
Weight Loss (%)	9.3%		5.1%		<0.001	11.5%		7.3%		<0.001
Weight Loss (lbs)	20.3	lbs	11.0	lbs	<0.001	25.0	lbs	16.0	lbs	<0.001
5% Weight Loss	66.4%		42.5%		<0.001	80.4%		60.4%		<0.001
10% Weight Loss	41.5%		20.2%		<0.001	55.2%		30.2%		<0.001
15% Weight Loss	29.1%		10.9%		<0.001	39.5%		17.9%		<0.001

*	ITT analysis included all randomized subjects with baseline and at least one post-baseline measurement while on study drug. This analysis utilizes a last-observation-carried forward methodology to impute data for patients who discontinue study drug.
**	p-value based on difference between Contrave and placebo.

The objective of this NB-302 trial was to determine the additional weight loss and health benefits of Contrave when added to an intensive diet and exercise program. The trial included the most intensive behavior modification regimen of the Phase 3 program for Contrave, which resulted, as expected, in a high degree of weight loss among placebo patients.

Secondary endpoints that demonstrated clinically and statistically significant improvements over placebo included HDL, triglycerides, waist circumference and hsCRP, markers of cardiovascular risk. Contrave patients also demonstrated improvements in quality of life compared to placebo as measured by the Impact of Weight on Quality of Life-Lite (IWQOL-Lite) scale, and decreases in selected food craving measures.

Contrave was generally well tolerated by patients with an overall safety profile that was consistent with its individual components, naltrexone and bupropion. The overall discontinuation rate due to adverse events was 25.9% for patients on Contrave versus 13.0% for those on placebo. The most frequently observed treatment-emergent adverse events for patients on Contrave were nausea, headache, constipation and dizziness. The most frequently observed adverse events leading to discontinuation for patients on Contrave were nausea, urticaria or skin rash, and anxiety. The discontinuation rate due to nausea was 4.6%, an improvement over the 11.1% discontinuation rate seen in the Phase 2 trial (NB-201) which utilized the IR formulation of naltrexone as opposed to the proprietary SR formulation used in this trial. There were two serious adverse events attributed by investigators as possibly related to Contrave in this trial. Both consisted of cholecystitis, or gall bladder inflammation, which is common in people who experience rapid or significant weight loss. Both patients were treated surgically and actually continued with Contrave treatment after the surgery. Treatment with Contrave was not associated with increases in symptoms of depression, suicidality or worsening of mean blood pressure.

The three ongoing Phase III clinical trials for Contrave are described as follows. We expect to report results for all three trials in the third quarter of 2009.

•

NB-301: This trial is designed to study the effect of Contrave in generally healthy obese patients utilizing the two lower doses of Contrave. We commenced enrollment for this trial in the second quarter of 2007 and enrolled approximately 1,740 patients at 34 sites. Patients have been blindly randomized to one of two doses of Contrave (16mg naltrexone SR or 32mg naltrexone SR plus 360mg bupropion SR) or placebo. We intend to analyze as co-primary endpoints for this trial the percent change in body weight and percent of patients who achieve 5% weight loss, in each case 56 weeks after the start of treatment.

•

NB-303: This trial is designed to study the effect of Contrave in generally healthy obese patients, with a provision for dose escalation for non-responders. We commenced enrollment for this trial in the fourth quarter of 2007 and have enrolled approximately 1,500 patients at 36 sites. Patients have been blindly randomized initially to either Contrave (32mg naltrexone SR plus 360mg bupropion SR) or placebo. After 28 weeks of treatment, Contrave patients who have not achieved at least 5% weight loss are being blindly re-randomized to receive either a higher dose of Contrave (48mg naltrexone SR plus 360mg bupropion SR) or remain on the original dose. We intend to analyze as co-primary endpoints for this trial the percent change in body weight and percent of patients who achieve 5% weight loss, in each case 56 weeks after the start of treatment.

•

NB-304: This trial is designed to study the effect of Contrave in obese patients with Type II diabetes. We commenced enrollment for this trial in the fourth quarter of 2007 and have enrolled approximately 500 patients at 52 sites. Patients have been blindly randomized to either Contrave (32mg naltrexone SR plus 360mg bupropion SR) or placebo. We intend to analyze as co-primary endpoints for this trial the percent change in body weight and percent of patients who achieve 5% weight loss, in each case 56 weeks after the start of treatment. Recent studies have demonstrated that obesity is a leading risk factor for various metabolic disorders, such as diabetes, and this trial will evaluate several factors related to glucose metabolism as secondary endpoints.

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

Mechanistic Study. As part of the exploration of the putative effect of Contrave on food craving, we are conducting a study utilizing functional magnetic resonance imaging, or fMRI. This technique is a brain imaging technology that permits the regional localization and quantification of changes in neuronal activation. Based on emerging literature demonstrating that the brain’s basic reward mechanisms are activated when exposed to food cues, we believe the potential exists to demonstrate such a regional activation with visual food cues, and in turn, the ability of Contrave to reduce this activation relative to placebo. The constituents of Contrave have been shown individually to be effective in attenuating craving-associated behaviors (bupropion in smoking under the brand name Zyban, and naltrexone in alcoholism and opioid drug addiction under the brand names Vivitrol, Trexan and Revia). This study is being conducted in a randomized, double-blind fashion at an academic neuroimaging center. Patients receiving either Contrave or placebo receive an fMRI at baseline and at study termination at week four. It is anticipated that this study, to the extent that it substantiates our hypothesis, may be useful in positioning Contrave as a treatment that reduces the craving-based consumption of select high calorie foods among obese individuals.

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

Zonisamide IR was approved in the United States in 2000 for the adjunctive treatment of partial seizures, a form of epilepsy. It is marketed under the brand name Zonegran® by Eisai Inc., which acquired the rights to the product from Elan Pharmaceuticals in 2004. Zonegran became available in generic form in the United States in 2005, and at its peak produced approximately $177 million in annual sales, according to IMS Health. The precise mechanism of zonisamide is unknown; however, it is believed that zonisamide has a number of pharmacologic mechanisms including sodium-channel modulation and enhancement of dopamine and serotonin neurotransmission. Zonisamide, given alone, has also shown weight loss in prior clinical trials conducted at Duke University, or Duke.

We have developed a proprietary SR formulation of zonisamide in order to improve its tolerability. Controlling the release of zonisamide via our novel SR formulation reduces the Cmax while retaining a similar AUC to zonisamide IR. In a single-dose, double-blind, crossover Phase I clinical trial the zonisamide SR formulation that we have chosen to take forward suggested an improved side effect profile compared to the IR form. Our initial Phase II clinical trial of Empatic used an IR formulation of zonisamide. Our more recent Phase IIb clinical trial of Empatic utilized our proprietary zonisamide SR formulation. In commercial form, if approved, it is anticipated that zonisamide SR and bupropion SR would be paired in a single tablet given orally twice a day.

Scientific Rationale

Like Contrave, Empatic employs bupropion to increase a-MSH secretion via POMC stimulation. The second component in Empatic, zonisamide, has been shown in our research to synergistically increase the firing rate of POMC neurons by up to eightfold in the presence of bupropion. However, we also believe that zonisamide may have one or more additional effects. Within the hypothalamus, a set of neurons acts in a reciprocal way to POMC. These are referred to as the Neuropeptide Y/Agouti-related peptide, or NPY/AgRP, neurons. Stimulation of NPY/AgRP neurons results in the release of AgRP, which competes with a-MSH for access to the MC-4 receptor. Binding of AgRP at the MC-4 receptor results in an increase in appetite and energy conservation, which tends to counteract the weight loss promoting activity of a-MSH. The pharmacology of zonisamide has been hypothesized to also inhibit the firing of NPY/AgRP neurons. Strategies that minimize AgRP competition for the MC-4 receptor and maximize a-MSH activation of the MC-4 receptor thus may have the potential to lead to substantive weight loss. We plan to continue to explore the combination of increased POMC firing and reduced NPY/AgRP activity in our clinical development of Empatic.

Empatic Clinical Results

Initial Phase II Clinical Trial. We initiated clinical testing of Empatic with a Phase II proof-of-concept clinical trial in 2004. This trial enrolled 127 patients across five clinical sites in a similar protocol to our Phase II clinical trial of Contrave. Patients accepted for the Empatic Phase II clinical trial had a BMI between 30 to 40, were non-smokers and did not have diabetes or other significant medical complications. On average, patients enrolled in this trial weighed approximately 94 kilograms, or 207 pounds, at baseline. Patients were randomly placed into one of two treatment groups:

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

Phase IIb Clinical Trial (ZB-201). Based on the results of our initial Phase II clinical trial for Empatic, we concluded that Empatic showed sufficient efficacy and an acceptable safety and tolerability profile to warrant continued development. In June 2006, we proceeded to study Empatic in a larger Phase IIb clinical trial exploring several different dosage combinations of bupropion and zonisamide at 15 clinical sites in the United States. Prior to the commencement of the Phase IIb clinical trial, in an effort to improve the tolerability profile of the Empatic combination, we developed and tested a proprietary SR formulation of zonisamide. We employed this SR formulation in three dosages of zonisamide SR paired with one of two dosages of bupropion SR. Patients accepted into this randomized, double-blind, placebo-controlled clinical trial had a BMI between 29 to 45, were non-smokers and did not have diabetes or other significant medical complications. On average, patients enrolled in this trial weighed approximately 100 kilograms, or 220 pounds, at baseline. The trial enrolled 623 patients, of which 599 are included in the intent-to-treat population, meaning they received at least one post-baseline measurement. The trial included only minimal diet and exercise intervention. Patients were randomized into seven treatment groups:

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

As noted above, weight loss at 24 weeks was the primary endpoint for this trial. However, the trial protocol permitted all patients who completed 24 weeks of treatment to continue on their existing double-blind therapy for an additional 24 weeks. Alternatively, patients who failed to achieve at least a 5% response 24 weeks after the start of treatment were permitted to switch to the highest Empatic dose in a 24-week open label extension. Most patients receiving Empatic therapy elected to continue on their existing double-blind therapy for an additional 24 weeks and continued to lose weight in the time period from weeks 24 to 48. Analysis of their weight loss, as specified by the study protocol, is referred to as the intent-to-treat—double blind extension. Patients from this group who completed treatment through week 48 are referred to as completer—double blind extension. Except with respect to the placebo patients, as explained below, only data for patients remaining on double-blind treatment beyond week 24 were included in the analysis and data from patients discontinuing blinded therapy through week 24 were not imputed. The double-blind extension results are detailed as follows:

Empatic Phase IIb Mean Weight Loss at 48 Weeks

Intent-to-Treat—Double Blind Extension Population

(*)	Placebo weight loss at 24 weeks; see discussion of study design below.

Empatic Phase IIb Mean Weight Loss at 48 Weeks

Completer—Double Blind Extension Population

(*)	Placebo weight loss at 24 weeks; see discussion of study design below.

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

Additional Phase IIb Clinical Trial (ZB-202). We submitted to the FDA the results of this trial at 24 weeks, the primary endpoint. In subsequent correspondence, the FDA confirmed the design of our next Phase IIb clinical trial, which we refer to as ZB-202. We initiated this trial in mid-2008 and completed enrollment in November 2008. This trial is designed to evaluate Empatic at two different dosages against the individual constituents and placebo. Based on the results of our completed Phase IIb clinical trial (ZB-201), we have included in this trial the highest dose ratio of Empatic, zonisamide 360/bupropion 360, as well as zonisamide 120/bupropion 360 dosage ratio, with both zonisamide and bupropion administered in SR formulations. We expect to report the results of this trial in the third quarter of 2009.

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

Future Empatic Clinical Development Plans

The Phase III clinical program for Empatic will be designed according to our previous correspondence with the FDA, the 2007 draft guidance on developing products for weight management and any additional communications we may have with the FDA in the future. Given the clinically significant magnitude of weight loss experienced in our Phase II clinical trials to date, we anticipate including patients in future pivotal trials with higher BMI levels, including, for example, patients who might be candidates for surgical intervention. We may also conduct studies that include patients with dyslipidemia, hypertension and/or diabetes. In addition, zonisamide carries a Category C pregnancy rating and there have been published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects. It is therefore likely that Empatic, if approved, will receive a Category X pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic by women of childbearing age. As a result, women of childbearing age will be required to meet pre-stated pregnancy prevention criteria. Our decision whether to initiate Phase III clinical trials for Empatic will depend on a number of factors including but not limited to our Contrave clinical trial results and commercialization plans, our financial resources, and whether we establish a collaboration or partnership for Empatic.

OREX-003 and OREX-004

In December 2008, the exploratory proof-of-concept Phase 2 trials for OREX-003 (zonisamide and olanzapine to mitigate antipsychotic-associated weight gain) and OREX-004 (fluoxetine and naltrexone to reduce symptoms of obsessive-compulsive disorder) were discontinued. We are maintaining the intellectual property in these assets so as to retain the option to reinitiate these programs in the future.

Sales and Marketing

We maintain worldwide commercial rights to our product candidates, and may determine to build a sales force to market and sell these products independently. However, we expect that Contrave and Empatic, if approved, will be prescribed predominantly by primary care physicians, including general practitioners, family practitioners and internists. In order to target this large group of potential prescribers, we may consider entering into a collaboration, either in the United States, outside the United States or both, with a pharmaceutical company that has the sales force and marketing resources to adequately address this physician audience. We may also consider a collaboration with a pharmaceutical company that has greater development resources than we do to expand or accelerate one or both of our clinical development programs. However, we cannot assure you that we will complete any collaboration or other strategic transaction, or that, if completed, any collaboration or other strategic transaction will be successful or on attractive terms. For the foreseeable future, we expect to maintain commercial rights to our product candidates and to continue to develop them independently.

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

We believe that Empatic, given its profile, may be more effective than Contrave in reducing weight, particularly in the early stages of treatment. The overall tolerability and safety profile of Empatic has yet to be determined. However, it is likely to have labeling which would recommend appropriate birth control for women of childbearing age and to be contraindicated in women who are pregnant or breast feeding. As a result, we believe that Empatic may be especially well-suited for men and post-menopausal women who are heavier and require greater weight reduction. We expect that the experience gained from future clinical trials will enable us to further refine the positioning and brand characteristics of both products.

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

Intellectual Property

We rely on a combination of in-licensed patent rights, our own patent rights, trademarks, trade secrets and know-how to protect Contrave and Empatic. We own or have exclusive rights to several patent application families currently pending in the United States with respect to various compositions, methods of use and formulations relating to Contrave and/or Empatic. We also have a number of patent applications currently pending in various foreign countries that correspond to some of the pending U.S. applications. We also seek to protect our trade secrets and our know-how relating to our products and our business. These intellectual property rights are in addition to any regulatory exclusivity that we may be able to obtain.

Contrave is currently protected, in part, by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante pursuant to a license agreement described in further detail below and which we collectively refer to as the Dante patents. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent number 5,817,665 is expected to expire in March 2013. The Dante patents do not protect Contrave outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion), and thus provide coverage for Contrave.

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. Each of these stems from a provisional patent application that we own but that is the subject of agreements with OHSU and Duke requiring us to pay them specified royalties on sales of products covered by the patent applications. These agreements are described in further detail below. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We have also filed a number of international counterparts to these patent applications in foreign countries. The European Patent Office, or EPO, has granted the European version of the Weber/Cowley patent, which published as EP1617832 B1. This EP patent has issued in numerous countries throughout the European Union and provides coverage for Contrave until at least 2024. Additional patent applications related to Contrave remain pending in the U.S. and throughout the world.

We have also filed patent applications in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. These filings seek to protect the formulations and use of SR oral naltrexone, an ingredient in Contrave, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all.

We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada.

Empatic is currently protected in the United States by U.S. Patent Number 7,109,198, which is based on the work of Dr. Kishore Gadde, and which we refer to as the Gadde patent and have licensed on an exclusive basis from Duke pursuant to a patent license described in further detail below. The Gadde patent, which is expected to expire in 2023, provides basic composition of matter coverage for the Empatic zonisamide/bupropion combination and also covers methods of using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. A continuation patent application, related to the Gadde patent and also exclusively licensed to us, issued as U.S. Patent Number 7,425,571. This patent covers methods of using zonisamide (including in combination with bupropion) to cause weight loss, and provides additional coverage for methods of using Empatic to treat obesity until 2023. We have also exclusively licensed from Duke an international patent application that was filed as a counterpart to the Gadde patent in foreign countries, and this international application has now matured into national applications pending in several foreign countries. We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan.

Licensing Agreements

Oregon Health & Science University License Agreement

In June 2003, we entered into a license agreement with OHSU whereby we acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that we filed, which formed the basis for the Weber/Cowley patents. These patents, as discussed above, cover the current composition of Contrave, including our SR formulation of naltrexone and methods for using that composition to effect weight loss. OHSU and the inventors have assigned all rights in the underlying invention to us. This license agreement was amended in November 2003, December 2006 and December 2007.

As consideration for this license agreement, we paid an upfront fee of $65,000 and issued 76,315 shares of our common stock to OHSU. We are also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights.

The term of the agreement generally extends until the last of the subject patent rights expire, which is expected to occur in 2025. We may unilaterally terminate the agreement and/or any licenses in any country upon specified written notice to OHSU. OHSU may terminate the agreement upon delivery of written notice if we commit a material breach of our obligations and fail to remedy the breach within a specified period or may immediately terminate the agreement upon the delivery of written notice concerning the occurrence of specified bankruptcy proceedings. In addition, upon written notice and our failure to remedy any of the following breaches within a specified period, OHSU may terminate or modify the agreement: if we cannot demonstrate to OHSU’s satisfaction that we have taken, or can be expected to take within a reasonable time, effective steps to achieve practical application of the licensed products and/or licensed processes; or if we have willfully made a false statement of, or willfully omitted, a material fact in any report required by the agreement; or if we commit a substantial breach of a covenant or agreement contained in the license. Under the terms of the agreement, we are responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications that stem from the assigned rights, and for any patents that have or may issue with respect thereto, including the Weber/Cowley patents.

In addition to assigning us any rights it had in our provisional patent application directed to the Contrave combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2008, we have paid a total of approximately $106,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

In August 2006, we entered into a research agreement with OHSU for the continuation of the original research underlying the Weber/Cowley patent applications. This agreement was terminated in February 2008. As of December 31, 2008, we paid approximately $461,000 to OHSU under the terms of this agreement.

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

Duke University License Agreement

In March 2004, we entered into a patent license agreement with Duke whereby we acquired an exclusive worldwide license to the Gadde patent. The Gadde patent is a U.S. patent covering the composition of Empatic and methods for using Empatic to treat obesity and reduce the risk of hypertension, diabetes or dyslipidemia. Under the agreement, we also acquired a license to an issued patent covering methods of using zonisamide (including in combination with bupropion) to cause weight loss and an international patent application, and any patents or patent applications that ultimately issue therefrom. The license agreement was amended in December 2004 and July 2006.

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

The University of Iowa developed the existing bupropion SR formulation and manufactured it for our Contrave Phase II clinical trials as well as for portions of our first two Phase III trials. The University of Iowa also manufactured the bupropion SR formulation for our previous Phase II Empatic clinical trials using bupropion active pharmaceutical ingredient, or API, from Solmag S.p.A., which also continues to provide bupropion API to our manufacturers for all of our ongoing clinical trials. Previously, the bupropion SR formulation used in our Phase III clinical trials for Contrave was also manufactured by Pharmaceutical

Manufacturing Research Services, Inc. or PMRS, and Patheon Pharmaceuticals, Inc., or Patheon. Patheon is currently, and we expect going forward will continue to be, the manufacturer of our long-term clinical and commercial quantities of bupropion SR, naltrexone SR and finished Contrave tablets. To date, all of these contract manufacturers have performed services under short-term purchase order or similar arrangements. We have no long-term commitments or supply agreements with these contract manufacturers. For example, Patheon currently provides our clinical quantities on a proposal-by-proposal basis under a master agreement for pharmaceutical development services that we entered into in February 2007. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days. In addition, we may terminate the agreement immediately for any business reason.

PMRS provided bupropion SR, zonisamide SR and finished Empatic tablets for use in our Empatic Phase IIb clinical trial. We have not yet selected a finished tablet manufacturer for our Phase III Empatic clinical trials or for Empatic commercial supply.

Patheon has produced and will produce Contrave using naltrexone API supplied from various sources, including but not limited to Cilag GMBH International, or Cilag, and Organon API Inc. (a part of Schering-Plough Corp). In addition, Pharm Ops Inc. produced our finished Contrave tablets for our earlier clinical trials. We utilize the services of Almac Clinical Services to package our clinical supplies of Contrave and Empatic.

In January 2009, we entered into a supply agreement with Cilag pursuant to which Cilag will manufacture commercial supplies of naltrexone for use in our drug products. Pursuant to the terms of the supply agreement, we shall pay certain specified prices for such supplies based on the volumes purchased, which prices may be adjusted, subject to specified limitations. In addition, from the period beginning on the first December 31st following marketing approval by the FDA for our drug product containing naltrexone and continuing through the term of the supply agreement, we are required to purchase from Cilag a specified percentage of our requirements for naltrexone intended for commercial sale in our drug products containing naltrexone, provided that certain terms and conditions are met.

The term of the supply agreement commenced in January 2009 and shall continue in effect until the date that is four years from the period beginning on the first December 31st following marketing approval by the FDA for our drug product containing naltrexone. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the agreement is assigned for the benefit of creditors. In addition, we may terminate the agreement effective immediately upon written notice in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone, (b) our drug product containing naltrexone fails during clinical trials and we withdraw our NDA, (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of a drug product containing naltrexone, or (d) a legal proceeding shall be instituted against Cilag, which is reasonably likely to materially adversely affect Cilag’s ability to properly perform under the agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

During any period during the term of the supply agreement in which Cilag for any reason, including, without limitation, a force majeure, fails to deliver the requisite quantities of naltrexone included in any firm commitment purchase order placed by us, within a specified period after the date of delivery confirmed in writing by Cilag or if Cilag otherwise anticipates or notifies us that it will be unable to make delivery of all or a portion of the ordered naltrexone within a specified period after the confirmed date of delivery, then we may refuse such late shipment of naltrexone from Cilag and purchase such quantities under such firm commitment purchase order through a substitute third party supplier. In the event Cilag regains its ability to resume supplying under the supply agreement, our right to purchase naltrexone from the substitute supplier shall terminate.

To date, all of our purchases of API have been completed by purchase order. Other than our supply agreement with Cilag, we have no long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all.

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

Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that blocks the absorption of fat in the gastrointestinal tract. In 2007, Xenical accounted for approximately 623,000 prescriptions in the United States, or approximately $93 million in sales, according to IMS Health. Orlistat was launched in 2007 over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name allí. According to GlaxoSmithKline, in 2008, allí, which is sold over-the-counter, accounted for approximately $105 million in sales.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., among others. With the exception of Vivus, Inc., most of these efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early plateau typically seen. In addition, several agents in a new therapeutic class called cannabanoid antagonists have recently failed or been withdrawn from the market.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or who are experiencing obesity-related complications such as diabetes. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Device implantation, such as neuromodulation, is a therapy not yet approved by the FDA and which has yet to be widely adopted within the medical community. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic Inc., and Satiety, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

In addition, we may face competition from generic products. Each of bupropion, naltrexone and zonisamide is available in generic form. However, we have undertaken strategies which we believe may impede potential competition from generic products. Supplementing our existing composition patents and patent applications, we have developed formulations and dosages of Contrave and Empatic that we believe may improve patient outcomes and provide further barriers to entry for potential competitors. We believe there cannot be an AB-equivalence designation for the generic versions of the constituents comprising Contrave and Empatic because of differences in pharmacokinetics between the existing generically available formulations and doses and the formulations and doses we plan to use. For naltrexone and zonisamide, we have selected dosages and are using formulations that are not currently available in generic form and create a different pharmacokinetic profile from the generic forms of these drugs. For bupropion, we are utilizing dosages that are not currently generically available. We believe that our issued, composition and methods-of-use patents will prevent generic firms from manufacturing comparable formulations and from marketing the constituent compounds together. In addition, we believe that practitioners who are seeking to prescribe safe and effective therapy are not likely to prescribe off-label generics in place of Contrave or Empatic because the dosages, pharmacokinetic profile and titration regimens for Contrave and Empatic would not be available using existing generic preparations. Moreover, while general practitioners are the primary prescribers of anti-obesity therapies and are generally familiar with bupropion, they are not the primary prescribers of the other constituents of our product candidates, naltrexone and zonisamide. Accordingly, we believe that general practitioners will be unlikely to prescribe generic compounds with which they are unfamiliar. As a result, we believe that we have established a position with both Contrave and Empatic that will limit generic competition.

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

All states currently provide outpatient prescription drug coverage under their Medicaid programs. States that elect to offer outpatient prescription drug coverage must, with certain exceptions, provide coverage for all FDA-approved drugs of every manufacturer that has entered into a rebate agreement with HHS under the Medicaid Rebate Program. For example, states may exclude coverage for certain drugs including drugs to treat anorexia, weight gain and weight loss. In 2000, 32 out of 44 Medicaid programs surveyed by the Kaiser Commission excluded these drugs. More recent data suggests that state Medicaid programs may have increased coverage for certain anti-obesity drugs. For example, Meridia (sibutramine) and Xenical (orlistat) are listed on the formularies of 52% and 58% of state Medicaid programs, respectively.

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

Private Commercial Plans

There is a wide range of coverage by private commercial plans for Meridia and Xenical. Based on data obtained from Fingertip Formulary databases, almost half of commercial plans reviewed (excluding Blue Cross Blue Shield) listed Meridia and Xenical on their formularies, typically in a Tier 3 position. In general, plans offer coverage for oral weight loss products only if the benefit is selected by employer groups. Many plans require prior authorization. Thus, our product candidates for obesity, if approved, may not achieve broad coverage. Moreover, the amount of any coverage provided under the various plans may be minimal. Medicare is a key player in setting trends for coverage of obesity treatments. Private payers may be more likely to add coverage of weight loss products if Medicare provides coverage. We do not expect the success of our obesity product candidates to be entirely contingent on third-party payer coverage and reimbursement, but rather, on acceptance by physicians and people who want to lose weight and are willing to pay for the drugs out of pocket.

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

Because our product candidates are fixed-combination prescription drugs, we will need to comply with the FDA’s regulation that requires each component of each product to make a contribution to the claimed effects. This means that our clinical trials for our product candidates will need to evaluate the combination as compared to each component separately and to placebo. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. The cost of preparing and submitting an NDA is substantial. The FDA has agreed to certain performance goals in the review of NDAs. It is likely that the NDAs, if any, for Contrave and Empatic will be reviewed on a ten-month cycle by the FDA. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than us.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to products previously approved by the FDA, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness based on certain preclinical or clinical studies. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. We intend to submit our initial NDAs for Contrave and Empatic under Section 505(b)(2), based on the extensive safety information that has been collected for the approved drug products that are incorporated in these product candidates. To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the studies conducted for an approved product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the patent holder and the NDA holder. If and when we submit our NDAs for Contrave and Empatic, we intend to make paragraph IV certifications that our product candidates do not infringe the bupropion patents listed in the Orange Book and send the appropriate notice to the patent holder and NDA holder once we receive confirmation from the FDA that our NDA is sufficiently complete to permit a substantive review. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources.

The Prescription Drug User Fee Act, which has been reauthorized three times by Congress, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($1,247,200 in the FDA’s Fiscal Year 2009) and will likely increase in future years. The statute provides for waiver of the application fee for the first NDA for a small business under certain circumstances, and we may meet the requirements for this waiver for our first NDA. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees currently exceeding $425,000 per manufacturing establishment and $71,000 per product. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, assuming we conduct or sponsor a new clinical investigation that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a generic drug application or, in some cases, another 505(b)(2) application for a drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Manufacturing cGMP Requirements

We and our contract manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practice, or cGMP, regulations. cGMP regulations require, among other things, quality control, and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products for commercial distribution. We and our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including Warning Letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Other Regulatory Requirements

The recently enacted Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA the authority to require a drug-specific risk evaluation mitigation strategy, or REMS, to ensure the benefits of the drug outweighs the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, a sponsor must submit a proposed REMS as part of its application, or if the request is made post-approval, not later than 120 days after the FDA notifies the drug sponsor. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on how a drug may be prescribed or dispensed or other measures that the FDA deems necessary to assure the safe use of the drug.

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

With respect to post-market product advertising and promotion, the FDA prohibits, restricts or otherwise imposes regulatory requirements on certain activities, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal civil and criminal investigations and prosecutions. State enforcement actions relating to promotional violations are also becoming more common.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the federal government has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.

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

DEA Regulation

Naltrexone, one of the components of Contrave, is manufactured from semi-synthetic opiates. Although naltrexone is not a narcotic or a controlled substance, manufacturing of naltrexone active pharmaceutical ingredient, or API, is subject to regulation by the U.S. Drug Enforcement Administration, or DEA, because the starting material is regulated. Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our third-party suppliers of naltrexone must be registered by the DEA in order to engage in these activities, and are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. The manufacturers must also obtain an annual quota from the DEA to obtain sufficient material to manufacture substances derived from opiates. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of DEA registration, injunctions, or civil or criminal penalties. The failure to obtain adequate quota can also limit the manufacturing capacity of the manufacturer.

Employees

As of March 6, 2009, we had 42 full-time employees and one part-time employee, consisting of clinical development, regulatory affairs, marketing and administration. We consider our relations with our employees to be good.

About Orexigen

We were incorporated in Delaware in September 2002. Our principal offices are located at 3344 N. Torrey Pines Court, Suite 200, La Jolla, California 92037, and our telephone number is (858) 875-8600. Our website address is www.orexigen.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

We are largely dependent on the success of our two obesity product candidates in clinical development: Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and EmpaticTM (zonisamide /bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.

We currently have only a limited number of product candidates in clinical development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

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

With respect to Contrave, we submitted to the FDA in October 2006 the 24 week results of our Phase II clinical trial, which we characterize as a Phase IIb trial because we believe the results from this clinical trial provide sufficient evidence of the superiority of the combination drug therapy to the individual monotherapies in the treatment of obesity. We received correspondence from the FDA in December 2006 in which the FDA agreed that our future pivotal studies for Contrave could be performed against placebo only. This understanding was confirmed in our end-of-Phase-II meeting with the FDA in October 2007. While the FDA has provided us with guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo, we may not be able to achieve these requirements or replicate the results observed in our earlier Phase II, IIb and Phase III clinical trials. Furthermore, the FDA’s guidelines were set forth in correspondence and not in the form of a special protocol assessment and, therefore, may change in the future. However, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. We believe the design of our ongoing pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance, and we therefore have not revised, and do not intend to revise, the design of our trials in response to the guidance.

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

We are in the process of finalizing our commercial formulation. As a result, we will need to demonstrate comparable bioequivalence between the formulations of Contrave used in our Phase III clinical trials and the commercial formulation of Contrave we intend to launch. If we are unable to demonstrate that the Contrave formulations used in our Phase III clinical trials are bioequivalent to the formulation we intend to launch commercially, then we may be required to conduct additional clinical trials or repeat some or all of our Phase III clinical trials, or we may need to develop an alternative commercial formulation that is bioequivalent. As a result, our ability to obtain approval of Contrave, if any, may be delayed.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, in the first Phase III clinical trial evaluating Contrave, NB-302, patients experienced various adverse events including nausea, uticaria, or skin rash, anxiety, dizziness, constipation, insomnia and headaches. In addition, in NB-302 there were two serious adverse events, or SAEs, that investigators deemed possibly related to Contrave. These SAEs were gall bladder inflammation, or cholestycitis, which is common in obese people, especially those who rapidly lose weight as was the case in these patients.

The most common side effects reported in our first Phase IIb trial of Empatic were headache, nausea, insomnia, anxiety and dry mouth. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in its current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate (in particular, depression, suicidality and seizures) and the potential for long-term use of the product by patients.

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

The other constituent of Contrave, naltrexone, has been approved by the FDA for the treatment of alcohol and opioid dependence. The FDA has directed the manufacturers of naltrexone for these indications to include in their product labels a “black box” warning and expanded warnings statements regarding hepatotoxicity, or liver toxicity. A similar warning statement may be required on labeling for Contrave.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. Although this case is a complicated one with a number of plausible, alternative etiologies, it has been reported by the investigator as an SAE and possibly related to Empatic.

Recently the FDA issued an alert based on updated clinical data that treatment with zonisamide can cause metabolic acidosis in some patients. Metabolic acidosis is a disturbance in the body’s acid-base balance that results in excessive acidity in the blood. The FDA recommended that healthcare professionals monitor for metabolic acidosis at the start of treatment with zonisamide and periodically during treatment with zonisamide even in the absence of symptoms. We have been monitoring for metabolic acidosis in all of our Empatic clinical trials, and we have not observed any clinically meaningful cases of metabolic acidosis. A warning statement about metabolic acidosis may be required on labeling for Empatic.

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

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up; and

•	collecting, reviewing and analyzing our clinical trial data.

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

We currently rely primarily on Metropolitan Research Associates, or MRA, a CRO, to conduct our clinical trials for Contrave and Empatic, and we may depend on other CROs and independent clinical investigators to conduct our clinical trials in the future. We utilize the services of inVentiv Clinical Solutions LLC to conduct our data management. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection, review and analysis of data. CROs and investigators are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If MRA, inVentiv, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it may delay the submission and potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, and the subsequent compilation, review and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data may be delayed or compromised. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs also contract to provide services for our competitors, it could adversely affect our business.

We expect intense competition in the obesity marketplace for Contrave and Empatic, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Roche Laboratories Inc., and Meridia® (sibutramine), marketed by Abbott Laboratories. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Both orlistat and sibutramine are marketed by pharmaceutical companies with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for, our product candidates.

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., among others. Based on reports from these companies, it appears that some of these drug product candidates are entering into later stage clinical trials.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd, EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic Inc., and Satiety, Inc. are all active in this space and may have substantially greater resources than we have.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. In addition, should both Contrave and Empatic be approved to treat obesity, these product candidates may compete with one another. We are developing Contrave to treat mild to moderate obesity, especially in women with food craving. We are developing Empatic to treat more severe obesity, especially in men and in women beyond the childbearing years. While we intend to direct each product candidate to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and, if approved, any potential label for Contrave and Empatic would be expected to refer to obesity generally. There is no guarantee that we will be successful in marketing Contrave and Empatic to their respective target markets or minimizing competition between them.

Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.

Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave and Empatic are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication.

With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product candidates, as well as the differences in their approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Contrave and Empatic, which could significantly diminish their market potential.

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

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence or establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our product candidates. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates.

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our planned NDAs will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. When we submit our NDAs for Contrave and Empatic, we intend to make paragraph IV certifications that our products do not infringe the bupropion SR formulation patents listed in the Orange Book, and send the appropriate notice to the patent holder and NDA holder once we receive confirmation from the FDA that our NDA is sufficiently complete to permit a substantive review. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, assuming we conduct or sponsor a new clinical investigation that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a marketing application for a drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “black box” warning related to concerns regarding antidepressants, anticonvulsants, naltrexone or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development or commercial launch of our product candidates.

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

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act. As such, manufacturers of naltrexone API must be registered by the Drug Enforcement Administration, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our ability to complete our clinical trials and commercially launch Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

Historically, all of our purchases of API have been completed by purchase orders. In January 2009, we entered into a supply agreement with Cilag GMBH International, or Cilag, pursuant to which Cilag will manufacture commercial supplies of naltrexone for use in our drug products. The supply agreement shall continue in effect until four years from the period beginning on the first December 31st following marketing approval by the FDA for a drug product of ours containing naltrexone. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. In addition, we may terminate the supply agreement effective immediately upon written notice in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling a finished product containing naltrexone, (b) the product containing naltrexone fails during clinical trials and we withdraw our NDA, (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of a product containing naltrexone, or (d) a legal proceeding shall be instituted against Cilag, which is reasonably likely to materially adversely affect Cilag’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the agreement upon specified written notice of a failure by the other party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

We have no other long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, even if and when our product candidates are approved, we may not be able to successfully commercialize these product candidates if we are unable to secure long-term supply commitments for all of their API components.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us, our ability to provide product candidates to patients in our clinical trials or to commercially launch a product candidate would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

As of March 6, 2009, we had 42 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We outsource many key functions of our business and therefore rely on a substantial number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we may acquire, in-license, develop and/or market additional products and product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management. In December 2008, Gary D. Tollefson, M.D., Ph.D., resigned as our President and Chief Executive Officer. Although Eckard Weber, M.D. is currently serving as our Interim President and Chief Executive Officer, we have engaged a search firm and are actively searching for a permanent replacement for these positions. We may not be able to find a suitable replacement for Dr. Tollefson, or any other members of our senior management that we may lose in the future, and our business may be harmed as a result. We are not aware of any key personnel who have plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The laws that may affect our ability to operate include:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which promote pharmaceutical products and provide coding and billing advice to customers;

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. Federal legislation, the Physician Payments Sunshine Act of 2009, has been proposed and is moving forward in Congress. This legislation would require disclosure to the federal government of payments to physicians. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

Contrave is currently protected, in part, by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante and which we collectively refer to as the Dante patents. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent number 5,817,665 is expected to expire in March 2013. The Dante patents do not protect Contrave outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion), and thus provide coverage for Contrave.

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU and our license agreement with Duke University, or Duke. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries and cannot provide assurance that they will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified.

A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and has been registered in a number of EPO countries. However, there is no assurance that the claims in this patent will be sufficiently broad to protect Contrave in the EPO countries, nor that it will not be successfully challenged by a third party.

We have also filed patent applications in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. These filings seek to protect the formulations and use of SR oral naltrexone, an ingredient in Contrave, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all. If a competitor is willing to challenge the scope or validity of the Dante patents and/or the Weber/Cowley patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval.

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. In addition, Duke has filed international counterparts to the Gadde patent that are currently pending; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic, but we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product candidates.

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for certain of our product candidates in certain foreign countries, we do not currently have widespread patent protection for Contrave and Empatic outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

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

We have in-licensed and otherwise contracted for rights to our product candidates, and we may enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results. For example, our license agreement with Dr. Dante requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize Contrave. To the extent we are unable to comply with these obligations, the license may be terminated.

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

In addition to composition of matter patents and patent applications, we also have issued and filed method of use patents and patent applications. This type of patent protects the use of the product only for the specified method. However, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and our Contrave titration packs, Empatic titration packs and bottles used to package these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. For example, we are developing our commercial formulation of Contrave, and we could be exposed to potential patent infringement liability from third parties who hold patents on various formulations of bupropion and naltrexone.

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

Although we have entered into a settlement agreement designed to prevent the parties to the agreement from asserting infringement and other specified claims against Empatic in the United States, and abroad, disputes with third parties relating to Empatic could nevertheless affect our intellectual property rights.

In June 2004, we jointly filed a lawsuit with Duke, against Elan Corporation, plc, Elan Pharma International Ltd. and Elan Pharmaceuticals, Inc., which we refer to collectively as Elan, Eisai, Inc. and Eisai Co., Ltd., which we refer to together as Eisai, and Julianne E. Jennings, a former employee of Elan, in the U.S. District Court for the Middle District of North Carolina, Durham Division, to resolve a dispute over rights in an invention relating to the use of zonisamide to treat obesity. We alleged in this lawsuit that scientists at Duke made the invention, and that Elan improperly used information supplied by the Duke scientists to file a U.S. patent application on the invention, in which Ms. Jennings (then an Elan product manager) is named as the sole inventor. This patent application was later assigned by Elan to Eisai. Duke also filed a U.S. patent application on the invention at issue, which patent application is exclusively licensed to us and, as discussed above, was issued by the PTO in September 2008 as U.S. patent number 7,425,571. In December 2006, we, Elan, Eisai, Duke and Ms. Jennings entered into a settlement agreement to settle the lawsuit. Upon execution of the settlement agreement, the lawsuit was dismissed with prejudice.

Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of the United States or any state within the United States existing as of the date of the settlement agreement that arise out of or relate to the lawsuit or the specified Duke and Eisai patents that may issue from certain patent applications claiming the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions. In addition, if Elan, Eisai or Ms. Jennings obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Eisai patent application, Elan, Eisai and Ms. Jennings have each agreed that they will not assert such patent against any of our products containing zonisamide in combination with any other active pharmaceutical agent, including bupropion. Likewise, for any U.S. patent obtained by Duke containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Duke patent application, we and Duke have agreed that we will not assert any such patent against Elan, Eisai or Ms. Jennings for any conduct relating to Zonegran, which is a zonisamide product currently marketed by Eisai. As discussed above, U.S. patent number 7,425,571, a patent having such claims, was issued by the PTO.

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

Although we have resolved the U.S. lawsuit and entered into a settlement agreement containing terms that would prevent Eisai, Elan and Ms. Jennings from asserting specified U.S. patents against our Empatic product and have entered into a settlement agreement containing terms that would prevent Eisai from asserting specified foreign patents against our Empatic product, there is no assurance that the parties will abide by these settlement agreements. There also is no assurance that Eisai, Elan and/or Ms. Jennings do not have, or will not in the future obtain, other patent rights not covered by the settlement agreements that could be asserted against Empatic or our other product candidates. Furthermore, Elan and Ms. Jennings are not parties to the settlement agreement which resolves the foreign aspects of the dispute. Although PTO records indicate that Eisai has abandoned its pending patent application, it may take steps to revive the application. In the event that Eisai revives its application for use of zonisamide to treat obesity or other weight-related disorders, such actions may lead to initiation of a patent interference to determine whether Eisai or Duke invented first. The U.S. settlement agreement also contains terms that would not allow Eisai, Elan or Ms. Jennings to use any patent they may obtain by winning an interference to prevent the sale of our Empatic product, if approved. However, if Duke loses the interference then the additional protection for Empatic from U.S. patent number 7,425,571 will not be available to us.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on the Gadde patents covering Empatic and the Weber/Cowley patents covering Contrave are due to be paid to the PTO in several stages over the lifetimes of the patents. Future maintenance fees will also need to be paid on the Dante patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our issued and pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. In addition, we have received federal trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the central nervous system, and providing medical information in the field of disorders of the central nervous system. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan. We have received federal trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. We have received a Notice of Allowance from the PTO for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2008, we had an accumulated deficit of $200.2 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur for several years (we do not expect to file our first NDA until the first half of 2010), we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash and cash equivalents will be sufficient to fund the completion of our Phase III clinical trials for Contrave and the completion of our second Phase IIb clinical trial for Empatic. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt financing typically contains covenants that restrict operating activities. Our credit and security agreement, as amended, with GE Healthcare Financial Services is secured by a pledge of all of our assets other than, subject to certain limited exceptions, intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Any borrowings under the credit and security agreement, as amended, with GE Healthcare Financial Services or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, Inc., have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, commencing in fiscal year 2008 we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. Given the current economic instability, we cannot provide assurance that we will not experience losses on these investments.

Negative conditions in the global credit markets may have an impact on the value of our investment securities.

Our investment securities consist primarily of money market funds, corporate debt obligations and U.S. government agency securities. We do not have any auction rate securities. Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. We maintain a small amount of cash and cash equivalents at one or more financial institutions that are not federally insured, guaranteed or supported. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In recent months, the volatility in the overall capital markets has reached unprecedented levels. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2008, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.55 to a high sale price of $14.34. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

As of March 6, 2009, our executive officers and directors and their affiliates together controlled approximately 44.6% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our credit and security agreement, as amended, with GE Healthcare Financial Services restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In December 2007, we entered into a lease agreement covering approximately 22,229 square feet of office space which we use as our corporate headquarters in La Jolla, California. In September 2008, we entered into an amendment to lease an additional 9,312 square feet bringing the total leased space to 31,541 square feet. In addition, we lease approximately 4,369 square feet of space in San Diego, California under a lease that expires in October 2011. We have subleased these premises. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “OREX” since April 26, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$11.04	$1.55
Third Quarter	12.28	7.25
Second Quarter	11.84	6.89
First Quarter	14.34	9.80

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$18.45	$12.83
Third Quarter	17.86	12.83
Second Quarter (beginning April 26, 2007)	19.15	12.50
First Quarter	N/A	N/A

On March 6, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $2.63. As of March 6, 2009, there were 49 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. The payment of dividends by us on our common stock is limited by our credit and security agreement, as amended, with GE Healthcare Financial Services. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

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

As of December 31, 2008, we had used approximately $76.6 million of the net proceeds from the offering, of which approximately $71.4 million was used to fund clinical trials for our two product candidates, Contrave® and Empatic™, and other operating activities, and approximately $5.2 million was used to repay our long-term debt. We have invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund ongoing research and development activities. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2008.

	Shares Issuable Upon Exercise of Outstanding Awards	Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:
2004 Stock Plan	2,003,467	$1.41	—
2007 Equity Incentive Award Plan	1,967,979	$11.43	2,412,239

The 2007 Equity Incentive Award Plan was adopted at the time of our initial public offering which coincided with our discontinuation of granting awards under the 2004 Stock Plan. Stock options under the 2007 Equity Incentive Award Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years, and have a ten-year life. The 2007 Equity Incentive Award Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 5% of our outstanding common stock on the applicable January 1, (ii) 2,000,000 shares of common stock, or (iii) a lesser amount determined by our board of directors. Effective January 1, 2009, our board of directors increased the shares available for issuance under the 2007 Equity Incentive Award Plan by 1,721,666 shares in accordance with the “evergreen” provision.

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

	April 26, 2007	December 31, 2008
Orexigen Therapeutics, Inc.	$100	$43
Nasdaq Composite Index	$100	$63
Nasdaq Biotechnology Index	$100	$89

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years Ended December 31,					Period From September 12, 2002 (Inception) to December 31, 2008
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$—	$—	$—	$174	$—	$174
License revenue	88	88	88	88	—	353

Total revenues	88	88	88	262	—	527
Operating expenses:
Research and development	79,261	50,253	22,586	9,709	6,145	169,118
General and administrative	15,651	10,657	5,870	3,386	1,590	37,822

Total operating expenses	94,912	60,910	28,456	13,095	7,735	206,940

Loss from operations	(94,824)	(60,822)	(28,368)	(12,833)	(7,735)	(206,413)
Other income (expense):
Interest income	3,115	3,901	872	744	47	8,679
Interest expense	(1,531)	(846)	(8)	—	(5)	(2,441)

Total other income (expense)	1,584	3,055	864	744	42	6,238

Net loss	(93,240)	(57,767)	(27,504)	(12,089)	(7,693)	(200,175)
Accretion to redemption value of redeemable convertible preferred stock	—	(10)	(31)	(24)	(13)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	(13,860)	—	—	(13,860)

Net loss attributable to common stockholders	$(93,240)	$(57,777)	$(41,395)	$(12,113)	$(7,706)	$(214,113)

Basic and diluted net loss per share(1)	$(2.76)	$(3.08)	$(18.87)	$(6.12)	$(5.01)

Shares used to calculate net loss per share(1)	33,762	18,757	2,193	$1,980	1,539

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$86,167	$85,454	$34,413	$27,647	$1,674
Working capital (deficit)	60,862	74,648	29,644	26,412	1,318
Total assets	91,908	91,320	36,810	28,114	1,750
Long-term debt, less current portion	8,800	11,072	—	—	—
Redeemable convertible preferred stock	—	—	45,897	45,866	10,928
Deficit accumulated during the development stage	(200,175)	(106,935)	(49,168)	(21,664)	(9,576)
Total stockholders’ equity (deficit)	53,794	64,883	(15,847)	(20,576)	(9,537)

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6—Selected Financial Data” and our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Item 1A—Risk Factors” and elsewhere in this annual report.

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which is in Phase III clinical trials, and Empatic™, which is in the later stages of Phase II clinical development. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic CNS activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are testing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for any product candidate.

We are a development stage company. We have incurred significant net losses since our inception. As of December 31, 2008, we had an accumulated deficit of $200.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

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

Revenues

We have generated approximately $527,000 in revenue from inception through December 31, 2008, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing our product candidates.

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

The following table summarizes our research and development expenses for the year ended December 31, 2008. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$66,834
Non-Obesity	3,758
Other	404

Subtotal	70,996
Internal costs	5,704
Stock-based compensation	2,561

Total research and development costs	$79,261

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

We expect our development expenses to decline in 2009 due to the completion of our Contrave Phase III program. Future development expenses will depend on our financial resources as well as decisions made with respect to our Empatic program. In the second quarter of 2007, we initiated our first two Phase III clinical trials for Contrave and in the fourth quarter of 2007, we initiated our last two Phase III clinical trials for Contrave. In July 2008, we initiated a Phase IIb clinical trial for Empatic. We anticipate all of these trials to be completed in the third quarter of 2009. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2011, if at all.

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

Other Income (Expense)

Other income consists of interest earned on our cash, cash equivalents and investment securities. Interest expense consists of interest incurred in connection with the $25.0 million credit and security agreement, as amended, with GE Healthcare Financial Services.

Income Taxes

At December 31, 2008, we have federal and state net operating loss carryforwards of approximately $172.5 million and $175.3 million, respectively. The federal and state loss carryforwards begin to expire in 2022 and 2012, respectively, unless previously utilized. At December 31, 2008, we have federal and state research and development tax credit carryforwards of $10.4 million and $7.9 million, respectively. The federal research and development tax credits begin to expire in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize our net operating loss, or NOL, and tax credit carryovers. Such limitations will result in approximately $900,000 of tax benefits related to NOL and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.

Beneficial Conversion Feature

During November 2006, we completed the sale of 8,771,930 shares of Series C convertible preferred stock for net proceeds of approximately $29.9 million. The Series C convertible preferred stock was sold at a price per share below the anticipated IPO price. Accordingly, pursuant to Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, we recorded a deemed dividend on the Series C convertible preferred stock of $13,859,649, which is equal to the number of shares of Series C convertible preferred stock sold multiplied by the difference between the estimated fair value of the underlying common stock and the Series C conversion price per share.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 were $7.1 million, $4.4 million and $2.3 million, respectively. At December 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $14.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

We calculate the fair value of stock option grants using the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities Exchange Commission Staff Accounting Bulletin No. 110, or SAB No. 110. This decision was based on the lack of relevant historical data due to our limited historical experience. For options granted during the year ended December 31, 2008, we have calculated a weighted average expected term of 6.1 years. In addition, due to our limited historical data, the estimated volatility reflects the application of Securities Exchange Commission Staff Accounting Bulletin No. 107, or SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available. For purposes of estimating the fair value of stock options granted during 2008 using the Black-Scholes model, we used estimated weighted average stock price volatility of 55.0%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 3.2% for the year ended December 31, 2008). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2008, 2007 and 2006, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2008, 2007 and 2006 based on historical experience.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. We do not anticipate that the adoption of FIN 48 will have a material effect on our effective tax rate in future periods.

Results of Operations

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Revenues. Revenues for each of the years ended December 31, 2008 and 2007 were $88,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses increased to $79.3 million for the year ended December 31, 2008 from $50.3 million in 2007. This increase of approximately $29.0 million was due primarily to an increase in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $27.6 million. The remaining increase is primarily the result of increases in salaries and personnel related costs totaling approximately $2.6 million and stock-based compensation costs totaling approximately $847,000, partially offset by a decrease in consulting fees of $2.2 million.

General and Administrative Expenses. General and administrative expenses increased to $15.7 million for the year ended December 31, 2008 from $10.7 million in 2007. This increase of $5.0 million was principally due to increases in stock-based compensation costs totaling approximately $1.9 million, increases in salaries and personnel related costs totaling $1.2 million, an increase in facilities expenses of $857,000 and an increase in costs related to consulting activities of $580,000.

Interest and Other Income. Interest income decreased to $3.1 million for the year ended December 31, 2008 from $3.9 million for the comparable period during 2007. This decrease of $786,000 was primarily due to lower interest rates partially offset by an increase in average cash and investment balances.

Interest Expense. Interest expense increased to $1.5 million for the year ended December 31, 2008 from $846,000 for the comparable period in 2007 primarily due to an increase of the amounts borrowed under the credit and security agreement, as amended, with GE Healthcare Financial Services, of which approximately $16.4 million is outstanding as of December 31, 2008.

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

Interest Expense. Interest expense increased to $846,000 for the year ended December 31, 2007 primarily due to the amortization of debt issuance costs incurred in connection with the $25.0 million credit and security agreement, as amended, with GE Healthcare Financial Services and interest expense on the $10.0 million and $8.0 million borrowed under the credit and security agreement in March 2007 and December 2007, respectively.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through December 31, 2008, we received net proceeds of approximately $238.6 million from the sale of shares of our preferred and common stock as follows:

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

As of December 31, 2008, we had $45.5 million in cash and cash equivalents and an additional $40.7 million in investment securities, available-for-sale. As of December 31, 2008, our holdings primarily consisted of treasury-backed money market funds, treasuries, and other instruments that are insured, guaranteed or supported by the U.S. federal government and some corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $74.7 million and $54.4 million for 2008 and 2007, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $15.4 million for 2008 and net cash used in investing activities was $40.3 million for the comparable period in 2007. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $75.8 million and $104.2 million for 2008 and 2007, respectively. The net cash provided for 2008 is primarily as a result of the public sale of common stock in January and February 2008 for aggregate net proceeds of $74.9 million. The net cash provided for 2007 is primarily the result of the sale of common stock in our initial public offering in May 2007 for aggregate net proceeds of $87.9 million and a $18.0 million draw against our credit and security agreement, as amended, with GE Healthcare Financial Services in March 2007.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs.

As a biopharmaceutical company focused on in-licensing and developing proprietary pharmaceutical product candidates, we have entered into license agreements to acquire the rights to develop and commercialize Contrave and Empatic. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004 at an exercise price of $0.10 per share, which expires in April 2014. We also paid Dr. Dante an upfront fee of $100,000 and may be required to make future milestone payments totaling up to $1.0 million upon the achievement of a milestone related to a regulatory event. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products.

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

In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. In July 2007, we entered into a first amendment to the credit and security agreement with Merrill Lynch Capital. The first amendment provided for, among other things, the extension of the period during which Merrill Lynch Capital was obligated to make advances under the credit and security agreement to us from June 30, 2007 to December 31, 2007. In November 2007, we entered into a second amendment to the credit and security agreement with Merrill Lynch Capital. The second amendment provided for, among other things, the increase of the total amount available for advances under the credit and security agreement from $17.0 million to $25.0 million, our obligation to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital is obligated to make advances to us under the credit and security agreement from December 31, 2007 to December 31, 2008. GE Healthcare Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services.

Under the credit and security agreement, we drew down $10.0 million, $8.0 million and $5.8 million in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at December 31, 2008 bear interest at an average rate of 7.7%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee equal to the greater of $1,190,000 or 5% of the total amounts borrowed under the credit facility. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least the next 12 months.

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

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2008 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Long-term debt obligations(1)	$16,391	$7,591	$8,800	$—	$—
Long-term liabilities(2)	1,190	—	1,190	—	—
Operating lease obligations	7,804	1,572	3,580	2,652	—
License obligations(3)	—	—	—	—	—

Total	$25,385	$9,163	$13,570	$2,652	$—

(1)	In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital, which was subsequently assigned to GE Healthcare Financial Services, providing for the potential borrowing of up to $17.0 million. In November 2007, the amount available for borrowing under the credit and security agreement was increased to $25.0 million. In March 2007, December 2007 and December 2008, we drew down $10.0 million, $8.0 million and $5.8 million, respectively, under the credit and security agreement.
(2)	Primarily represents fees due to the lender incurred in connection with our credit and security agreement, as amended, with GE Healthcare Financial Services due on the earlier of the repayment of total amounts borrowed or termination of the agreement.
(3)	License obligations do not include additional payments of up to $2.7 million due upon the occurrence of certain milestones related to regulatory or commercial events or potential payments of up to $5.7 million to Duke University should we receive milestone payments from Cypress under our agreement with Cypress (up to $3.7 million excluding milestone payments unrelated to sleep apnea). We may also be required to pay royalties on any net sales of the licensed products. License payments may be increased based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurement, related to its financial assets. We measure certain assets at fair value as disclosed in the footnotes to our quarterly and annual financial statements. The adoption of SFAS No. 157 did not have an impact on our financial statements.

On January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes investment securities, available-for-sale in the assets eligible for this treatment. We have not elected to account for any investment securities, available-for-sale using the provisions of SFAS No. 159. Currently, we record any unrealized gains or losses for investment securities, available-for-sale for the period in comprehensive income and in the equity section of the balance sheet.

On January 1, 2008, we adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. As our current collaborative agreement does not incorporate such a revenue- and cost-sharing arrangement, the adoption of EITF Issue No. 07-1 did not have an impact on our financial statements.

On January 1, 2008, we adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The adoption of EITF Issue No. 07-3 did not have an impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (SFAS No. 160). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company on January 1, 2009. Early adoption is not permitted. The Company does not expect that the adoption of SFAS No. 141R and SFAS No. 160 will have a material impact on its consolidated financial statements, but will change the manner in which potential future acquisitions and direct costs of acquisitions are reported.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents as of December 31, 2008 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways including making it more difficult for us to raise funds if necessary and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents that are not federally insured. Given the current economic instability, we cannot provide assurance that we will not experience losses on these investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying balance sheets of Orexigen Therapeutics, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and for the period from September 12, 2002 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orexigen Therapeutics, Inc. (a development stage company) at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and for the period from September 12, 2002 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), Orexigen Therapeutics, Inc’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 11, 2009

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$45,451	$28,967
Investment securities, available-for-sale	40,716	56,487
Prepaid expenses and other current assets	1,184	2,471

Total current assets	87,351	87,925
Property and equipment, net	2,059	924
Restricted cash	1,375	1,125
Other assets	1,123	1,346

Total assets	$91,908	$91,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,644	$4,114
Accrued expenses	13,166	4,340
Deferred revenue, current portion	88	88
Long-term debt, current portion	7,591	4,735

Total current liabilities	26,489	13,277
Deferred revenue, less current portion	1,058	1,147
Long-term debt, less current portion	8,800	11,072
Other long-term liabilities	1,767	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2008 and 2007, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at December 31, 2008 and 2007; 34,433,322 and 26,982,601 shares issued and outstanding at December 31, 2008 and 2007, respectively	34	27
Additional paid-in capital	253,782	171,571
Accumulated other comprehensive income	153	220
Deficit accumulated during the development stage	(200,175)	(106,935)

Total stockholders’ equity	53,794	64,883

Total liabilities and stockholders’ equity	$91,908	$91,320

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,			Period from September 12, 2002 (Inception) to December 31, 2008
	2008	2007	2006
Revenues:
Collaborative agreement	$—	$—	$—	$174
License revenue	88	88	88	353

Total revenues	88	88	88	527
Operating expenses:
Research and development	79,261	50,253	22,586	169,118
General and administrative	15,651	10,657	5,870	37,822

Total operating expenses	94,912	60,910	28,456	206,940

Loss from operations	(94,824)	(60,822)	(28,368)	(206,413)
Other income (expense):
Interest income	3,115	3,901	872	8,679
Interest expense	(1,531)	(846)	(8)	(2,441)

Total other income	1,584	3,055	864	6,238

Net loss	(93,240)	(57,767)	(27,504)	(200,175)
Accretion to redemption value of redeemable convertible preferred stock	—	(10)	(31)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	(13,860)	(13,860)

Net loss attributable to common stockholders	$(93,240)	$(57,777)	$(41,395)	$(214,113)

Net loss per share attributable to common stockholders—basic and diluted(1)	$(2.76)	$(3.08)	$(18.87)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	33,762	18,757	2,193

(1)	As a result of the issuance of 8,050,000 shares of common stock in the Company’s initial public offering in May 2007 and the conversion of the Company’s preferred stock into 16,462,231 shares of common stock upon completion of the Company’s initial public offering, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented. See Note 2 for further discussion.

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 12, 2002 (INCEPTION) TO DECEMBER 31, 2008

(In thousands)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 12, 2002 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder at $0.002 per share in exchange for services in September	—	—	—	—	650	1	—	—	—	—	—	—	1
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)

Balance at December 31, 2002	—	—	—	—	650	1	—	—	—	—	—	(1)	—
Issuance of common stock at $0.002 per share for cash in June, November and December	—	—	—	—	949	1	—	—	1	—	—	—	2
Issuance of common stock at $0.002 per share in exchange for services in December	—	—	—	—	443	—	—	—	1	—	—	—	1
Issuance of common stock at $0.002 per share in exchange for technology in December	—	—	—	—	76	—	—	—	—	—	—	—	—
Issuance of common stock options to consultant in exchange for services	—	—	—	—	—	—	—	—	1	—	—	—	1
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,881)	(1,881)

Balance at December 31, 2003	—	—	—	—	2,118	2	—	—	3	—	—	(1,882)	(1,877)
Issuance of Series A redeemable convertible preferred stock at $1.18 per share for cash in January, net of issuance costs	7,864	9,194	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock for conversion of notes payable and accrued interest in January	1,458	1,721	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock at $0.002 per share in exchange for technology in March	—	—	—	—	443	—	—	—	44	—	—	—	44
Issuance of common stock options to consultants in exchange for services in March	—	—	—	—	—	—	—	—	2	—	—	—	2
Accretion of redeemable convertible preferred stock to redemption value	—	13	—	—	—	—	—	—	(13)	—	—	—	(13)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,693)	(7,693)

Balance at December 31, 2004	9,322	10,928	—	—	2,561	2	—	—	36	—	—	(9,575)	(9,537)
Deferred employee stock based compensation related to issuance of stock options to employees	—	—	—	—	—	—	—	—	5,029	(5,029)	—	—	—

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,113	—	—	1,113
Stock-based compensation for common stock issued to consultants in exchange for services	—	—	—	—	—	—	—	—	2	—	—	—	2
Repurchase of common stock at $0.002 per share for cash in January	—	—	—	—	(267)	—	—	—	—	—	—	—	—
Exercise of common stock options at $0.10 per share for cash	—	—	—	—	59	—	—	—	6	—	—	—	6
Issuance of Series B redeemable convertible preferred stock for cash at $2.36 per share in April and May, net of issuance costs	—	—	14,831	34,915	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	13	—	10	—	—	—	—	(24)	—	—	—	(24)
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,089)	(12,089)

Total comprehensive loss													(12,136)

Balance at December 31, 2005	9,322	10,941	14,831	34,925	2,353	2	—	—	5,049	(3,916)	(47)	(21,664)	(20,576)
Reversal of deferred compensation upon adoption of FAS 123(R)	—	—	—	—	—	—	—	—	(3,916)	3,916	—	—	—
Exercise of common stock options at $0.10 and $0.60 per share for cash	—	—	—	—	45	—	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,258	—	—	—	2,258
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	17	—	—	—	—	(31)	—	—	—	(31)
Issuance of Series C convertible preferred stock for cash at $3.42 per share in November, net of issuance costs	—	—	—	—	—	—	8,772	9	29,932	—	—	—	29,941
Beneficial conversion feature—deemed dividend on issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	13,860	—	—	—	13,860
Beneficial conversion feature—deemed dividend of beneficial conversion feature for Series C convertible preferred stock	—	—	—	—	—	—	—	—	(13,860)	—	—	—	(13,860)

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,504)	(27,504)

Total comprehensive loss													(27,446)

Balance at December 31, 2006	9,322	10,955	14,831	34,942	2,398	2	8,772	9	33,299	—	11	(49,168)	(15,847)
Accretion of redeemable convertible preferred stock to redemption value	—	4	—	6	—	—	—	—	(10)	—	—	—	(10)
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs	—	—	—	—	8,050	8	—	—	87,883	—	—	—	87,891
Conversion of preferred stock in connection with initial public offering	(9,322)	(10,959)	(14,831)	(34,948)	16,462	17	(8,772)	(9)	45,899	—	—	—	45,907
Exercise of common stock options at $0.10, $0.60, $0.70 and $2.00 per share for cash	—	—	—	—	73	—	—	—	77	—	—	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,423	—	—	—	4,423
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	—	—	—	—	—	(57,767)	(57,767)

Total comprehensive loss													(57,558)

Balance at December 31, 2007	—	—	—	—	26,983	27	—	—	171,571	—	220	(106,935)	64,883
Issuance of common stock, net of issuance costs	—	—	—	—	7,326	6	—	—	74,904	—	—	—	74,910
Exercise of common stock options	—	—	—	—	124	1	—	—	184	—	—	—	185
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,123	—	—	—	7,123
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(93,240)	(93,240)

Total comprehensive loss													(93,307)

Balance at December 31, 2008	—	$—	—	$—	34,433	$34	—	$—	$253,782	$—	$153	$(200,175)	$53,794

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,			Period from September 12, 2002 (Inception) to December 31, 2008
	2008	2007	2006
Operating activities
Net loss	$(93,240)	$(57,767)	$(27,504)	$(200,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium (discount) on investment securities, available-for-sale	(1,588)	(2,476)	74	(3,956)
Amortization of debt issuance costs	250	203	8	461
Depreciation	447	138	44	642
Loss on disposal of fixed assets	—	—	—	4
Issuance of common stock in exchange for technology and services	—	—	—	47
Stock-based compensation	7,123	4,423	2,258	14,922
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,352	(2,249)	43	(1,119)
Accounts payable and accrued expenses	10,356	3,551	3,490	18,865
Other assets	157	(130)	(167)	(167)
Deferred rent	535	7	34	576
Deferred revenue	(88)	(88)	(88)	1,147

Net cash used in operating activities	(74,696)	(54,388)	(21,808)	(168,753)
Investing activities
Purchases of investment securities, available-for-sale	(125,049)	(134,814)	(21,447)	(315,998)
Maturities and sales of investment securities, available-for-sale	142,339	96,000	25,351	279,390
Purchases of property and equipment	(1,647)	(534)	(427)	(2,770)
Restricted cash	(250)	(970)	(125)	(1,375)

Net cash provided by (used in) investing activities	15,393	(40,318)	3,352	(40,753)
Financing activities
Proceeds from borrowings of long-term debt	5,800	18,000	—	23,800
Payments on borrowings on long-term debt	(5,215)	(2,193)	—	(7,408)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940	29,940
Proceeds from promissory notes	—	—	—	1,665
Costs paid in connection with loan agreement	—	(43)	(183)	(226)
Costs paid in connection with initial public offering	—	623	(623)	—
Proceeds from issuance of common stock, net of repurchases	75,095	87,968	7	163,077
Costs paid in connection with public offering	107	(107)	—	—

Net cash provided by financing activities	75,787	104,248	29,141	254,957
Increase in cash and cash equivalents	16,484	9,542	10,685	45,451
Cash and cash equivalents at beginning of period	28,967	19,425	8,740	—

Cash and cash equivalents at end of period	$45,451	$28,967	$19,425	$45,451

Supplemental Disclosure
Interest paid	$1,323	$581	$—	$1,904

Unrealized gain (loss) on investment securities, available-for-sale	$(67)	$209	$58	$153

Non-cash financing activities
Conversion of notes payable and accrued interest to redeemable convertible preferred stock	$—	$—	$—	$1,721

Accretion to redemption value of redeemable convertible preferred stock	$—	$10	$31	$78

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of December 31, 2008, had an accumulated deficit of $200.2 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

2. Summary of Significant Accounting Policies

Common Stock

In May 2007, the Company completed its initial public offering of 7,000,000 shares of its common stock at a public offering price of $12.00 per share. Net cash proceeds from the initial public offering were approximately $76.2 million, after deducting underwriting discounts, commissions and offering costs payable by the Company. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 16,462,231 shares of common stock. In May 2007, the underwriters exercised their overallotment option and purchased an additional 1,050,000 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts and commissions, of approximately $11.7 million.

In January 2008, the Company completed a public offering of 7,000,000 shares of its common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering were approximately $71.5 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts, of approximately $3.4 million.

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

Restricted Cash

Restricted cash represents certificates of deposit pledged as collateral for letters of credit issued by the Company in connection with the execution of operating leases in September 2006 ($125,000), December 2007 ($1.0 million) and December 2008 ($250,000).

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

Concentration of Revenue

Cypress Bioscience, Inc. (“Cypress”) accounted for 100%, 100%, 100% and 67% of revenue for the years ended December 31, 2008, 2007 and 2006, and for the period from September 12, 2002 (inception) to December 31, 2008, respectively. Eli Lilly and Company (“Eli Lilly”) accounted for 0%, 0%, 0% and 33% of revenue for the years ended December 31, 2008, 2007 and 2006, and for the period from September 12, 2002 (inception) to December 31, 2008, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses as of December 31, 2008.

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to clinical trials managed by the Company’s contract research organizations, license fees and salaries and related benefits. Clinical trial costs are a significant component of research and development expenses. These costs are accrued based on estimates of work performed, and require estimates of total costs incurred based on patients enrolled, progress of patient studies and other events. Clinical trial costs are subject to revision as the trials progress and revisions are charged to expense in the period in which they become known.

Patent Costs

All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates which will be in effect when the differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Revenue Recognition

The Company has entered into an agreement with Cypress which contains multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, non-refundable upfront fees are recognized over the period the related services are provided or over the period the Company has continuing involvement. Revenue from milestones is recognized as agreed upon scientific events are achieved, as long as the event is substantial and was not readily assured at the beginning of the arrangement.

During 2005, the Company entered into a collaborative research and development contract with Eli Lilly. The agreement was to provide research and development over a term of one year on a best efforts basis at which time the agreement terminated. Amounts received were recognized over the term of the agreement.

Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the prospective transition method and therefore, prior period results have not been restated. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock issued to Employees (“APB Opinion No. 25”), and its related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of, the adoption date is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS No. 123; however, those options issued prior to but unvested on January 1, 2006 and valued using the minimum value method are excluded from the options subject to SFAS 123(R). Compensation costs related to all equity instruments granted after January 1, 2006 is recognized at the grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis. No related tax benefits of the share-based compensation costs have been recognized since the Company’s inception.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2008	2007	2006
Expected life (in years)	6.1	6.1	6.2
Expected volatility	55.0%	70.0%	70.0%
Risk-free interest rate	3.2%	4.1%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$5.81	$9.46	$8.34

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110 (“SAB No. 110”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility reflects the application of SEC Staff Accounting Bulletin No. 107, (“SAB No. 107”), incorporating the historical volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Total stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 and for the period from September 12, 2002 (inception) to December 31, 2008 was comprised of the following (in thousands):

	Years Ended December 31,			Period from September 12, 2002 (Inception) to December 31, 2008
	2008	2007	2006
General and administrative	$4,562	$2,709	$1,649	$9,825
Research and development	2,561	1,714	609	5,097

	$7,123	$4,423	$2,258	$14,922

For the year ended December 31, 2008, stock-based compensation costs charged to general and administrative expense includes an incremental cost of approximately $600,000 related to modifications to Dr. Gary Tollefson’s stock option awards pursuant to his Resignation Agreement with the Company dated December 5, 2008. The modifications included the partial acceleration of vesting of his stock option awards and the extension of the period in which he could exercise his stock options for a period of two years after his termination.

At December 31, 2008, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $14.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation (included in the table above) within stockholders’ equity totaling $160,000, $264,000, $151,000 and $580,000 for the years ended December 31, 2008, 2007, 2006 and for the period from September 12, 2002 (inception) to December 31, 2008, respectively.

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive income (loss) for each of the years ended December 31, 2008, 2007 and 2006 has been reflected in the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit). Accumulated other comprehensive income (loss), which is included in Stockholders’ Equity (Deficit), represents unrealized gains and losses on investment securities, available-for-sale.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted average number of basic shares plus common stock equivalents outstanding during the period determined using the treasury stock method, if dilutive. Stock options and shares to be issued upon conversion of the redeemable convertible preferred stock are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended December 31, 2008, 2007 and 2006 because the inclusion of such shares would have had an anti-dilutive effect.

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(93,240)	$(57,777)	$(41,395)

Denominator:
Weighted average common shares outstanding	33,762	18,789	2,379
Weighted average unvested common shares subject to repurchase	—	(32)	(186)

Denominator for basic and diluted net loss attributable to common stockholders	33,762	18,757	2,193

Net loss attributable to common stockholders per share—basic and diluted	$(2.76)	$(3.08)	$(18.87)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2008	2007	2006
Common stock options	3,971	2,873	2,297
Common shares subject to repurchase	—	—	110
Redeemable convertible preferred stock (as converted)	—	—	16,462

	3,971	2,873	18,869

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

	Years ended December 31,
	2008	2007	2006
Numerator:
Net loss attributable to common stockholders	$(93,240)	$(57,777)	$(41,395)
Adjustment to eliminate accretion on preferred stock and beneficial conversion of series C preferred stock	—	10	13,891

Pro forma net loss	$(93,240)	$(57,767)	$(27,504)

Denominator:
Weighted average shares of common stock outstanding	33,762	18,757	2,193
Pro forma adjustment to reflect assumed conversion of preferred stock, as-if-converted	—	5,457	12,545

Denominator for pro forma basic and diluted net loss per share	33,762	24,214	14,738

Pro forma basic and diluted net loss per share	$(2.76)	$(2.39)	$(1.87)

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement, related to its financial assets. The Company measures certain assets at fair value as disclosed in the footnotes to its quarterly and annual financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

On January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes investment securities, available-for-sale in the assets eligible for this treatment. The Company has not elected to account for any investment securities, available-for-sale using the provisions of SFAS No. 159. Currently, the Company records any unrealized gains or losses for investment securities, available-for-sale for the period in comprehensive income and in the equity section of the balance sheet.

On January 1, 2008, the Company adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. As the Company’s current collaborative agreement with Cypress does not incorporate such a revenue- and cost-sharing arrangement, the adoption of EITF Issue No. 07-1 did not have an impact on the Company’s financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (SFAS No. 160). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company on January 1, 2009. Early adoption is not permitted. The Company does not expect that the adoption of SFAS No. 141R and SFAS No. 160 will have a material impact on its consolidated financial statements, but will change the manner in which potential future acquisitions and direct costs of acquisitions are reported.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2008 and December 31, 2007 (in thousands):

December 31, 2008	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$13,551	$46	$—	$13,597
U.S. government agency securities	Less than 1	29,521	107	—	29,628

		43,072	153	—	43,225
Less: cash equivalents		(2,509)	—	—	(2,509)

Total investment securities		$40,563	$153	$—	$40,716

December 31, 2007	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$49,194	$218	$(2)	$49,410
Corporate debt obligations	2-3	7,073	4	—	7,077

Total investment securities		$56,267	$222	$(2)	$56,487

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2008, 2007 and 2006.

4. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. The Company did not record a cumulative adjustment as a result of adopting SFAS No. 157.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$48,908	$48,908	$—	$—
Commercial paper	13,597	—	13,597	—
U.S. government agency securities	23,119	—	23,119	—

Total financial instruments owned	$85,624	$48,908	$36,716	$—

5. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2008	2007
Furniture and fixtures	5	$1,102	$311
Computer equipment and software	3 to 5	488	111
Leasehold improvements	5	477	42
Laboratory equipment	5	566	648

		2,633	1,112
Accumulated depreciation		(574)	(188)

Property and equipment, net		$2,059	$924

Depreciation expense was $447,000, $138,000, $44,000 and $642,000 for each of the years ended December 31, 2008, 2007, 2006 and the period from September 12, 2002 (inception) to December 31, 2008, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accrued preclinical and clinical trial expenses	$10,513	$2,079
Accrued compensation related expenses	1,763	1,760
Accrued legal and professional expenses	150	87
Other accrued expenses	740	414

	$13,166	$4,340

7. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital (the “Credit Agreement”) providing for potential borrowing until June 30, 2007 of up to $17.0 million. In March 2007, the Company drew down $10.0 million on the Credit Agreement. In July 2007, the Company entered into a First Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “First Amendment”). The

First Amendment provides for, among other things, the extension of the period during which Merrill Lynch Capital is obligated to make advances under the Credit Agreement to the Company from June 30, 2007 to December 31, 2007. In November 2007, the Company entered into a Second Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “Second Amendment”). The Second Amendment amends and restates certain provisions of the Credit Agreement as amended by the First Amendment. The Second Amendment provides for, among other things, the increase of the total amount available for advances under the Credit Agreement from $17.0 million to $25.0 million, the obligation of the Company to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital is obligated to make advances to the Company under the Credit Agreement from December 31, 2007 to December 31, 2008. In December 2008 and 2007, the Company drew down an additional $5.8 million and $8.0 million, respectively, under the Credit Agreement, as amended. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services.

The Company is required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the Credit Agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the Credit Agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of 1,190,000 or 5% of the total amounts borrowed under the Credit Agreement. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of December 31, 2008, $23.8 million has been drawn under this agreement. The average rate of interest on the amounts outstanding at December 31, 2008, which is fixed through maturity, is 7.7%.

At December 31, 2008, future minimum principal payments under the Credit Agreement, as amended, are as follows (in thousands):

Due in:
2009	$7,591
2010	6,384
2011	2,416
2012	—

16,391
Less current portion	(7,591)

$8,800

Included in other assets at December 31, 2008 and 2007 is approximately $1.4 million and $1.1 million, respectively, related to costs incurred in connection with the Credit Agreement, as amended. At December 31, 2008 and 2007, this amount includes $1.2 million and $900,000, respectively, which was earned by the lender upon the closing of the loan agreement and can be used to offset up to $1.2 million of the exit fee, which is payable upon the earlier of repayment of amounts borrowed or termination of the agreement. These costs are being amortized to interest expense over the term of the Credit Agreement, as amended, and such amortization totaled approximately $267,000, $203,000, $8,000 and $478,000 for each of the years ended December 31, 2008, 2007 and 2006, and for the period from September 12, 2002 (inception) to December 31, 2008, respectively.

Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and is for an initial term of 64 months. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit for $1.0 million. The letter of credit is collateralized by a certificate of deposit in the same amount, which is included in restricted cash in the accompanying balance sheet at December 31, 2008. The amount of security required will be reduced every 12 months until the 61st month of the lease term, at which time the amount of security required is zero. Rent expense is being recorded on a straight-line basis over the life of the lease. In September 2008, the Company entered into an amendment to lease to expand the office space at this location by 9,312 square feet. The initial term of the lease for this expanded space is for 52 months and will begin in April 2009 after the completion of tenant improvements. The monthly rental payments are adjusted on an annual basis. As security for the lease of additional space, the Company issued a letter of credit for $250,000 to the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount, which is included in restricted cash in the accompanying balance sheet at December 31, 2008. Rent expense is being recorded on a straight-line basis over the life of the lease for the expanded space.

In September 2006, the Company entered into a five-year operating lease for office facilities commencing on November 1, 2006. Monthly rental payments are adjusted on an annual basis and the lease expires in October 2011, with one option to renew for a three-year term on the same terms and conditions. As security for the lease, the landlord required a letter of credit for $125,000 through April 2009, at which time the security can be reduced to $70,000. The letter of credit is collateralized by a certificate of deposit in the same amount, which is included in restricted cash in the accompanying balance sheet at December 31, 2008 and 2007. The Company cannot withdraw from the certificate of deposit until all obligations have been paid and the bank’s obligation to provide the letter of credit terminates. In April 2008, the Company moved to its new corporate headquarters and vacated this facility. Effective September 2008, the Company entered into a sublease agreement with a third party for these office facilities for a term of 38 months. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded an expense of approximately $200,000 in the second quarter of 2008 to reflect the exit costs associated with this property.

Future minimum payments under the operating leases, including equipment leases, as of December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	$1,572
2010	1,781
2011	1,799
2012	1,661
2013	991
Thereafter	—

$7,804

Total rent expense for each of the years ended December 31, 2008, 2007 and 2006, and for the period from September 12, 2002 (inception) to December 31, 2008 was approximately $1.1 million, $215,000, $60,000, and $1.4 million, respectively.

Technology and License Agreements

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. At December 31, 2008, no royalty payments have been made or are payable under this agreement as the product has not been launched and sales have not commenced. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2008, the Company has paid a total of approximately $106,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

The term of the agreement generally extends until the last of the subject patent rights expire, which is expected to occur in March of 2025. The Company may unilaterally terminate the agreement and/or any licenses in any country upon specified written notice to OHSU. OHSU may terminate the agreement upon delivery of written notice if the Company commits a material breach of its obligations and fails to remedy the breach within a specified period or may immediately terminate the agreement upon the delivery of written notice concerning the occurrence of specified bankruptcy proceedings. In addition, upon written notice and the Company’s failure to remedy any of the following breaches within a specified period, OHSU may terminate or modify the agreement: if the Company cannot demonstrate to OHSU’s satisfaction that it has taken, or can be expected to take within a reasonable time, effective steps to achieve practical application of the licensed products and/or licensed processes; or if the Company has willfully made a false statement of, or willfully omitted, a material fact in any report required by the agreement; or if the Company commits a substantial breach of a covenant or agreement contained in the license.

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. As consideration for this license, the Company issued 442,624 shares of its common stock to Duke and may be required to make future milestone payments totaling $1.7 million upon the achievement of various milestones related to regulatory or commercial events. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company has the right to grant sublicenses to third parties, subject to an obligation to pay Duke a royalty on any revenue it receives under such sublicensing arrangements. In addition, the Company is obligated to pay Duke a specified royalty on sales of products which are covered by certain of the Company’s issued patents under the OHSU license agreement. At December 31, 2008, no such payments have been made or are payable under the Duke Agreement as the product has not been launched and sales have not commenced. In January 2005, the Company sublicensed the technology to Cypress for a non-refundable upfront payment of $1.5 million.

As a result of the Company’s sublicensing of the Duke technology to Cypress for specified uses, the Company may be required to make future payments to Duke of up to $5.7 million ($3.7 million excluding milestone payments related to sleep apnea, see further discussion below) upon Cypress’s achievement of various regulatory milestones. The term of the agreement generally extends until the last licensed patent right expires, which is expected to occur in 2023. Either party may terminate the agreement upon delivery of written notice if the other party commits fraud, willful misconduct, or illegal conduct of the other party with respect to the subject matter of the agreement. In addition, either party may terminate the agreement upon delivery of written notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified period. The Company may also voluntarily terminate the agreement upon delivery of written notice within a specified time period. Duke may terminate the agreement upon delivery of written notice if the Company fails to meet certain specified milestones of the agreement and fail to remedy such a breach within the specified period. In addition, Duke may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings.

Lee Dante, M.D.

In June 2004, the Company entered into a patent license agreement with Lee G. Dante, M.D. whereby the Company acquired an exclusive worldwide license to two U.S. patents. As consideration for this license, the Company paid upfront fees totaling $100,000 and granted Dr. Dante an option to purchase 73,448 shares of its common stock. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company will be required to make a one-time milestone payment to Dr. Dante in the amount of $1.0 million upon the occurrence of a specified regulatory event. The Company has the right to grant sublicenses of the patented technology to third parties, subject to its obligation to pay Dr. Dante a royalty on any revenue it receives from such arrangements. At December 31, 2008, no such payments have been made or are payable under this agreement as the technology has not been sublicensed, the product has not been launched and sales have not commenced.

The term of the agreement generally extends until the last licensed patent right expires, which is expected to occur in 2013. Either party may terminate the agreement upon delivery of written notice if the other party commits fraud, willful misconduct, or illegal conduct respect to the subject matter of the agreement. In addition, either party may terminate the agreement upon delivery of written notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified period. The Company may also voluntarily terminate the agreement upon delivery of written notice within a specified time period. In addition, Dr. Dante may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings.

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million is being recognized over 17 years, the estimated term of the agreement. In addition, Cypress is obligated to pay the Company a royalty on net sales of any products covered by the sublicensed technology. Cypress may also be required to make future milestone payments to the Company of up to $57.0 million upon its achievement of various regulatory milestones. In June 2006, Cypress announced that the results of a completed Phase IIa trial did not support continuing its development program for obstructive sleep apnea, one of the specified uses under the agreement. Therefore, the Company’s receipt of $20.0 million of milestone payments related to sleep apnea is unlikely at this time.

For each of the years in the three year period ended December 31, 2008 and for the period September 12, 2002 (inception) to December 31, 2008, the Company recognized revenues under this agreement of $88,000 and $353,000, respectively. At December 31, 2008 and 2007, deferred revenue under this agreement totaled $1.1 million and $1.2 million, respectively.

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

Eli Lilly and Company

In December 2004, the Company entered into a Drug Study Agreement with Eli Lilly whereby the Company and Eli Lilly would enter into a joint Drug Study program. Eli Lilly was required to make a payment of $87,000 upon execution of the agreement and $87,000 upon the completion of the pre-clinical study, which was completed in December 2005. For the period from September 12, 2002 (inception) to December 31, 2008, the Company recognized revenue totaling $174,000 under this agreement.

8. Stockholders’ Equity

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

Each share of Preferred Stock was automatically converted into common stock upon the closing of the initial public offering of 8,050,000 shares of the Company’s common stock in May 2007. All shares of the Company’s outstanding redeemable preferred stock were converted into an aggregate of 12,076,269 shares of common stock.

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

The Company accreted the carrying value of these securities to the Liquidation Preference and Redemption Value as of April 23, 2010, the earliest date on which the holders of Preferred Stock could require the redemption of the outstanding shares. The difference between the Carrying Value and the Liquidation Preference and Redemption Value of the Preferred Stock represented the amount of issuance costs remaining to be accreted.

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

Each share of Series C convertible Preferred Stock was automatically converted into common stock upon the closing of the initial public offering of 8,050,000 shares of the Company’s common stock in May 2007. All shares of the Company’s outstanding convertible preferred stock were converted into an aggregate of 4,385,962 shares of common stock.

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

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2008, options to purchase 2,003,467 shares have been granted and are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, the Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666 shares in accordance with an “evergreen” provision. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. At December 31, 2008, options to purchase 1,967,979 shares have been granted and are outstanding under the 2007 Plan.

The following table summarizes stock option transactions for the 2004 and 2007 Plans since inception:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2002 and 2003	—	$—
Granted	223,624	0.10

Outstanding at December 31, 2004	223,624	0.10
Granted	1,260,683	0.54
Exercised	(58,973)	0.10
Forfeited	(86,203)	0.10

Outstanding at December 31, 2005	1,339,131	0.52
Granted	1,240,444	1.86
Exercised	(45,000)	0.16
Forfeited	(237,513)	0.60

Outstanding at December 31, 2006	2,297,062	1.24
Granted	648,632	14.29
Exercised	(72,332)	1.06

Outstanding at December 31, 2007	2,873,362	4.19
Granted	1,805,058	10.57
Exercised	(124,286)	1.49
Forfeited	(582,688)	9.64

Outstanding at December 31, 2008	3,971,446	$6.37

The following table summarizes information about stock options outstanding under the 2004 and 2007 Plans at December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.10	146,670	1.1	$0.10	146,670	$0.10
$0.60	840,883	2.0	$0.60	840,883	$0.60
$0.70 - $2.00	925,706	6.0	$1.65	616,850	$1.68
$4.38 - $11.00	802,208	9.3	$9.14	72,707	$8.41
$11.34 - $15.45	1,255,979	8.3	$12.68	343,807	$13.17

$0.10 - $15.45	3,971,446	6.4	$6.37	2,020,917	$3.31

As of December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was approximately $8.7 million and $7.4 million, respectively. The aggregate intrinsic value of options exercised was $1.1 million, $990,000, $34,000 and $2.2 million during the year ended December 31, 2008, 2007, 2006 and the period from September 12, 2002 (inception) to December 31, 2008, respectively. At December 31, 2008, the weighted average remaining contractual term for options exercisable was 3.7 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2008:

Stock options issued and outstanding	3,971,446
Authorized for future option grants	2,412,239

6,383,685

9. Income Taxes

Significant components of the Company’s deferred tax assets are summarized at December 31, 2008 and 2007 are shown below. A valuation allowance has been established as realization of such assets has not met the more likely than not threshold requirement under SFAS 109.

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$69,827	$36,841
Research and development credits	12,408	6,376
Deferred revenue	467	503
Other, net	2,083	461

Total deferred tax assets	84,785	44,181
Less valuation allowance	(84,785)	(44,181)

	$—	$—

At December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $172.5 million and $175.3 million, respectively. The federal and state loss carryforwards begin to expire in 2022 and 2012, respectively, unless previously utilized. At December 31, 2008, the Company has federal and state research and development tax credit carryforwards of $10.4 million and $7.9 million, respectively. The federal research and development tax credits begin to expire in 2023 unless previously utilized and the state tax credits carry forward indefinitely.

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

In July 2006, the FASB issued Financial Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for

Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 as of January 1, 2007. Due to the valuation allowance, the adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. As a result of the adoption, the Company recorded a net decrease to deferred tax assets of approximately $651,000 and a corresponding reduction to valuation allowance. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Gross unrecognized tax benefits at the beginning of the year	$1,878	$768
Increases related to current year tax positions	1,774	1,110

Gross unrecognized tax benefits at the end of the year	$3,652	$1,878

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2008, would reduce the Company’s annual effective tax rate.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2008, the Company had no interest or penalties accrued for uncertain tax positions.

10. Litigation

On June 14, 2004, the Company and Duke jointly filed a lawsuit against Elan Corporation, plc, Elan Pharma International Ltd., Elan Pharmaceuticals, Inc. (collectively, “Elan”), Eisai, Inc., Eisai Co., Ltd. (together, “Eisai”) and a former employee of Elan to resolve a dispute over rights in an invention relating to the use of zonisamide to treat obesity. The Company and Duke allege that scientists at Duke made the invention, and that Elan improperly used information supplied by the scientists to file a patent application on the invention in which the former Elan employee is named as the sole inventor. This patent application was later assigned by Elan to Eisai. Duke also filed a U.S. patent application on the invention at issue, which patent application is exclusively licensed to the Company and was issued by the U.S. Patent and Trademark Office (“PTO”) in September 2008 as U.S. patent number 7,425,571.

On December 14, 2006, the Company, Elan, Eisai and the former Elan employee entered into a settlement agreement to settle the lawsuit. Upon execution of the settlement agreement, the lawsuit was dismissed with prejudice. Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the settlement agreement, released each other from all claims and demands arising under the laws of the United States or any state within the United States existing as of the date of the settlement agreement that arise out of or relate to the lawsuit or the specified Duke and Eisai patent applications. The releases do not apply to the parties’ rights with respect to claims and demands outside the United States (see following paragraph). In addition, each of Elan, Eisai and the former Elan employee have represented that they are not currently seeking and do not currently possess any patent rights in the United States relating to the use of zonisamide for the treatment of obesity or other weight-related disorders or conditions. In addition, Elan and the former Elan employee have agreed not to assert any such U.S. patent against the Company’s Empatic (formerly Excalia) product, which contains zonisamide and bupropion to treat obesity, even if Eisai later obtains a U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Eisai patent application. Likewise, if Duke obtains a

U.S. patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the Duke patent application, the Company and Duke have agreed that the Company will not assert any such patent against Elan, Eisai or the former Elan employee for any conduct relating to Zonegran, which is a zonisamide product currently marketed by Eisai. As stated above, U.S. patent number 7,425,571, a patent having such claims, was issued by the PTO.

In September 2007, the Company and Duke entered into a settlement agreement with Eisai, which resolves the foreign aspects of the dispute over rights in an invention relating to the use of zonisamide to treat obesity. Under the terms of the settlement agreement, the parties have, subject to limitations set forth in the agreement, released each other from all claims and demands arising under the laws of any country outside of the United States existing as of the date of the agreement that arise out of or relate to the lawsuit or certain specified Duke and Eisai foreign patents that may issue from certain patent applications claiming the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions. In addition, if Eisai obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the specified Eisai foreign patent applications, Eisai has agreed that it will not assert any such patent against the Company relating to Empatic, which contains zonisamide and bupropion and is being developed to treat obesity. Likewise, if Duke obtains a foreign patent containing a claim that encompasses the use of zonisamide as the sole active ingredient to treat obesity or other weight-related disorders or conditions that issues from or is based upon the specified Duke foreign patent applications, the Company and Duke have agreed that the Company will not assert any such patent against Eisai for any conduct relating to Zonegran, which is a zonisamide product currently marketed by Eisai.

The Company is not currently a party to any other material legal proceedings.

11. Related Party Transactions

During the year ended December 31, 2004 and 2003, two of the Company’s stockholders, which are affiliated venture funds, loaned the Company $15,000 and $1,650,000, respectively. The notes were interest bearing at an annual rate of 6.25% and were due in January 2004. During January 2004, the notes, and accrued interest totaling $55,747, were converted into 1,458,259 shares of Series A Preferred Stock.

During the years ended December 31, 2006 and 2005, the Company reimbursed a company, which is the general partner of the two stockholders venture funds, for expenses incurred on the Company’s behalf. These expenses, which included amounts for rent, totaled $0, $0, $28,000 and $194,000 for the years ended December 31, 2008, 2007 and 2006 and for the period September 12, 2002 (inception) to December 31, 2008, respectively. Rent expense paid under a month-to-month rental agreement to this founding stockholder totaled $0, $0, $23,500 and $55,000 for the years ended December 31, 2008, 2007 and 2006 and for the period September 12, 2002 (inception) to December 31, 2008, respectively.

During August 2006, the Company entered into a sponsored research agreement with OHSU, one of the Company’s stockholders, for work conducted by the laboratory of Dr. Michael Cowley, a former officer and employee of the Company. The agreement, which was terminated in February 2008, provided for payment by the Company to OHSU of up to approximately $847,500 over the 30 month term of the agreement, was primarily for the continuation of research underlying the license agreement entered into between the Company and OHSU in June 2003 (Note 7). Research expense paid under the terms of this agreement totaled $0, $461,000, $0 and $461,000 for the years ended December 31, 2008, 2007 and 2006 and for the period September 12, 2002 (inception) to December 31, 2008, respectively.

12. Employee Benefit Plan

During 2007, the Company adopted a 401(k) Plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The

Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the year ended December 31, 2008 and 2007, the Company’s matching contributions to the plan were approximately $133,000 and $29,000, respectively.

13. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$22	$22
Total operating expenses	24,006	23,677	25,101	22,128
Net loss	(23,214)	(23,113)	(24,787)	(22,126)
Net loss attributable to common stockholders	(23,214)	(23,113)	(24,787)	(22,126)
Net loss per common stockholder—basic and diluted(1)	$(0.73)	$(0.67)	$(0.72)	$(0.64)

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$22	$22
Total operating expenses	12,489	12,496	15,632	20,293
Net loss	(12,169)	(11,630)	(14,548)	(19,420)
Net loss attributable to common stockholders	(12,177)	(11,633)	(14,548)	(19,419)
Net loss per common stockholder—basic and diluted(1)	$(5.26)	$(0.63)	$(0.54)	$(0.72)

(1)	Net loss per common stockholder is computed independently for each of the quarters presented. Therefore the sum of the quarterly net loss per share will not necessarily equal the total for the year.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orexigen Therapeutics, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and for the period from September 12, 2002 (inception) to December 31, 2008 of Orexigen Therapeutics, Inc. and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 11, 2009

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2009 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2008.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. The following financial statements of Orexigen Therapeutics, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Page Number
Balance Sheets—December 31, 2008 and 2007	83
Statements of Operations—Years Ended December 31, 2008, 2007 and 2006 and Period from Inception (September 12, 2002) to December 31, 2008	84
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—Period from Inception (September 12, 2002) to December 31, 2008	85
Statements of Cash Flows—Years Ended December 31, 2008, 2007 and 2006 and Period from Inception (September 12, 2002) to December 31, 2008	88
Notes to Financial Statements	89

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(1)	Independent Director Compensation Policy

10.5#(1)	2007 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder

10.6(1)	Lease dated September 22, 2006 by and between the Registrant and Prentiss/Collins Del Mar Heights LLC

10.7†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Amendment to License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.9†(1)	Letter Agreement Amendment to License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.10†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.11†(1)	Amendment No. 1 to License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.12†(1)	Amendment No. 2 to License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.13†(1)	License Agreement dated June 1, 2004 by and between the Registrant and Lee G. Dante, M.D.

10.14†(1)	License Agreement dated January 3, 2005 by and between the Registrant and Cypress Bioscience, Inc.

10.15(1)	Credit and Security Agreement dated December 15, 2006 by and between the Registrant and GE Healthcare Financial Services

10.16(1)	Settlement Agreement dated December 14, 2006 by and among the Registrant, Duke University, Elan Corporation, plc, Elan Pharma International Ltd., Elan Pharmaceuticals, Inc., Eisai, Inc., Eisai Co., Ltd. and Julianne E. Jennings

10.17(1)	Master Agreement for Pharmaceutical Development Services dated February 16, 2007 by and between Registrant and Patheon Pharmaceuticals Inc.

10.18(3)	First Amendment to Credit and Security Agreement dated July 2, 2007 by and between the Registrant and GE Healthcare Financial Services

10.19(4)	Amendment No. 1 to Employment Agreement dated August 22, 2007 by and between the Registrant and Gary D. Tollefson

Exhibit Number	Description
10.20#(5)	Settlement Agreement dated September 12, 2007 by and among the Registrant, Duke University, Eisai, Inc. and Eisai Co. Ltd.

10.21(6)	Second Amendment to Credit and Security Agreement dated November 6, 2007 by and between the Registrant and GE Healthcare Financial Services

10.22(7)	Amendment No. 3 to License Agreement dated December 10, 2007 by and between the Registrant and Oregon Health & Science University

10.23(7)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.24(8)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.25(9)	Resignation Agreement dated December 4, 2008 by and between the Registrant and Gary D. Tollefson, M.D., Ph.D.

10.26††	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on August 28, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(6)	Filed with the Registrant’s Current Report on Form 8-K on November 8, 2007.
(7)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(9)	Filed with the Registrant’s Current Report on Form 8-K on December 5, 2008.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

By:	/s/ ECKARD WEBER
Eckard Weber, M.D. Interim President and Chief Executive Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ECKARD WEBER Eckard Weber, M.D.	Interim President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2009

/s/ GRAHAM K. COOPER Graham K. Cooper	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ LOUIS C. BOCK Louis C. Bock	Director	March 13, 2009

/s/ BRIAN H. DOVEY Brian H. Dovey	Director	March 13, 2009

/s/ JOSEPH S. LACOB Joseph S. Lacob	Director	March 10, 2009

/s/ MICHAEL F. POWELL, PH.D. Michael F. Powell, Ph.D.	Director	March 12, 2009

/s/ DANIEL K. TURNER III Daniel K. Turner III	Director	March 10, 2009

/s/ PATRICK MAHAFFY Patrick Mahaffy	Director	March 13, 2009