Form 10-Q
period 2009-03-31
Orexigen Therapeutics, Inc.
filed 2009-05-08
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of May 4, 2009, the registrant had 34,661,541 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	3
Unaudited Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 and the period from September 12, 2002 (Inception) to March 31, 2009	4
Unaudited Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 and the period from September 12, 2002 (Inception) to March 31, 2009	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	46

SIGNATURES	47

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,776	$45,451
Investment securities, available-for-sale	44,886	40,716
Prepaid expenses and other current assets	1,210	1,184

Total current assets	65,872	87,351
Property and equipment, net	1,554	2,059
Restricted cash	1,375	1,375
Other assets	1,074	1,123

Total assets	$69,875	$91,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,142	$18,810
Deferred revenue, current portion	88	88
Long-term debt, current portion	8,420	7,591

Total current liabilities	24,650	26,489
Deferred revenue, less current portion	1,036	1,058
Long-term debt, less current portion	6,631	8,800
Other long-term liabilities	1,773	1,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 34,661,541 and 34,433,322 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	35	34
Additional paid-in capital	255,194	253,782
Accumulated other comprehensive income	34	153
Deficit accumulated during the development stage	(219,478)	(200,175)

Total stockholders’ equity	35,785	53,794

Total liabilities and stockholders’ equity	$69,875	$91,908

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Period from September 12, 2002 (Inception) to March 31, 2009
	2009	2008
Revenues:
Collaborative agreement	$—	$—	$174
License revenue	22	22	375

Total revenues	22	22	549
Operating expenses:
Research and development	15,731	20,687	184,849
General and administrative	3,365	3,319	41,187

Total operating expenses	19,096	24,006	226,036

Loss from operations	(19,074)	(23,984)	(225,487)
Other income (expense):
Interest income	165	1,199	8,844
Interest expense	(394)	(429)	(2,835)

Total other income (expense)	(229)	770	6,009

Net loss	(19,303)	(23,214)	(219,478)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	(13,860)

Net loss attributable to common stockholders	$(19,303)	$(23,214)	$(233,416)

Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(0.73)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	34,611	31,942

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Period From September 12, 2002 (Inception) to March 31, 2009
	2009	2008
Operating activities
Net loss	$(19,303)	$(23,214)	$(219,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	127	57	769
Loss on sale/disposal of assets	83	—	87
Amortization of premium (discount accretion) on securities available-for-sale	127	(725)	(3,829)
Amortization of debt issuance costs	95	66	556
Stock-based compensation	1,216	1,444	16,138
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	273	1,847	(846)
Accounts payable and accrued expenses	(2,668)	2,109	16,197
Other assets	(47)	(1,026)	(214)
Deferred rent	8	—	584
Deferred revenue	(22)	(22)	1,125

Net cash used by operating activities	(20,111)	(19,464)	(188,864)
Investing activities
Purchases of securities available-for-sale	(31,189)	(70,758)	(347,187)
Maturities of securities available-for-sale	26,774	20,661	306,164
Purchases of property and equipment	(5)	—	(2,775)
Restricted cash	—	—	(1,375)

Net cash used in investing activities	(4,420)	(50,097)	(45,173)
Financing activities
Proceeds from issuance of common stock, net of repurchases	196	74,912	163,273
Proceeds from borrowings on long-term debt	—	—	23,800
Payments on borrowings on long-term debt	(1,340)	(1,015)	(8,748)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)
Costs paid in connection with public offering	—	107	—

Net cash provided by (used in) financing activities	(1,144)	74,004	253,813

Net increase (decrease) in cash and cash equivalents	(25,675)	4,443	19,776
Cash and cash equivalents at beginning of period	45,451	28,967	—

Cash and cash equivalents at end of period	$19,776	$33,410	$19,776

Supplemental disclosure
Non-cash operating activities
Receivable on sale of equipment	$300	$—	$300

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of March 31, 2009, had an accumulated deficit of $219.5 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The balance sheet as of December 31, 2008 has been derived from the audited financial statements as of December 31, 2008 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss attributable to common stockholders	$(19,303)	$(23,214)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	34,611	31,942

Basic and diluted net loss per share attributable to common stockholders	$(0.56)	$(0.73)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	4,085	3,010

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2009 and December 31, 2008 (in thousands):

March 31, 2009			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$4,737	$8	$—	$4,745
U.S. government agency securities	Less than 1	59,424	34	(8)	59,450

		64,161	42	(8)	64,195

Less: cash equivalents		(19,309)	—	—	(19,309)

Total investment securities		$44,852	$42	$(8)	$44,886

December 31, 2008			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$13,551	$46	$—	$13,597
U.S. government agency securities	Less than 1	29,521	107	—	29,628

		43,072	153	—	43,225

Less: cash equivalents		(2,509)	—	—	(2,509)

Total investment securities		$40,563	$153	$—	$40,716

5. Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. The Company did not record a cumulative adjustment as a result of adopting SFAS No. 157.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$37,791	$37,791	$—	$—
Commercial paper	4,745	—	4,745	—
U.S. government agency securities	21,659	—	21,659	—

Total financial instruments owned	$64,195	$37,791	$26,404	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2009	December 31, 2008
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	493	488
Leasehold improvements	5	477	477
Laboratory equipment	5	44	566

		2,116	2,633
Less accumulated depreciation and amortization		(562)	(574)

		$1,554	$2,059

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable	$4,762	$5,644
Accrued preclinical and clinical trial expenses	9,082	10,513
Accrued compensation related expenses	1,695	2,271
Accrued legal and professional expenses	168	150
Other accrued liabilities	435	232

	$16,142	$18,810

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended March 31,		Period from September 12, 2002 (Inception) to March 31, 2009
	2009	2008
Net loss, as reported	$(19,303)	$(23,214)	$(219,478)
Unrealized gains (losses) on marketable securities	(119)	323	34

Comprehensive loss	$(19,422)	$(22,891)	$(219,444)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2009 and 2008 was comprised of the following (in thousands):

	Three Months Ended March 31,		Period from September 12, 2002 (Inception) to March 31, 2009
	2009	2008
General and administrative	$575	$879	$10,400
Research and development	641	565	5,738

	$1,216	$1,444	$16,138

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2009	2008
Expected life (in years)	5.6	6.2
Expected volatility	55.0%	55.0%
Risk-free interest rate	2.0%	2.8%
Expected dividend yield	—	—

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

11. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 7.6% on amounts outstanding at March 31, 2009). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of March 31, 2009, $15.1 million is outstanding under this agreement.

At March 31, 2009, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2009	$6,251
2010	6,384
2011	2,416

15,051
Less: current portion	(8,420)

$6,631

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

For the three months ended March 31, 2009 and 2008 and for the period September 12, 2002 (inception) to March 31, 2009, the Company recognized revenues under this agreement of $22,000, $22,000 and $375,000, respectively. At March 31, 2009 and December 31, 2008, deferred revenue under this agreement totaled $1.1 million and $1.1 million, respectively.

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

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are a development stage company. We have incurred significant net losses since our inception. As of March 31, 2009, we had an accumulated deficit of $219.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

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

Revenues

We have generated approximately $549,000 in revenue from inception through March 31, 2009, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2009 and 2008. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2009	2008
Costs of external service providers:
Obesity	$13,245	$18,426
Non-Obesity	32	540
Other	104	88

Subtotal	13,381	19,054
Internal costs	1,710	1,068
Stock-based compensation	640	565

Total research and development expenses	$15,731	$20,687

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

We expect our development expenses to decline in 2009 due to the anticipated completion of our Contrave Phase III program. Future development expenses will depend on whether we must conduct additional clinical trials for Contrave, our financial resources, as well as decisions made with respect to our Empatic program. In the second quarter of 2007, we initiated our first two Phase III clinical trials for Contrave and in the fourth quarter of 2007, we initiated our last two Phase III clinical trials for Contrave. In July 2008, we initiated a Phase IIb clinical trial for Empatic. We expect to disclose the data publicly for all of these trials in the third quarter of 2009. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2011, if at all.

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

Other Income (Expense)

Other income consists of interest earned on our cash, cash equivalents and investment securities. Interest expense generally consists of interest incurred in connection with the $25.0 million credit and security agreement, as amended, with GE Healthcare Financial Services.

Income Taxes

As of December 31, 2008, we had federal and state net operating loss carryforwards of approximately $172.5 million and $175.3 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2022 for federal purposes and 2012 for state purposes. As of December 31, 2008, we had federal and state research and development tax credit carryforwards of approximately $10.4 million and $7.9 million, respectively. The federal tax credits will begin expiring in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize our net operating loss and tax credit carryovers. Such limitations will result in approximately $900,000 of tax benefits related to net operating loss and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate as long as we have a full valuation allowance on our deferred tax assets.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to accounting for research and development expenses and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the quarter ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as follows:

Fair Value of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS No. 157. We did not record a cumulative adjustment as a result of adopting SFAS No. 157.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and U.S Treasury securities as Level 1 assets. At March 31, 2009, our Level 1-classified investments totaled $37.8 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify our holdings in commercial paper, U. S. government agency securities and asset-backed securities as Level 2 assets. At March 31, 2009, our Level 2-classified investments totaled $26.4 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2009, we did not hold any Level 3-classified investments. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.

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

Results of Operations

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008

Revenues. Revenues for each of the three months ended March 31, 2009 and March 31, 2008 were $22,000, and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $15.7 million for the three months ended March 31, 2009 from $20.7 million for the comparable period during 2008. This decrease of approximately $5.0 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $5.9 million. The decrease in research and development expenses was partially offset by an increase in salaries and personnel related costs totaling approximately $594,000.

General and Administrative Expenses. General and administrative expenses increased to $3.4 million for the three months ended March 31, 2009 from $3.3 million for the comparable period during 2008. This increase of $46,000 was due primarily to an increase in salaries and personnel related costs, including relocation, of $346,000, an increase in recruiting expense of $210,000 and an increase in facilities costs totaling $175,000. The increase in general and administrative expenses was partially offset by a decrease in legal and accounting fees of approximately $405,000 and a decrease in stock-based compensation expense of $302,000.

Interest and Other Income. Interest income decreased to $165,000 for the three months ended March 31, 2009 from $1.2 million for the comparable period during 2008. This decrease of approximately $1.0 million was due to the decrease in average cash and investment balances and lower interest rates as compared to the same period in 2008.

Interest Expense. Interest expense decreased to $394,000 for the three months ended March 31, 2009 from $429,000 for the comparable period during 2008. This decrease was primarily due to a decrease in interest expense incurred on the $23.8 million borrowed under the credit and security agreement as of March 31, 2009.

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

As of March 31, 2009, we had $19.8 million in cash and cash equivalents and an additional $44.9 million in investment securities, available-for-sale. As of March 31, 2009, our holdings primarily consisted of treasury-backed money market funds, treasuries, other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. In addition, we have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $20.1 million and $19.5 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $4.4 million and $50.1 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2009 and the net cash provided by financing activities was $74.0 million for the three months ended March 31, 2008. The net cash used in financing activities for the three months ended March 31, 2009 was for payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended. The net cash provided by financing activities for the three months ended March 31, 2008 is primarily as a result of the public sale of common stock in January and February 2008 for aggregate net proceeds of $74.9 million.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at March 31, 2009 bear interest at an average rate of 7.6%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents as of March 31, 2009 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2008.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of May 4, 2009, we had 47 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Michael A. Narachi, our President and Chief Executive Officer. Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. If we lose any members of our senior management team, including Mr. Narachi, we may not be able to find suitable replacements, and our business may be harmed as a result. We are not aware of any key personnel who have plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2009, we had an accumulated deficit of $219.5 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In recent months, the volatility in the overall capital markets has reached unprecedented levels. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2009, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $2.14 to a high sale price of $6.94. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of March 31, 2009, our executive officers and directors and their affiliates together controlled approximately 44.2% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

As of March 31, 2009, we had used $87.9 million of the net proceeds from the offering, of which approximately $81.3 million was used to fund clinical trials for our two product candidates, Contrave® and Empatic™, and other operating activities, and approximately $6.6 million was used to repay our long-term debt. The amount and timing of our expenditures will depend on several factors, including the progress of our clinical trials and commercialization efforts as well as the amount of cash used in our operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1#(3)	Employment Agreement, dated March 31, 2009, between the Registrant and Michael Narachi

10.26†(4)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Current Report on Form 8-K on April 1, 2009.

(4)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009.

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 8, 2009	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Graham K. Cooper
Graham K. Cooper Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1#(3)	Employment Agreement, dated March 31, 2009, between the Registrant and Michael Narachi

10.26†(4)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Current Report on Form 8-K on April 1, 2009.

(4)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.