Form 10-Q
period 2009-06-30
Orexigen Therapeutics, Inc.
filed 2009-08-07
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

☐  Yes    ☒  No

As of August 3, 2009, the registrant had 46,434,171 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3
Unaudited Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008 and the period from September 12, 2002 (Inception) to June 30, 2009	4
Unaudited Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 and the period from September 12, 2002 (Inception) to June 30, 2009	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	46

SIGNATURES	47

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,573	$45,451
Investment securities, available-for-sale	37,434	40,716
Prepaid expenses and other current assets	1,665	1,184

Total current assets	47,672	87,351
Property and equipment, net	1,558	2,059
Restricted cash	1,290	1,375
Other assets	785	1,123

Total assets	$51,305	$91,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,930	$18,810
Deferred revenue, current portion	88	88
Long-term debt, current portion	7,966	7,591

Total current liabilities	23,984	26,489
Deferred revenue, less current portion	1,015	1,058
Long-term debt, less current portion	5,043	8,800
Other long-term liabilities	1,791	1,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 34,661,541 and 34,433,322 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	35	34
Additional paid-in capital	256,677	253,782
Accumulated other comprehensive income	44	153
Deficit accumulated during the development stage	(237,284)	(200,175)

Total stockholders’ equity	19,472	53,794

Total liabilities and stockholders’ equity	$51,305	$91,908

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2009
	2009	2008	2009	2008
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	22	44	44	397

Total revenues	22	22	44	44	571
Operating expenses:
Research and development	13,256	19,585	28,987	40,272	198,105
General and administrative	4,297	4,092	7,662	7,411	45,484

Total operating expenses	17,553	23,677	36,649	47,683	243,589

Loss from operations	(17,531)	(23,655)	(36,605)	(47,639)	(243,018)
Other income (expense):
Interest income	83	939	248	2,138	8,927
Interest expense	(358)	(397)	(752)	(826)	(3,193)

Total other income (expense)	(275)	542	(504)	1,312	5,734

Net loss	(17,806)	(23,113)	(37,109)	(46,327)	(237,284)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(17,806)	$(23,113)	$(37,109)	$(46,327)	$(251,222)

Net loss per share attributable to common stockholders - basic and diluted	$(0.51)	$(0.67)	$(1.07)	$(1.40)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	34,662	34,311	34,637	33,126

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period From September 12, 2002 (Inception) to June 30, 2009
	2009	2008
Operating activities
Net loss	$(37,109)	$(46,327)	$(237,284)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	244	183	886
Loss on sale/disposal of assets	83	—	87
Amortization of premium (discount accretion) on securities available-for-sale	201	(1,229)	(3,755)
Amortization of debt issuance costs	191	117	652
Stock-based compensation	2,699	3,014	17,621
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(181)	908	(1,300)
Accounts payable and accrued expenses	(2,879)	8,424	15,986
Other assets	147	181	(20)
Deferred rent	25	263	601
Deferred revenue	(44)	(44)	1,103

Net cash used by operating activities	(36,623)	(34,510)	(205,376)
Investing activities
Purchases of securities available-for-sale	(48,045)	(93,929)	(364,043)
Maturities of securities available-for-sale	51,017	63,161	330,407
Purchases of property and equipment	(126)	(1,528)	(2,896)
Restricted cash	85	—	(1,290)

Net cash provided by (used in) investing activities	2,931	(32,296)	(37,822)
Financing activities
Proceeds from issuance of common stock, net of repurchases	196	74,922	163,273
Proceeds from borrowings on long-term debt	—	—	23,800
Payments on borrowings on long-term debt	(3,382)	(1,924)	(10,790)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)
Costs paid in connection with public offering	—	107	—

Net cash provided by (used in) financing activities	(3,186)	73,105	251,771

Net increase (decrease) in cash and cash equivalents	(36,878)	6,299	8,573
Cash and cash equivalents at beginning of period	45,451	28,967	—

Cash and cash equivalents at end of period	$8,573	$35,266	$8,573

Supplemental disclosure
Non-cash operating activities
Receivable on sale of equipment	$300	$—	$300

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of June 30, 2009, had an accumulated deficit of $237.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The balance sheet as of December 31, 2008 has been derived from the audited financial statements as of December 31, 2008 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Further, subsequent events for these unaudited interim financial statements have been evaluated up to the issuance date of August 7, 2009.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 became effective for the Company on June 30, 2009 and its adoption did not have a material impact on its unaudited interim financial statements.

During the second quarter of 2009, the Company adopted three accounting pronouncements on the fair value of financial instruments issued by the FASB in April 2009:

SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS No. 157-4) amends SFAS No. 157 to provide additional guidance on estimating fair value when the markets become inactive and quoted prices may reflect distressed transactions.

SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements (SFAS No. 107-1).

SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (SFAS No. 115-2) provides new criteria for recording impairment charges on investments in debt instruments.

The Company adopted these accounting pronouncements on April 1, 2009 and their adoption did not have a material impact on its unaudited interim financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to common stockholders	$(17,806)	$(23,113)	$(37,109)	$(46,327)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	34,662	34,311	34,637	33,126

Basic and diluted net loss per share attributable to common stockholders	$(0.51)	$(0.67)	$(1.07)	$(1.40)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	6,797	3,393	6,797	3,393

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$4,247	$1	$—	$4,248
U.S. government agency securities	Less than 1	41,042	42	—	41,084

		45,289	43	—	45,332

Less: cash equivalents		(7,898)	—	—	(7,898)

Total investment securities		$37,391	$43	$—	$37,434

December 31, 2008			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$13,551	$46	$—	$13,597
U.S. government agency securities	Less than 1	29,521	107	—	29,628

		43,072	153	—	43,225

Less: cash equivalents		(2,509)	—	—	(2,509)

Total investment securities		$40,563	$153	$—	$40,716

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2009 and 2008.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

	Balance as of June 30, 2009	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$22,884	$22,884	$—	$—
Corporate debt obligations	4,248	—	4,248	—
U.S. government agency securities	18,200	—	18,200	—

Total financial instruments owned	$45,332	$22,884	$22,448	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2009	December 31, 2008
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	493	488
Leasehold improvements	5	597	477
Laboratory equipment	5	44	566

		2,236	2,633
Less accumulated depreciation and amortization		(678)	(574)

		$1,558	$2,059

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts payable	$7,546	$5,644
Accrued preclinical and clinical trial expenses	5,680	10,513
Accrued compensation related expenses	2,010	2,271
Accrued legal and professional expenses	337	150
Other accrued liabilities	357	232

	$15,930	$18,810

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2009
	2009	2008	2009	2008
Net loss, as reported	$(17,806)	$(23,113)	$(37,109)	$(46,327)	$(237,284)
Unrealized gains (losses) on marketable securities	9	(434)	(109)	(111)	44

Comprehensive loss	$(17,797)	$(23,547)	$(37,218)	$(46,438)	$(237,240)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2009 and 2008 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2009
	2009	2008	2009	2008
General and administrative	$783	$969	$1,358	$1,848	$11,183
Research and development	700	601	1,341	1,166	6,438

	$1,483	$1,570	$2,699	$3,014	$17,621

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life (in years)	6.2	6.3	6.1	6.3
Expected volatility	60.0%	55.0%	59.4%	55.0%
Risk-free interest rate	2.1%	3.3%	2.1%	3.1%
Expected dividend yield	—	—	—	—

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 7.5% on amounts outstanding at June 30, 2009). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of June 30, 2009, $13.0 million is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of June 30, 2009.

At June 30, 2009, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2009	$4,209
2010	6,384
2011	2,416

13,009
Less: current portion	(7,966)

$5,043

GlaxoSmithKline

In June 2009, the Company entered into a license agreement with SmithKline Beecham Corporation and Glaxo Group Limited (collectively “GSK”) for the licensing of certain intellectual property that expands the Company’s intellectual property position underlying Contrave. In exchange for undisclosed upfront payment and a future milestone payment, the Company secured non-exclusive rights to certain formulation patents related to bupropion, one of the constituents of Contrave.

The term of the license agreement generally extends on a country-by-country basis until the date of the expiration, lapse or invalidation of the last remaining patent or patent application within the licensed patents in such country. The Company may terminate the agreement with respect to any particular country or in its entirety at any time upon specified written notice to GSK. However, if the Company has not yet paid the potential future milestone payment, the Company may only exercise this termination right if it determines in good faith that the patent, medical/scientific, technical, regulatory or commercial profile of Contrave or a similar product candidate covered under the license agreement does not justify continued development and/or commercialization. Either party may terminate the agreement upon delivery of written notice if the other party is in material default or breach of its obligations and fails to remedy the breach within a specified period. In addition, either party may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings, and the agreement may be terminated by the mutual written agreement of both parties.

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million is being recognized over 17 years, the estimated term of the agreement. In addition, Cypress is obligated to pay the Company a royalty on net sales of any products covered by the sublicensed technology. Cypress may also be required to make future milestone payments to the Company of up to $57.0 million upon its achievement of various regulatory milestones. In June 2006, Cypress announced that the results of a completed Phase 2a trial did not support continuing its development program for obstructive sleep apnea, one of the specified uses under the agreement. Therefore, the Company’s receipt of $20.0 million of milestone payments related to sleep apnea is unlikely at this time.

For the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008, and for the period September 12, 2002 (inception) to June 30, 2009, the Company recognized revenues under this agreement of $22,000, $22,000, $44,000, $44,000, and $397,000, respectively. At June 30, 2009 and December 31, 2008, deferred revenue under this agreement totaled $1.1 million and $1.1 million, respectively.

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

11. Subsequent Events

Public Offering of Common Stock

In July 2009, the Company completed a public offering of 11,500,000 shares of its common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were approximately $81.6 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase 3 clinical trials, and Empatic™, which is in the later stages of Phase 2 clinical development. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic central nervous system activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. In July 2009, we announced the results of the remaining Phase 3 clinical trials for Contrave. We expect to submit a new drug application, or NDA, with the U.S. Food and Drug Administration for Contrave in the first half of 2010. We have not yet received regulatory approval for any product candidate.

We are a development stage company. We have incurred significant net losses since our inception. As of June 30, 2009, we had an accumulated deficit of $237.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In July 2009, we completed a public offering of 11,500,000 shares of our common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were approximately $81.6 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us.

Revenues

We have generated approximately $571,000 in revenue from inception through June 30, 2009, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2009 and 2008. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs of external service providers:
Obesity	$10,527	$16,476	$23,854	$34,902
Non-Obesity	—	899	—	1,439
Other	12	150	148	238

Subtotal	10,539	17,525	24,002	36,579
Internal costs	2,017	1,459	3,644	2,527
Stock-based compensation	700	601	1,341	1,166

Total research and development expenses	$13,256	$19,585	$28,987	$40,272

At this time, due to the risks inherent in the clinical trial process and given the stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect our development expenses to decline in the remainder of 2009 due to the completion of our Contrave Phase 3 program. Future development expenses will depend on whether we must conduct additional clinical trials for Contrave, our financial resources, as well as decisions made with respect to our Empatic program. We disclosed the data for the remaining three Contrave Phase 3 trials in July 2009. In July 2008, we initiated a Phase 2b clinical trial for Empatic. We expect to disclose the data from this trial in the second half of 2009. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2011, if at all.

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

There were no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of three months ended June 30, 2009 to three months ended June 30, 2008

Revenues. Revenues for each of the three months ended June 30, 2009 and June 30, 2008 were $22,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $13.3 million for the three months ended June 30, 2009 from $19.6 million for the comparable period during 2008. This decrease of approximately $6.3 million was due primarily to a decrease in expenses in connection with our Contrave Phase 3 clinical trials, related proprietary product formulation work and consulting activities totaling approximately $9.9 million. The decrease in research and development expenses was partly offset by an increase in license fees of $2.5 million, an increase in costs incurred in connection with the preparation for our NDA for Contrave of $560,000 and an increase in salaries and personnel related costs totaling approximately $506,000.

General and Administrative Expenses. General and administrative expenses increased to $4.3 million for the three months ended June 30, 2009 from $4.1 million for the comparable period during 2008. This increase of approximately

$200,000 was due primarily to an increase in salaries and personnel related costs of approximately $375,000. The increase in general and administrative expenses was partly offset by a decrease in stock-based compensation expense of approximately $185,000.

Interest Income. Interest income decreased to $83,000 for the three months ended June 30, 2009 from $939,000 for the comparable period during 2008. This decrease of $856,000 was due to lower interest rates and a decrease in average cash and investment balances.

Interest Expense. Interest expense decreased to $358,000 for the three months ended June 30, 2009 from $397,000 for the comparable period during 2008 due to a lower average interest rate on the amounts outstanding under the credit and security agreement with GE Healthcare Financial Services.

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008

Revenues. Revenues for each of the six month periods ended June 30, 2009 and June 30, 2008 were $44,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $29.0 million for the six months ended June 30, 2009 from $40.3 million for the comparable period during 2008. This decrease of $11.3 million was due primarily to a decrease in expenses in connection with our Contrave Phase 3 clinical trials, related proprietary product formulation work and consulting activities totaling $15.8 million. The decrease in research and development expenses was partly offset by an increase in license fees of $2.5 million, an increase in salaries and personnel related costs totaling approximately $1.1 million and an increase in costs incurred in connection with the preparation for our NDA for Contrave of $765,000.

General and Administrative Expenses. General and administrative expenses increased to approximately $7.7 million for the six months ended June 30, 2009 from approximately $7.4 million for the comparable period during 2008. This increase of $251,000 was due primarily to an increase in salaries and personnel related costs of approximately $704,000, an increase in recruiting expense of $237,000 and in increase in depreciation of $104,000. The increase in general and administrative expenses was partly offset by a decrease in stock-based compensation expense of approximately $490,000 and a decrease in legal and accounting fees of approximately $478,000.

Interest Income. Interest income decreased to $248,000 for the six months ended June 30, 2009 from $2.1 million for the comparable period during 2008. This decrease of approximately $1.9 million was due to lower interest rates and a decrease in average cash and investment balances.

Interest Expense. Interest expense decreased to $752,000 for the six months ended June 30, 2009 from $826,000 for the comparable period during 2008. This decrease of approximately $74,000 was primarily due to the decrease in interest expense resulting from a lower average interest rate on the $23.8 million borrowed under the credit and security agreement with GE Healthcare Financial Services as of June 30, 2009.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2009, we received net proceeds of approximately $238.6 million from the sale of shares of our preferred and common stock as follows:

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

As of June 30, 2009, we had $8.6 million in cash and cash equivalents and an additional $37.4 million in investment securities, available-for-sale. In addition, in July 2009, we raised additional cash totaling approximately $81.6 million from the sale of shares of our common stock in a public offering. As of June 30, 2009, our holdings primarily consisted of treasury-backed money market funds, treasuries, other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $36.6 million and $34.5 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $2.9 million for the six months ended June 30, 2009 and the net cash used in investing activities was $32.3 million for the six months ended June 30, 2008. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2009 and the net cash provided by financing activities was $73.1 million for the six months ended June 30, 2008. The net cash used in financing activities for the six months ended June 30, 2009 was for payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended. The net cash provided by financing activities for the six months ended June 30, 2008 is primarily as a result of the public sale of common stock in January and February 2008 for aggregate net proceeds of $74.9 million.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our pre-commercialization and commercialization expenses to be substantial and to increase over the next few years as we seek approval for and launch Contrave, and we expect development expenses will increase as we continue the advancement of Empatic.

We have entered into license agreements to acquire the rights to develop and commercialize Contrave and Empatic. Pursuant to these agreements, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004 at an exercise price of $0.10 per share, which expires in April 2014. We also paid Dr. Dante an upfront fee of $100,000 and may be required to make future milestone payments totaling up to $1.0 million upon the achievement of a milestone related to a regulatory event. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products. Under our license agreement with SmithKline Beecham Corporation and Glaxo Group Limited, we paid an upfront payment and may be required to make a future milestone payment upon the earliest achievement of certain milestones primarily relating to regulatory or commercial events.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•

the rate of progress and cost of our clinical trials and other product development programs for Contrave, to the extent additional clinical trials need to be conducted, and Empatic, including expenses to support the trials and milestone payments that may become payable;

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at June 30, 2009 bear interest at an average rate of 7.5%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

We believe that our existing cash and cash equivalents, including the proceeds from our July 2009 public offering, will be sufficient to meet our projected operating requirements through at least the next 12 months.

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

Our cash and cash equivalents as of June 30, 2009 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Over the last year, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities are well diversified and do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

Contrave has been evaluated in Phase 3 clinical trials for the treatment of obesity. We anticipate submitting an NDA with respect to Contrave to the FDA for potential approval in the first half of 2010. Empatic is in the later stages of Phase 2 development and, following its Phase 2 clinical trials, it will need to successfully complete two or more pivotal trials prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, Contrave may not be approved even though it achieved its specified endpoints in the Phase 3 clinical trials and met the FDA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase 3 clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve Contrave for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly post-approval clinical trials, including cardiovascular outcome studies which may be required prior to or after approval. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of Contrave. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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

The FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides FDA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. While we believe the design of our pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance and that the pivotal clinical trials have met the efficacy and safety requirements, the FDA may not agree with our interpretation of the results from the Contrave pivotal Phase 3 clinical trials.

With respect to Empatic, in July 2008, we initiated an additional Phase 2b clinical trial to establish that the combination is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase 3 clinical trials may be conducted against placebo only. We have not yet commenced any Phase 3 clinical trials for this product candidate.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has now been evaluated in four completed Phase 3 clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven serious adverse events were attributed by investigators as possibly related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation and headache. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. We have just begun to analyze the full set of safety data from our COR program. The safety data we disclosed to date represented our interpretation of the data at that time and it is subject to our further review and analysis. Serious adverse events have been reported to the FDA and study investigators as required in accordance with current guidelines and standards. Serious adverse events that are not characterized by clinical investigators as possibly related to our study drug or adverse events that occur in small numbers may be not disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of adverse events, severe or otherwise will have an adverse effect on our stock price. In addition, our interpretation of the data from our clinical trials is contingent upon the review and ultimate approval of the FDA. The FDA may not agree with our methods of analysis or our interpretation of the results.

The most common side effects reported in our first Phase 2b trial of Empatic were headache, nausea and insomnia. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate (in particular, depression, suicidality and seizures) and the potential for long-term use of the product by patients.

If any of our product candidates receives marketing approval and we or others identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning with Contrave or Empatic or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we could be asked to formulate a risk evaluation mitigation strategy that could include a program of post-marketing surveillance or restricted distribution for patients receiving our products;

•	we may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to generate revenues.

There are known adverse side effects to the individual use of bupropion, naltrexone and zonisamide.*

A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “black box” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “black box” warning be extended to cover adults up to their mid-20’s. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “black box” warning on the prescribing information for smoking cessation drugs including Zyban®, which is bupropion. The warning will highlight the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both Contrave and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who use these product candidates, if approved.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a limitation on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase 2b trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. Although this case is a complicated one with a number of plausible, alternative etiologies, it has been reported by the investigator as a serious adverse event and possibly related to Empatic.

The FDA has issued an alert based on updated clinical data that treatment with zonisamide can cause metabolic acidosis in some patients. Metabolic acidosis is a disturbance in the body’s acid-base balance that results in excessive acidity in the blood. The FDA recommended that healthcare professionals monitor for metabolic acidosis at the start of treatment with zonisamide and periodically during treatment with zonisamide even in the absence of symptoms. We have been monitoring for metabolic acidosis in all of our Empatic clinical trials, and we have not observed any clinically meaningful cases of metabolic acidosis. A warning statement about metabolic acidosis may be required on labeling for Empatic.

The FDA has analyzed reports of suicidal behavior or ideation from placebo-controlled clinical studies of eleven anticonvulsants (including zonisamide). In the FDA’s analysis, patients receiving anticonvulsants had approximately twice the risk of suicidal behavior or ideation compared to patients receiving placebo. The relative risk for suicidal behavior or ideation was higher in the patients with epilepsy compared to patients who were given one of the anticonvulsants for conditions other than epilepsy. The FDA has indicated that it will be working with manufacturers of marketed anticonvulsants to include this new information in the labeling of these products. It is possible that any changes related to suicidal behavior or ideation that occur to the labels of these anticonvulsants will be required on the labeling for Empatic.

Any of these known side effects and any associated warning statements may limit the commercial profile of an approved label for our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.*

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether clinical trials will begin on time or be completed on schedule, if at all. In addition, clinical trials may not be completed on schedule, or at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes or initiate new clinical trials to account for these changes. For instance, the FDA intends to issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance and the advisory committee’s discussions with respect to rimonabant, we cannot guarantee that in the final guidance the FDA will not require different designs or data to be generated. In addition, at the time of approval the FDA may request one or more clinical trials or additional studies to support regulatory approval. For example, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcome studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional studies on our product candidates. Moreover, amendments to ongoing clinical trials in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or we terminate any of our clinical trials, or if we have to conduct additional clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., among others. Arena and Vivus either have or will release data from their respective Phase 3 clinical trials in the near-term.

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

Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.*

Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave and Empatic are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Such off-label prescriptions could significantly diminish the market potential of our products and significantly impact our ability to generate revenues.

With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product candidates, as well as the differences in their approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Contrave and Empatic, which could significantly diminish their market potential and significantly impact our ability to generate revenues.

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

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.*

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase 2 clinical trials for each of our drug combinations, because our planned NDAs will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. When we submit our NDAs for Contrave and Empatic, we intend to make paragraph IV certifications that our products do not infringe the bupropion SR formulation patents listed in the Orange Book, and send the appropriate notice to the patent holder and NDA holder once we receive confirmation from the FDA that our NDA is sufficiently complete to permit a substantive review. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, since we have conducted a substantial clinical program that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a marketing application for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving an NDA of different active ingredients that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “black box” warning related to concerns regarding antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcome studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional studies on our product candidates.

Manufacturers of drug products and their facilities are also subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the Contrave titration packs, Empatic titration packs and bottles used to package these tablets for use in clinical trials. To date, all of these contract manufacturers have performed services under short-term purchase orders or similar arrangements. We have no long-term commitments or supply agreements with these contract manufacturers. For example, Patheon manufactured bupropion SR as well as finished Contrave tablets for our Contrave Phase 3 clinical trials on a proposal by proposal basis under a master agreement for pharmaceutical development services that we entered into in February 2007. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days. In addition, we may terminate the agreement immediately for any business reason.

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.*

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems to contain health care costs and improve quality. While reform proposals often involve expanding coverage to more individuals, health care reform may also involve increased government price controls, additional regulatory mandates and other measures designed to lower medical and pharmaceutical costs (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payer system to a single payer system). Within the United States, the pharmaceutical industry has been a particular focus of both the U.S. Congress, as well as state governments. Proposed reforms include, but are not limited to, increasing regulation of pharmaceutical representatives, restricting direct to consumer advertising and off-label uses, an accelerated approval process for “follow-on” biologics, involuntary approval of medicines for over-the-counter use, limiting manufacturers’ access to marketing data, requiring greater reliance on comparative effectiveness reviews of competing drugs, increasing use of electronic prescribing and authorizing the re-importation of drugs from Canada and other foreign countries to lower pharmaceutical costs to U.S. consumers.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of July 20, 2009, we had 46 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively, including our Phase 2b clinical trial for Empatic and any future trials of Contrave;

•	manage the manufacturing and development of Contrave and Empatic;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems; and procedures; and

•	attract and retain the breadth and depth of sufficient numbers of talented employees.

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

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU and our license agreement with Duke University, or Duke. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified.

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

We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and our Contrave titration packs, Empatic titration packs and bottles used to package these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. We have taken various measures to reduce the potential for infringement. For example, we have in-licensed from GlaxoSmithKline certain formulation patents related to bupropion that expand our formulation options as we develop our commercial formulation of Contrave. However, we could be exposed to potential patent infringement liability from other third parties who hold patents on various formulations of bupropion and naltrexone.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2009, we had an accumulated deficit of $237.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete any future trials for Contrave, if any, and future clinical trials for Empatic;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received; and

•	identify and enter into one or more strategic collaborations to effectively market and sell our product candidates.

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

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•

the rate of progress and cost of our clinical trials and other product development programs for Contrave, to the extent additional clinical trials need to be conducted, Empatic and any other product candidates that we may develop, in-license or acquire;

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

Our investment securities consist primarily of money market funds, corporate debt obligations and U.S. government agency securities. We do not have any auction rate securities. Over the past year, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. We maintain a small amount of cash and cash equivalents at one or more financial institutions that are not federally insured, guaranteed or supported. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last year, the volatility in the overall capital markets has reached unprecedented levels. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2009, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.78 to a high sale price of $5.40. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	the results from our clinical trials, including our Phase 3 clinical trials and any future required trials, if any, for Contrave and future clinical trials for Empatic;

•	announcements regarding results of our competitor’s clinical trials;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies;

•	developments concerning current or future strategic collaborations; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

The realization of any of the risks described in these “Risk Factors” could also have a dramatic and material adverse impact on the market price of our common stock.

Future sales of our common stock may depress our stock price.*

In July 2009, we completed a public offering of 11,500,000 shares of common stock at a public offering price of $7.50 per share. This sale and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

In addition, persons who were our stockholders prior to the sale of shares in our IPO continue to hold a substantial number of shares of our common stock that they may be able to sell in the public market, subject to the limitations of Rule 144 of the Securities Act of 1933, as amended. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. For example, certain of our executive officers have established selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting specified sales of our common stock over a specified period of time. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of July 30, 2009, our executive officers and directors and their affiliates together controlled approximately 35.7% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We held our annual meeting of stockholders on May 27, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, cast against or withheld, the number of abstentions and the number of broker non-votes with respect to each such matter as applicable:

1.	To elect the following two directors to hold office until the 2012 annual meeting of stockholders, or until their successors are duly elected and qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Louis C. Bock	29,017,245	440,846
Joseph S. Lacob	21,571,299	7,886,792

The following directors continue to serve their respective terms which will expire on the date of our annual meeting of stockholders in the year noted, or until their successors are duly elected and qualified:

Director Name	Term Expires
Brian H. Dovey	2010
Michael F. Powell, Ph.D.	2010
Daniel K. Turner III	2010
Eckard Weber, M.D.	2011
Patrick J. Mahaffy	2011
Michael A. Narachi	2011

2.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
29,053,444	399,417	5,230	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1†	License Agreement, dated June 10, 2009, between the Registrant, SmithKline Beecham Corporation and Glaxo Group Limited

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 7, 2009	By:	/s/ Michael A. Narachi
Michael A. Narachi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Graham K. Cooper
Graham K. Cooper
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1†	License Agreement, dated June 10, 2009, between the Registrant, SmithKline Beecham Corporation and Glaxo Group Limited

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.