Form 10-Q
period 2009-09-30
Orexigen Therapeutics, Inc.
filed 2009-11-05
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of November 2, 2009, the registrant had 47,040,479 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3
Unaudited Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008 and the period from September 12, 2002 (Inception) to September 30, 2009	4
Unaudited Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 and the period from September 12, 2002 (Inception) to September 30, 2009	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Submission of Matters to a Vote of Security Holders	47
Item 5. Other Information	47
Item 6. Exhibits	48

SIGNATURES	49

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,936	$45,451
Investment securities, available-for-sale	50,859	40,716
Prepaid expenses and other current assets	1,980	1,184

Total current assets	109,775	87,351
Property and equipment, net	1,441	2,059
Restricted cash	1,290	1,375
Other assets	689	1,123

Total assets	$113,195	$91,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,562	$18,810
Deferred revenue, current portion	88	88
Long-term debt, current portion	7,184	7,591

Total current liabilities	17,834	26,489
Deferred revenue, less current portion	993	1,058
Long-term debt, less current portion	3,741	8,800
Other long-term liabilities	1,775	1,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 47,039,720 and 34,433,322 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	47	34
Additional paid-in capital	340,495	253,782
Accumulated other comprehensive income	27	153
Deficit accumulated during the development stage	(251,717)	(200,175)

Total stockholders’ equity	88,852	53,794

Total liabilities and stockholders’ equity	$113,195	$91,908

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to September 30, 2009
	2009	2008	2009	2008
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	22	66	66	419

Total revenues	22	22	66	66	593
Operating expenses:
Research and development	9,592	21,463	38,579	61,735	207,697
General and administrative	4,592	3,638	12,254	11,049	50,076

Total operating expenses	14,184	25,101	50,833	72,784	257,773

Loss from operations	(14,162)	(25,079)	(50,767)	(72,718)	(257,180)
Other income (expense):
Interest income	47	662	295	2,800	8,974
Interest expense	(318)	(370)	(1,070)	(1,196)	(3,511)

Total other income (expense)	(271)	292	(775)	1,604	5,463

Net loss	(14,433)	(24,787)	(51,542)	(71,114)	(251,717)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(14,433)	$(24,787)	$(51,542)	$(71,114)	$(265,655)

Net loss per share attributable to common stockholders - basic and diluted	$(0.33)	$(0.72)	$(1.38)	$(2.12)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	43,087	34,355	37,484	33,539

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Period From September 12, 2002 (Inception) to September 30, 2009
	2009	2008
Operating activities
Net loss	$(51,542)	$(71,114)	$(251,717)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	361	312	1,003
Loss on sale/disposal of assets	83	—	87
Amortization of premium(discount accretion) on securities available-for-sale	348	(1,407)	(3,608)
Amortization of debt issuance costs	286	183	747
Stock-based compensation	4,344	4,715	19,266
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(496)	1,294	(1,615)
Accounts payable and accrued expenses	(8,248)	8,465	10,617
Other assets	147	225	(20)
Deferred rent	9	489	585
Deferred revenue	(66)	(66)	1,081

Net cash used by operating activities	(54,774)	(56,904)	(223,527)
Investing activities
Purchases of securities available-for-sale	(75,798)	(109,526)	(391,796)
Maturities of securities available-for-sale	65,183	119,694	344,573
Purchases of property and equipment	(126)	(1,592)	(2,896)
Restricted cash	85	—	(1,290)

Net cash provided by (used in) investing activities	(10,656)	8,576	(51,409)
Financing activities
Proceeds from issuance of common stock, net of repurchases	82,381	75,095	245,458
Proceeds from borrowings on long-term debt	—	—	23,800
Payments on borrowings on long-term debt	(5,466)	(3,308)	(12,874)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)
Costs paid in connection with public offering	—	107	—

Net cash provided by financing activities	76,915	71,894	331,872

Net increase in cash and cash equivalents	11,485	23,566	56,936
Cash and cash equivalents at beginning of period	45,451	28,967	—

Cash and cash equivalents at end of period	$56,936	$52,533	$56,936

Supplemental disclosure
Non-cash operating activities
Receivable on sale of equipment	$300	$—	$300

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of September 30, 2009, had an accumulated deficit of $251.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The balance sheet as of December 31, 2008 has been derived from the audited financial statements as of December 31, 2008 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Further, subsequent events for these unaudited interim financial statements have been evaluated up to the issuance date of November 5, 2009.

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

Revenue Recognition

The Company has entered into an agreement with Cypress Bioscience, Inc. (“Cypress”) which contains multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. When determining the revenue recognition, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, nonrefundable upfront fees are recognized over the period the related services are provided or over the period the Company has significant involvement. Revenue from milestones is recognized as agreed upon scientific events are achieved, as long as the event is substantial and was not readily assured at the beginning of the collaboration.

Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing the Hierarchy of Generally Accepted Accounting Principles. The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. The Company adopted the guidance for the interim period ended September 30, 2009. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company adopted the guidance on June 30, 2009 and the adoption did not have a material impact on the Company’s unaudited interim financial statements.

During the second quarter of 2009, the Company adopted three accounting pronouncements on the fair value of financial instruments issued by the FASB in April 2009:

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Interim Disclosures about Fair Value of Financial Instruments, which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position.

Recognition and Presentation of Other-Than-Temporary Impairments, which clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.

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

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to common stockholders	$(14,433)	$(24,787)	$(51,542)	$(71,114)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	43,087	34,355	37,484	33,539

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.72)	$(1.38)	$(2.12)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	6,374	4,463	6,374	4,463

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	50,832	30	(3)	50,859

Total investment securities		$50,832	$30	$(3)	$50,859

December 31, 2008			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$13,551	$46	$—	$13,597
U.S. government agency securities	Less than 1	29,521	107	—	29,628

		43,072	153	—	43,225

Less: cash equivalents		(2,509)	—	—	(2,509)

Total investment securities		$40,563	$153	$—	$40,716

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2009 and 2008.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$63,979	$63,979	$—	$—
U.S. government agency securities	43,360	—	43,360	—

Total financial instruments owned	$107,339	$63,979	$43,360	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2009	December 31, 2008
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	493	488
Leasehold improvements	5	597	477
Laboratory equipment	5	44	566

		2,236	2,633
Less accumulated depreciation and amortization		(795)	(574)

		$1,441	$2,059

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable	$5,404	$5,644
Accrued preclinical and clinical trial expenses	1,220	10,513
Accrued compensation related expenses	2,928	2,271
Accrued legal and professional expenses	398	150
Other accrued liabilities	612	232

	$10,562	$18,810

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to September 30, 2009
	2009	2008	2009	2008
Net loss, as reported	$(14,433)	$(24,787)	$(51,542)	$(71,114)	$(251,717)
Unrealized gains (losses) on marketable securities	(16)	(53)	(125)	(164)	27

Comprehensive loss	$(14,449)	$(24,840)	$(51,667)	$(71,278)	$(251,690)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2009 and 2008 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to September 30, 2009
	2009	2008	2009	2008
General and administrative	$871	$1,068	$2,229	$2,916	$12,054
Research and development	774	633	2,115	1,799	7,212

	$1,645	$1,701	$4,344	$4,715	$19,266

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life (in years)	6.3	6.1	6.1	6.1
Expected volatility	60.0%	55.0%	59.5%	55.0%
Risk-free interest rate	2.8%	3.3%	2.2%	3.2%
Expected dividend yield	—	—	—	—

10. Common Stock

Public Offering of Common Stock

In July 2009, the Company completed a public offering of 11,500,000 shares of its common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts, commissions and offering expenses.

11. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 7.4% on amounts outstanding at September 30, 2009). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of September 30, 2009, $10.9 million is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of September 30, 2009.

At September 30, 2009, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2009	$2,126
2010	6,384
2011	2,415

10,925
Less: current portion	(7,184)

$3,741

GlaxoSmithKline

In June 2009, the Company entered into a license agreement with SmithKline Beecham Corporation and Glaxo Group Limited (collectively, “GSK”) for the licensing of certain intellectual property that expands the Company’s intellectual property position underlying Contrave. In exchange for undisclosed upfront payment and a future milestone payment, the Company secured non-exclusive rights to certain formulation patents related to bupropion, one of the constituents of Contrave.

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

For the three months ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008, and for the period September 12, 2002 (inception) to September 30, 2009, the Company recognized revenues under this agreement of $22,000, $22,000, $66,000, $66,000, and $419,000, respectively. At September 30, 2009 and December 31, 2008, deferred revenue under this agreement totaled $1.1 million and $1.1 million, respectively.

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase 3 clinical trials, and Empatic™, which has completed Phase 2 clinical trials. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic central nervous system activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. In July 2009, we announced the results of the remaining Phase 3 clinical trials for Contrave. We expect to submit a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Contrave in the first half of 2010. In September 2009, we announced the results of the latest Phase 2b clinical trial for Empatic. We plan to meet with the FDA for an End of Phase 2 meeting to discuss the results from our two Phase 2b trials with a goal of defining a Phase 3 plan for Empatic. We have not yet received regulatory approval for any product candidate.

We are a development stage company. We have incurred significant net losses since our inception. As of September 30, 2009, we had an accumulated deficit of $251.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In July 2009, we completed a public offering of 11,500,000 shares of our common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts, commissions and offering expenses.

Revenues

We have generated approximately $593,000 in revenue from inception through September 30, 2009, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2009 and 2008. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Costs of external service providers:
Obesity	$6,958	$17,315	$30,813	$52,217
Non-Obesity	(148)	1,775	(149)	3,214
Other	69	83	218	321

Subtotal	6,879	19,173	30,882	55,752
Internal costs	1,939	1,657	5,582	4,184
Stock-based compensation	774	633	2,115	1,799

Total research and development expenses	$9,592	$21,463	$38,579	$61,735

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

We expect our development expenses to decline in the remainder of 2009 due to the completion of our Contrave Phase 3 program, as well as the completion of our latest Phase 2b trial for Empatic. Future development expenses will depend on whether we must conduct additional clinical trials for Contrave, our financial resources, as well as decisions made with respect to our Empatic program. We disclosed the data for the remaining three Contrave Phase 3 trials in July 2009. We disclosed data for our latest Empatic Phase 2b trial in September 2009. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2011, if at all.

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

There were no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

Revenues. Revenues for each of the three months ended September 30, 2009 and September 30, 2008 were $22,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $9.6 million for the three months ended September 30, 2009 from $21.5 million for the comparable period during 2008. This decrease of approximately $11.9 million was due primarily to a decrease in expenses in connection with our Contrave Phase 3 clinical trials, related proprietary product formulation work and consulting activities totaling approximately $12.9 million. The decrease in research and development expenses was partly offset by an increase in costs incurred in connection with the preparation for our NDA for Contrave of $600,000 and an increase in salaries and personnel related costs totaling approximately $345,000.

General and Administrative Expenses. General and administrative expenses increased to $4.6 million for the three months ended September 30, 2009 from $3.6 million for the comparable period during 2008. This increase of approximately $954,000 was due primarily to an increase in salaries and personnel related costs of approximately $581,000, an increase in legal and accounting fees of $226,000, an increase in recruiting expense of $150,000, an increase in facilities expenses of $89,000 and an increase in public relations costs of $83,000. The increase in general and administrative expenses was partly offset by a decrease in stock-based compensation expense of approximately $200,000.

Interest Income. Interest income decreased to $47,000 for the three months ended September 30, 2009 from $662,000 for the comparable period during 2008. This decrease of $615,000 was due to lower interest rates.

Interest Expense. Interest expense decreased to $318,000 for the three months ended September 30, 2009 from $370,000 for the comparable period during 2008 due to a lower average interest rate on the amounts outstanding under the credit and security agreement with GE Healthcare Financial Services.

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008

Revenues. Revenues for each of the nine month periods ended September 30, 2009 and September 30, 2008 were $66,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $38.6 million for the nine months ended September 30, 2009 from $61.7 million for the comparable period during 2008. This decrease of $23.1 million was due primarily to a decrease in expenses in connection with our Contrave Phase 3 clinical trials, related proprietary product formulation work and consulting activities totaling $28.7 million. The decrease in research and development expenses was partly offset by an increase in license fees of $2.5 million, an increase in salaries and personnel related costs totaling approximately $1.4 million and an increase in costs incurred in connection with the preparation for our NDA for Contrave of $1.4 million.

General and Administrative Expenses. General and administrative expenses increased to approximately $12.3 million for the nine months ended September 30, 2009 from approximately $11.0 million for the comparable period during 2008. This increase of approximately $1.3 million was due primarily to an increase in salaries and personnel related costs of approximately $1.3 million, an increase in recruiting expense of $387,000, an increase in public relations costs of $212,000, an increase in facilities expenses of $181,000, and an increase in depreciation expense of $113,000. The increase in general and administrative expenses was partly offset by a decrease in stock-based compensation expense of approximately $687,000 and a decrease in legal and accounting fees of approximately $252,000.

Interest Income. Interest income decreased to $295,000 for the nine months ended September 30, 2009 from $2.8 million for the comparable period during 2008. This decrease of approximately $2.5 million was due to lower interest rates and a decrease in average cash and investment balances.

Interest Expense. Interest expense decreased to $1.1 million for the nine months ended September 30, 2009 from $1.2 million for the comparable period during 2008. This decrease of approximately $126,000 was primarily due to the decrease in interest expense resulting from a lower average interest rate on the $23.8 million borrowed under the credit and security agreement with GE Healthcare Financial Services as of September 30, 2009.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2009, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million; and

•	in July 2009, we issued and sold a total of 11,500,000 million shares of common stock for aggregate net proceeds of $81.6 million.

As of September 30, 2009, we had $56.9 million in cash and cash equivalents and an additional $50.9 million in investment securities, available-for-sale. As of September 30, 2009, our holdings primarily consisted of treasury-backed money market funds, treasuries, other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $54.8 million and $56.9 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $10.7 million for the nine months ended September 30, 2009 and the net cash provided by investing activities was $8.6 million for the nine months ended September 30, 2008. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $76.9 million and $71.9 million for the nine months ended September 30, 2009 and 2008, respectively. The net cash provided by financing activities for the nine months ended September 30, 2009 was a result of the public sale of common stock in July 2009 for aggregate net proceeds of $81.6 million, and was partially offset by payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended. The net cash provided by financing activities for the nine months ended September 30, 2008 is primarily as a result of the public sale of common stock in January and February 2008 for aggregate net proceeds of $74.9 million.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at September 30, 2009 bear interest at an average rate of 7.4%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Our cash and cash equivalents as of September 30, 2009 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, over the last year concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated an economic recession. Domestic and international equity markets may continue to experience heightened volatility and turmoil. In the event these economic concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways including making it more difficult for us to raise funds if necessary and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

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

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

Contrave has been evaluated in Phase 3 clinical trials for the treatment of obesity. We anticipate submitting an NDA with respect to Contrave to the FDA for potential approval in the first half of 2010. Empatic has been evaluated in Phase 2 clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at the End of Phase 2 meeting we plan to conduct with the FDA, prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, Contrave may not be approved even though it achieved its specified endpoints in the Phase 3 clinical trials and met the FDA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase 3 clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve Contrave for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly post-approval clinical trials, including cardiovascular outcome studies which may be required prior to or after approval. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of Contrave. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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

With respect to Empatic, in September 2009, we announced the results of our latest Phase 2b clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase 3 clinical trials may be conducted against placebo only. We have not yet commenced any Phase 3 clinical trials for this product candidate.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has now been evaluated in four completed Phase 3 clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven serious adverse events were attributed by investigators as possibly related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation and headache. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. We have just begun to analyze the full set of safety data from our COR program. We recently announced the results from our latest Phase 2b clinical trial for Empatic. The most common side effects reported in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide. The safety data we have disclosed to date represented our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. Serious adverse events have been reported to the FDA and study investigators as required in accordance with current guidelines and standards. Serious adverse events that are not characterized by clinical investigators as possibly related to our study drug or adverse events that occur in small numbers may be not disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of adverse events, severe or otherwise will have an adverse effect on our stock price. In addition, our interpretation of the data from our clinical trials is contingent upon the review and ultimate approval of the FDA. The FDA may not agree with our methods of analysis or our interpretation of the results.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., among others. Arena and Vivus have both released data from their respective Phase 3 clinical trials, and both have announced plans to file an NDA seeking approval of their respective product candidates by the end of this year. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we are able to market our product candidates, if approved.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development, including an endoscopic approach for treating obesity. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd, EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic Inc., and Satiety, Inc. are all active in this space and may have substantially greater resources than we have.

New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the nutritional, pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates less competitive. Some of our potential competitors are large pharmaceutical or device firms and have substantially greater resources than we have. These resources could be directed toward the obesity market and include:

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

We have limited sales and marketing experience or resources, and if we do not enter into collaboration or co-promotion arrangements, we may not be able to effectively market and sell our products and our ability to generate revenues may be delayed or limited.*

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into collaboration or co-promotion arrangements for our product candidates, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize our product candidates will be limited and as a result our competitors may be more successful in marketing and selling their products. We may rely on third parties to develop or commercialize our product candidates. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of October 30, 2009, we had 51 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively, including any future trials of Contrave or Empatic;

•	manage the manufacturing and development of Contrave and Empatic;

•	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems; and procedures; and

•	attract and retain the breadth and depth of sufficient numbers of talented employees.

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

Risks Related to Intellectual Property

Our market opportunity for Contrave and Empatic may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product candidates, these applications may not issue on a timely basis or at all.*

Contrave is currently protected, in part, by U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which we have licensed on an exclusive basis from Dr. Lee Dante and which we collectively refer to as the Dante patents. Provided maintenance fees are paid, U.S. patent number 5,512,593 is expected to expire in April 2013 and U.S. patent number 5,817,665 is expected to expire in March 2013. The Dante patents do not protect Contrave outside of the United States. The Dante patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion), and thus provide coverage for Contrave.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. In addition, we have received federal trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the central nervous system, and providing medical information in the field of disorders of the central nervous system. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan. We have received federal trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. We have an intent-to-use trademark application pending in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2009, we had an accumulated deficit of $251.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as clinical product manufacturing expenses, to increase in connection with our ongoing and planned clinical trials for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for Contrave, if any, and future clinical trials for Empatic;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received; and

•	identify and enter into one or more strategic collaborations to effectively market and sell our product candidates.

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

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.*

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Over the last year, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated an economic recession. Domestic and international equity markets may continue to experience heightened volatility and turmoil. In the event these economic concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last year, the volatility in the overall capital markets has reached unprecedented levels. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2009, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $5.00 to a high sale price of $10.83. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	the results from our clinical trials, including our Phase 3 clinical trials and any future required trials, if any, for Contrave and future clinical trials for Empatic;

•	announcements regarding results of our competitor’s clinical trials;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of September 30, 2009, our executive officers and directors and their affiliates together controlled approximately 35.0% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

OREXIGEN THERAPEUTICS, INC.

Date: November 5, 2009	By:	/s/ Michael A. Narachi
Michael A. Narachi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ Graham K. Cooper
Graham K. Cooper
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.