Form 10-K
period 2009-12-31
Orexigen Therapeutics, Inc.
filed 2010-03-11
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $88.6 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2010, the Registrant had 47,215,479 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2009.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART 1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar expressions that are intended to qualify forward-looking statements. These statements include but are not limited to statements regarding the progress and timing of clinical trials, the progress and timing of the filing of a new drug application with the United States Food and Drug Administration, or FDA, the safety and efficacy of our product candidates, the goals of our development activities, the scope of our intellectual property protection, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, our operating and growth strategies, our industry, our projected cash needs, liquidity and capital resources and our expected future revenues, operations and expenditures. For example, we make forward-looking statements regarding the timing and potential to obtain regulatory approval for, and effectively treat obesity with, Contrave and Empatic, our future clinical development plans for Empatic and the issuance of patents extending intellectual property protection for Contrave and Empatic. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.”

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

Item 1. Business.

Overview

Orexigen® Therapeutics, Inc. (“Orexigen”, “we”, “our” and “us”) is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials, and Empatic™, which has completed Phase II clinical trials. Contrave is a combination of two well-established drugs, bupropion and naltrexone, in a sustained release, or SR, formulation. Bupropion is a widely prescribed antidepressant and smoking cessation medication; naltrexone is a treatment for alcohol and opioid addiction. Empatic is a combination of bupropion SR and zonisamide SR. Zonisamide, in an immediate release formulation, was approved in the United States for the adjunctive treatment of partial seizures, a form of epilepsy. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for either product candidate.

These product candidates regulate appetite and energy expenditure through the central nervous system, or CNS. Results from our clinical trials to date for both Contrave and Empatic have supported our understanding regarding CNS regulation of appetite and energy expenditure. All four Phase III clinical trials evaluating Contrave met their co-primary endpoints as well as key secondary endpoints, showing a significant reduction in body weight, improvements in cardiovascular and metabolic risk factors and reductions in selected food craving measures. In these four trials, which together form our Contrave Obesity Research, or COR, program, Contrave was generally well tolerated by patients, with an overall safety profile that was consistent with its individual components. Results from our Phase II and Phase IIb clinical trials evaluating Empatic have also demonstrated what we believe to be robust efficacy and acceptable safety and tolerability.

We maintain an aggressive intellectual property strategy, which includes patent and trademark filings in multiple jurisdictions including the United States and other commercially significant markets. We hold patents in the United States and Europe that cover the composition of Contrave (bupropion and naltrexone, both in an SR formulation), as well as the use of Contrave for the treatment of obesity. These U.S. patents expire in 2025 and 2024, respectively. We also hold an exclusive license to an issued U.S. patent covering the Empatic composition and methods of use in obesity. This patent expires in 2023. In addition, we own or have exclusive rights to numerous patent applications currently pending in the United States and in jurisdictions outside of the United States with respect to various compositions, methods of use and formulations relating to Contrave and/or Empatic.

Based on feedback from the U.S. Food and Drug Administration, or FDA, we conducted clinical trials for Contrave and Empatic to provide substantial evidence of their safety and effectiveness in treating obesity. All four clinical trials in the COR program were 56 week, randomized, double-blinded, placebo-controlled trials. We believe the results from the COR program of more than 4,500 patients exceed the FDA’s categorical efficacy benchmark for clinically significant weight loss, supporting our plan to file a New Drug Application, or NDA, by the end of April 2010. Our latest Phase IIb clinical trial for Empatic was a 24 week, double-blind, randomized, placebo-controlled trial that evaluated 729 patients. This Phase IIb trial met its primary efficacy endpoint by demonstrating statistically significant greater weight loss for both Empatic doses administered in the trial compared to monotherapies and placebo. We plan to meet with the FDA for an End of Phase II meeting to discuss these data with the goal of defining a Phase III plan for Empatic.

We currently retain worldwide marketing rights for both Contrave and Empatic. If approved, we may consider marketing these product candidates to select specialists; however, we expect that Contrave and Empatic have the potential to be prescribed to a significant extent by primary care physicians. In order to target this large group of potential prescribers, we may consider entering into a collaboration with a pharmaceutical company with the sales force and marketing resources to adequately address this physician audience. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts.

The Obesity Epidemic

Obesity is a serious condition that is growing in prevalence and afflicts populations worldwide. In 1980, approximately 15% of the adult population in the United States was obese, according to the National Health and Nutrition Examination Survey, or NHANES. By 2006, the obesity rate had more than doubled to approximately 33% of the U.S. adult population, according to the United States Centers for Disease Control and Prevention, or the CDC. In addition, according to NHANES, in 2006, 33% of U.S. adults were overweight.

The growing prevalence of obesity has increasingly been recognized as a significant public health problem. In 2004, the CDC identified obesity as the number one health threat and one of the leading causes of preventable deaths in the United States. Approximately 300,000 deaths per year in the United States are associated with obesity, according to the Department of Health and Human Services, or HHS. Obesity is also a significant health problem outside of the United States. According to the World Health Organization, there are as many as 1.6 billion people worldwide considered to be overweight, of whom at least 400 million are estimated to be obese.

Excessive body weight is also associated with various physical complications that are often present and exacerbated by the obese condition. Diabetes, cancer, hypertension, high cholesterol, coronary artery disease, sleep apnea, liver and pulmonary disease, among others, are seen in greater prevalence among the obese than the general population, according to HHS and The Obesity Society. Beyond these consequences, a number of co-morbidities involving the CNS may be complicated by obesity. These co-morbidities include anxiety, depression, substance abuse, chronic pain and insomnia. According to our market research, physicians in the United States report that approximately 63% of their obese patients have been diagnosed with depression or display signs and symptoms of untreated depression. We believe there is a growing recognition within the medical community that obesity significantly exacerbates these conditions and other co-morbidities.

Obesity and its co-morbidities are believed to cause significant added cost to the health care system. According to a 2009 study by researchers at RTI International, the Agency for Healthcare Research and Quality and the CDC, annual medical expenditures attributable to obesity may be as high as $147 billion per year. A 2009 study examining the future impact of obesity on direct healthcare expenses projected these expenditures to further increase to approximately $344 billion per year by 2018. We expect that more effective treatment of obesity may also be a cornerstone in managing its co-morbidities.

While there has been a broad recognition of obesity as a public health crisis, we believe that the obesity epidemic will continue to be a major cause of morbidity, mortality and excess healthcare costs in the United States. Despite the obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, there continues to be a significant unmet need for more effective pharmacological interventions.

Limitations of Current Obesity Therapies

Treatments for obesity consist of behavioral modification, pharmaceutical therapies and surgical interventions including device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity according to the National Institutes of Health, or NIH. However, the rigors of behavioral modification often cause significant attrition over time and thus often results in regaining weight. When pharmaceutical therapies are recommended, it is generally after behavioral modification alone has failed. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for obese individuals with a Body Mass Index, or BMI, over 40. Surgery can be associated with significant side effects, potential complications including mortality, and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA.

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

Two drugs approved in the United States for long-term use in the treatment of obesity are sibutramine and orlistat. Sibutramine is marketed in the United States by Abbott Laboratories under the brand name Meridia®. An extensive meta-analysis of various clinical trials published in The Annals of Internal Medicine in April 2005 indicates that sibutramine produces average weight loss in patients of approximately 4.5 kg; however, patients typically experience a weight loss plateau after approximately 12 weeks. Sibutramine has been associated with increased risk of hypertension and tachycardia as evidenced in the FDA approved product information. Sibutramine was recently studied in a large outcomes trial (SCOUT) to investigate long-term cardiovascular effects of sibutramine treatment in a population with high cardiovascular risk. Preliminary data for this trial suggests that patients using sibutramine had a higher number of cardiovascular events (heart attack, stroke, resuscitated cardiac arrest, or death) than patients using a placebo.

Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical®. The above meta-analysis reported that orlistat produces average weight loss of approximately 2.75 kg. Orlistat is associated with gastrointestinal side effects, the nature of which can be socially constraining, as evidenced in the FDA approved product information. These include flatulence, fecal incontinence and urgency. Orlistat was also launched in 2007 by GlaxoSmithKline in over-the-counter form at half the prescribed dose under the brand name allí®.

Less than 2% of the obese population in the United States was treated with a pharmaceutical intervention in 2005, according to a September 2006 report by Frost & Sullivan. This represented approximately five million total U.S. prescriptions, which we believe substantially understates the potential demand for effective treatments. By 2008, the number of total U.S. prescriptions for obesity products had increased to only approximately 7.8 million. In the mid-1990s, fenfluramine or dexfenfluramine were used off-label in combination with phentermine, together known as “fen-phen,” and demonstrated significant weight loss. At its peak in 1996, before fenfluramine and dexfenfluramine were withdrawn for safety issues, fen-phen, along with other prescribed pharmaceuticals, represented over 20 million total U.S. prescriptions, according to IMS Health. We believe this history, combined with the substantial economic cost associated with obesity, underscores the unmet need and the potential for novel therapeutics to dramatically grow the market for obesity therapies.

The Orexigen Solution for Obesity

We believe and our research suggests that the CNS plays an important role in the regulation of appetite and energy expenditure. The brain, specifically the hypothalamus, plays a critical role in governing many fundamental processes throughout the body. The hypothalamus receives chemical and hormonal stimuli from various sources, including glucose, insulin, leptin and the peptides secreted by the gut as it processes food. These inputs govern a person’s appetite, satiety and energy expenditure.

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

Existing products cause some weight loss for most patients. We believe their modest effect stems from their failure to address these natural compensatory mechanisms in the body. As a result, most of these products have been vulnerable to a weight loss plateau typically seen after several months of therapy. In addition, they generally do not address the behavioral elements that contribute to unhealthy eating behaviors and, ultimately, obesity. Our product candidates sustain weight loss by preventing the body’s natural tendency to counteract efforts to lose weight. In addition, with Contrave in particular, we are attempting to target the underlying behavioral mechanisms of craving and reward that drive excess consumption.

Our Product Candidates

Contrave

Contrave is a fixed dose combination of bupropion SR and naltrexone SR. We chose these constituents based on our understanding of the circuitries in the brain that regulate appetite and energy balance. In particular, naltrexone was chosen as a complement to bupropion in order to block compensating mechanisms that attempt to prevent long-term, sustained weight loss. We hold patents in the United States that cover the composition of Contrave (bupropion SR and naltrexone SR), as well as the use of Contrave for the treatment of obesity. We have also filed additional U.S. patents covering various aspects of Contrave. In addition, we own or have exclusive rights to numerous patent applications currently pending in various jurisdictions outside of the United States with respect to compositions, methods of use and formulations relating to Contrave.

Naltrexone was approved in the United States in 1984 for the treatment of opioid addiction and in 1995 for the treatment of alcoholism. It is marketed under the brand names Trexan®, Depade®, ReVia®, and in an injectable extended release formulation, Vivitrol®. Naltrexone immediate release formulation became available in generic form in the United States in 1998. Naltrexone works by blocking opioid receptors in the brain and inhibits the reinforcing aspects of addictive substances, reducing their perceived reward. Naltrexone was evaluated in the 1980s for weight loss and was shown to have negligible effects in clinical trials. However, it has been shown to negatively alter the palatability of many foods, particularly sweets, including, for example, in a study published in the October 2002 issue of Neuroscience and Biobehavioral Reviews. Nausea is a well-known side effect associated with naltrexone immediate release that affects its tolerability. In our Contrave Phase II clinical trials, we used the generic immediate release formulation of naltrexone. In our Phase III clinical trials, naltrexone was delivered in our proprietary SR formulation in order to improve its tolerability.

Bupropion was approved for marketing in the United States in 1985 for depression, marketed under the brand name Wellbutrin®, and in 1997 for smoking cessation, marketed under the brand name Zyban®. The immediate release version became available in generic form in the United States in 1999. Bupropion SR became available in generic form in the United States in 2004 and bupropion XL became available in generic form in the United States in December 2006. Bupropion is active at the neuronal uptake site for the neurotransmitters dopamine and norepinephrine. Functionally, bupropion is thought to increase the level of dopamine activity at specific receptors in the brain, which appears to lead to a reduction in appetite and increase in energy expenditure. Bupropion is currently among the most commonly prescribed antidepressants in the United States; in 2009, its prescriptions totaled approximately 20.1 million, representing approximately 12% of the total prescriptions written for depression, according to IMS Health. Bupropion has become popular in the treatment of depression not only for its clinical efficacy, but also its attractive side effect profile relative to other antidepressants on the market. One of the reported side effects of bupropion in clinical trials for the treatment of depression was modest weight loss. Subsequently, bupropion has been studied for weight loss; results have shown approximately 3% weight loss before reaching plateau, according to a study published in the October 2002 issue of Obesity Research.

Scientific Rationale

The two drug constituents of Contrave were chosen in order to leverage the brain’s normal circuitry and biochemistry to reduce appetite, expend more calories, diminish food craving and food-based reward, and block compensating mechanisms that attempt to prevent long-term, sustained weight loss. Bupropion has been shown in studies to activate the proopiomelanocortin, or POMC, neurons within an area in the hypothalamus known as the arcuate nucleus. Increased firing of POMC neurons appears to lead to a reduction of appetite and an increase in energy expenditure. This is a major pathway by which naturally occurring peptides regulate body weight. Bupropion-induced stimulation of POMC activates this weight loss pathway.

Stimulation of POMC also produces beta-endorphin, an opioid occurring naturally in the body. Our early research identified a receptor on the POMC neuron that recognizes beta-endorphin. We discovered that by binding to this receptor, beta-endorphin serves as a brake on the POMC system. Left unchecked, this braking system acts to reduce POMC firing rates, thus moderating potential weight loss and likely explaining the characteristic plateau in weight loss. Based on this discovery, we chose naltrexone as the second component in Contrave. Naltrexone is a potent opioid receptor antagonist which competes with beta-endorphin, thus limiting its access at the receptor on the POMC neuron. When bupropion and naltrexone are co-administered, they both induce an increase in POMC firing that is maintained for an extended duration. This is expected to translate into a greater weight loss that should be sustained over an extended time period.

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

The COR Program

We have conducted Phase II and Phase IIb clinical trials for Contrave in 657 patients across 16 U.S. centers. Based on the results of these trials, we concluded that Contrave showed sufficient efficacy as compared to each individual monotherapy and placebo and an acceptable safety and tolerability profile to warrant continued development in pivotal Phase III clinical trials.

At our End of Phase II meeting with the FDA in October 2007, we confirmed our understanding of the NDA filing requirements for Contrave and designed our Phase III program accordingly. This understanding was further confirmed in our pre-NDA filing communications with the FDA. Our Phase III program for Contrave was comprised of four distinct clinical trials that evaluated more than 4,500 patients. Based on our Phase II and Phase IIb trial results and feedback from the FDA, these four Phase III clinical trials in the COR program were designed to assess three doses of naltrexone SR (16mg, 32mg and 48mg) in combination with a 360mg dose of bupropion SR. All trials in the COR program were 56 week, randomized, double-blind, placebo-controlled trials.

The four Phase III clinical trials in the COR program are described as follows:

•

COR-I (formerly NB-301): A trial designed to assess the safety, tolerability and efficacy of Contrave32 (32mg naltrexone SR plus 360mg bupropion SR) and Contrave16 (16mg naltrexone SR plus 360mg bupropion SR) versus placebo in 1,742 obese patients. This trial incorporated a typical diet and exercise regimen and was conducted across 34 U.S. centers.

•

COR-II (formerly NB-303): A trial designed to assess the safety, tolerability and efficacy of Contrave32 versus placebo in 1,496 obese patients. This trial incorporated a typical diet and exercise regimen and was conducted across 36 U.S. centers. After week 28, patients not achieving 5% weight loss were re-randomized in a blinded fashion to assess whether increasing the dose to Contrave48 (48mg naltrexone SR plus 360mg bupropion SR) would result in additional weight loss.

•

COR-Diabetes (formerly NB-304): A trial designed to assess the safety, tolerability and efficacy of Contrave32 versus placebo in 505 obese patients with Type 2 diabetes. This trial incorporated a typical diet and exercise regimen and was conducted across 53 U.S. centers.

•

COR-BMOD (formerly NB-302): A trial designed to assess the safety, tolerability and efficacy of Contrave32 versus placebo in 793 obese patients in combination with an intensive behavior modification protocol, including dietary counseling, behavioral therapy and exercise. This trial was conducted across nine U.S. centers. This trial included the most intensive behavior modification regimen of the COR program, which resulted, as expected, in a high degree of weight loss among placebo patients.

The co-primary endpoints for all four clinical trials in the COR program were the proportion of patients achieving at least 5% weight loss and percent change in body weight compared to placebo. The co-primary endpoints for COR-I, COR-Diabetes and COR-BMOD were all measured at 56 weeks. The co-primary endpoints for COR-II were measured at 28 weeks. These endpoints were analyzed using a modified intent-to-treat, or ITT, last observation carried forward on treatment, or LOCF, of all randomized patients who had at least one post-baseline observation while on study drug. Contrave was administered twice a day with a four week titration period in COR-I, COR-Diabetes and COR-BMOD. Contrave was administered twice a day with a five week titration period in COR-II. All four clinical trials met their co-primary endpoints.

The 56-week results for all four clinical trials in the COR program are as follows:

	COR-I
	ITT			Completers†
	56 weeks			56 weeks
	Contrave32 (n=471)		Placebo (n=511)	Contrave32 (n=296)		Placebo (n=290)
Mean Weight Loss (%)	6.1	%*	1.3%	8.1	%*	1.8%
Mean Weight Loss (lbs)	13.3	*	3.0	17.5	*	4.1
Greater than or equal to 5% weight loss (%)	48.0	%*	16.4%	61.8	%*	23.1%
Greater than or equal to 10% weight loss (%)	24.6	%*	7.4%	34.5	%*	10.7%

*	Difference from placebo, p<0.001
†	Those patients completing 56 weeks of treatment.

ITT, LOCF patients administered Contrave16 (n=471) experienced mean weight loss from baseline of 5.0% at 56 weeks; 39.5% of patients lost greater than or equal to 5% of their body weight at 56 weeks and 20.2% of patients lost greater than or equal to 10% of their body weight at 56 weeks.

	COR-II
	ITT†			Completers**
	56 weeks‡			56 weeks‡
	Contrave32 (n=702)		Placebo (n=456)	Contrave32 (n=434)		Placebo (n=267)
Mean Weight Loss (%)	6.4	%*	1.2%	8.2	%*	1.4%
Mean Weight Loss (lbs)	13.8	*	2.9	17.5	*	3.4
Greater than or equal to 5% weight loss (%)	56.3	%*	17.1%	75.8	%*	21.7%
Greater than or equal to 10% weight loss (%)	32.9	%*	5.7%	48.2	%*	7.9%

†

Co-primary endpoints for COR-II were the proportion of patients achieving at least 5% weight loss and percent change in body weight compared to placebo at 28 weeks. ITT patients (n=1,281) at 28 weeks experienced mean weight loss from baseline of 6.5% versus 1.9% for placebo; 55.6% of patients lost greater than or equal to 5% of their body weight at 28 weeks versus 17.5% for placebo and 27.3% of patients lost greater than or equal to 10% of their body weight at 28 weeks versus 7.0% for placebo.

**	Those patients completing 56 weeks of treatment.
‡

Pre-specified exploratory analysis; Contrave32 patients not achieving 5% weight loss double weighted because Contrave 48 patients were excluded from efficacy analysis. There was no statistical difference between patients re-randomized to Contrave32 or Contrave48.

*	Difference from placebo, p<0.001

	COR-BMOD
	ITT			Completers†
	56 weeks			56 weeks
	Contrave32 (n=482)		Placebo (n=193)	Contrave32 (n=301)		Placebo (n=106)
Mean Weight Loss (%)	9.3	%*	5.1%	11.5	%*	7.3%
Mean Weight Loss (lbs)	20.3	*	11.0	25.0	*	16.0
Greater than or equal to 5% weight loss (%)	66.4	%*	42.5%	80.4	%*	60.4%
Greater than or equal to 10% weight loss (%)	41.5	%*	20.2%	55.2	%*	30.2%

*	Difference from placebo, p<0.001
†	Those patients completing 56 weeks of treatment.

	COR-DIABETES
	ITT			Completers†
	56 weeks			56 weeks
	Contrave32 (n=265)		Placebo (n=159)	Contrave32 (n=175)		Placebo (n=100)
Mean Weight Loss (%)	5.0	%*	1.8%	5.9	%*	2.2%
Mean Weight Loss (lbs)	11.6	*	4.2	13.5	*	5.1
Greater than or equal to 5% weight loss (%)	44.5	%*	18.9%	53.1	%*	24.0%
Greater than or equal to 10% weight loss (%)	18.5	%*	5.7%	26.3	%*	8.0%

*	Difference from placebo, p<0.001
†	Those patients completing 56 weeks of treatment.

Secondary endpoints included multiple measures of cardiometabolic risk, food cravings and eating control. Measures of hemoglobin A1c, or HbA1c, and other measures of glycemic control were also key secondary endpoints in the COR-Diabetes trial. Secondary endpoints that demonstrated clinically and statistically significant improvements over placebo across the entire COR program included cardiometabolic risk factors such as waist circumference, HDL cholesterol and triglycerides. Patients enrolled in the COR program also experienced reductions in the frequency and strength of food cravings and an increased ability to control their eating compared to placebo. In the COR-Diabetes trial, patients administered Contrave showed a reduction in HbA1c of 0.6% from baseline, compared to a 0.1% reduction in placebo.

The overall discontinuation rates across the COR program ranged from 42% to 51% for the Contrave treated groups compared to 41% to 50% for the placebo groups. The discontinuation rates due to adverse events across the COR program ranged from 19% to 29% for the Contrave treated groups compared to 10% to 15% for the placebo groups. The most frequent adverse events leading to discontinuation for patients taking Contrave were nausea, headache, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. The most frequently observed treatment-emergent adverse events were nausea, constipation and headache. Across the entire COR program, seven serious adverse events were attributed by investigators as possibly related to Contrave treatment. These included cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). In addition, there was one death of a patient on Contrave that was not attributed by investigators as related to Contrave treatment, but rather was attributed to a cardiovascular serious adverse event. At week 56, mean blood pressure was generally unchanged from baseline for Contrave patients compared to placebo patients, who tended to experience a slight decrease (approximately 2 mm Hg) from baseline. Contrave treatment did not appear to disrupt the normal circadian pattern of blood pressure. There was a slight increase in pulse (approximately 1 beat per minute) in Contrave patients compared to placebo patients, whose pulse was generally unchanged. There were no meaningful treatment effects on ECGs or laboratory measures including liver function tests. Treatment with Contrave was not associated with increases in symptoms of depression or suicidal ideation.

We believe that our clinical trial experience with Contrave has demonstrated and replicated the validity of our naltrexone hypothesis, specifically, that the addition of naltrexone to bupropion permits greater weight loss than bupropion alone and sustains weight loss beyond 24 weeks. Moreover, in our Phase II clinical trials, Contrave has demonstrated significantly greater weight loss than naltrexone alone as well as placebo. The rate of response (greater than 5% and 10% reduction in body weight from baseline) has also favored Contrave and provides additional support for our belief that Contrave will provide a clinically relevant alternative for clinicians and obese patients. The results from the COR program exceed the FDA categorical efficacy benchmark for clinically significant weight loss, and we believe the design of the COR program is consistent with the recommendations included in the draft guidance issued by the FDA in February 2007, thereby supporting our plan to file an NDA with the FDA by the end of April 2010.

Mechanistic Study. As part of the exploration of the putative effect of Contrave on food craving, we are conducting a study utilizing functional magnetic resonance imaging, or fMRI. This technique is a brain imaging technology that permits the regional localization and quantification of changes in neuronal activation. Based on emerging literature demonstrating that the brain’s basic reward mechanisms are activated when exposed to food cues, we believe the potential exists to demonstrate such a regional activation with visual food cues, and in turn, the ability of Contrave to reduce this activation relative to placebo. The constituents of Contrave have been shown individually to be effective in attenuating craving-associated behaviors (bupropion in smoking under the brand name Zyban, and naltrexone in alcoholism and opioid drug addiction under the brand names Vivitrol, Trexan and ReVia). This study is being conducted in a randomized, double-blind fashion at an academic neuroimaging center. Patients receiving either Contrave or placebo obtain an fMRI at baseline and at study termination at week four. It is anticipated that this study, to the extent that it substantiates our hypothesis, may be useful in positioning Contrave as a treatment that reduces the craving-based consumption of select high calorie foods among obese individuals.

Open-Label Study for Smoking Cessation. We have conducted an exploratory, open-label 24-week clinical trial of Contrave32 for smoking cessation in overweight or obese patients. This trial was conducted in 30 patients across three U.S. centers. The primary endpoint for this trial was the rate of smoking cessation as defined by patient-reported continuous abstinence during weeks 4-12. Secondary endpoints, which were measured at Week 12 and 24, included: rate of smoking cessation as defined by patient-reported continuous abstinence during weeks 4-24; percent change from baseline in total body weight; and a number of other key measures. Additionally, measures of safety and tolerability were evaluated. The endpoints were analyzed using ITT, LOCF.

In this trial, Contrave32 significantly reduced cigarette use among obese patients trying to quit smoking and was not associated with clinically meaningful weight gain. The smoking cessation rates as measured by patient-reported continuous abstinence were 48.1% and 40.7% at Week 12 and 24, respectively. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, insomnia and constipation. These tended to be transient and mild or moderate in severity. No serious adverse events occurred. Five subjects withdrew from this trial due to adverse events.

Open-Label Study for Obese Depressed Patients. We have conducted an exploratory, open-label 24-week clinical trial assessing the safety and efficacy of Contrave32 in overweight or obese patients with major depression. This trial was a single-center trial conducted in 25 patients. The primary endpoint for this trial was the change from baseline in the Montgomery-Asberg Depression Rating Scale, or MADRS, total score at Week 12. Secondary endpoints included change from baseline in the MADRS total score at Week 24, as well a number of other key measures. Additionally, measures of safety and tolerability were evaluated. The endpoints were analyzed using ITT, LOCF.

In this trial, Contrave32 showed a clinically significant reduction in depressive symptoms in the study population, as evidenced by mean decreases from baseline in MADRS total scores of more than 50% at Weeks 12 and 24. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, constipation, headache and insomnia. These adverse events tended to be moderate in severity. No serious adverse events occurred during the trial that were attributed to treatment with Contrave32. Ten subjects withdrew from the trial due to adverse events.

Empatic

Empatic is a fixed dose combination of bupropion SR and zonisamide SR. The combination of bupropion and zonisamide, in our screening model, suggested a synergistic increase in POMC neuronal firing, indicating that this drug combination would enhance satiety and energy expenditure. We have also validated this synergy in rodent models of obesity. Based on the strength of these results and the unique mechanism of action of Empatic, we selected this product combination to complement our Contrave clinical development program. We hold an exclusive license to an issued U.S. patent covering the Empatic composition and methods of use in obesity, and we have filed additional patents covering various compositions, methods of use and formulations.

Zonisamide immediate release was approved in the United States in 2000 for the adjunctive treatment of partial seizures, a form of epilepsy. It is marketed under the brand name Zonegran® by Eisai Inc., which acquired the rights to the product from Elan Pharmaceuticals in 2004. Zonegran became available in generic form in the United States in 2005, and at its peak produced approximately $177 million in annual sales, according to IMS Health. The precise mechanism of zonisamide is unknown; however, it is believed that zonisamide has a number of pharmacologic mechanisms including sodium-channel modulation and enhancement of dopamine and serotonin neurotransmission. Zonisamide, given alone, has also shown weight loss in prior clinical trials conducted at Duke University, or Duke.

Scientific Rationale

Like Contrave, Empatic employs bupropion to stimulate POMC. The second component in Empatic, zonisamide, has been shown in our research to increase the firing rate of POMC neurons by up to eightfold in the presence of bupropion. We also believe that zonisamide may have one or more additional effects. Within the hypothalamus, a set of neurons acts in a reciprocal way to POMC. These are referred to as the Neuropeptide Y/Agouti-related peptide, or NPY/AgRP, neurons. Stimulation of NPY/AgRP neurons results in the release of AgRP, which binds to the melanocortin-4, or MC-4, receptor, resulting in an increase in appetite and energy conservation. The pharmacology of zonisamide has been hypothesized to also inhibit the firing of NPY/AgRP neurons. Strategies that minimize AgRP competition for the MC-4 receptor thus may have the potential to lead to substantive weight loss.

Empatic Clinical Results

Phase IIb Clinical Trial (ZB-201). Based on the results of an initial Phase II proof-of-concept clinical trial for Empatic that enrolled 127 patients across five U.S. centers, we concluded that Empatic showed sufficient efficacy and an acceptable safety and tolerability profile to warrant continued development. In June 2006, we proceeded to study Empatic in a larger randomized, double-blind, placebo-controlled Phase IIb clinical trial exploring several different dosage combinations of bupropion and zonisamide in 623 patients with a BMI between 30 and 43 across 15 U.S. centers.

The primary endpoint for this trial was percent change in body weight measured 24 weeks after the start of treatment. Data were analyzed using ITT, LOCF. For the ITT population, the mean weight loss at 24 weeks ranged from 4.5% of body weight for the lowest dosage tested to 8.6% for the highest dosage tested, versus 1.1% for placebo. Based on these results, as well as the fact that Empatic appeared safe and generally well tolerated, we decided to take two dosages into further clinical testing.

Additional Phase IIb Clinical Trial (ZB-202). We submitted to the FDA the results of the initial Phase IIb clinical trial (ZB-201) at 24 weeks, the primary endpoint. In subsequent correspondence, the FDA confirmed the design of our next Phase IIb clinical trial. We announced the results of this trial in September 2009. This trial was designed to evaluate Empatic at two different dosages (based on the results of our initial Phase IIb clinical trial (ZB-201)) against the individual monotherapies and placebo.

This 24-week, double-blind, placebo-controlled, randomized trial evaluated 729 patients across 20 U.S. centers and incorporated a typical diet and exercise regimen. Patients enrolled in this trial had a BMI between 30 and 45, or as low as 27 in the presence of controlled hypertension or dyslipidemia. The trial studied six arms: placebo, one dose of bupropion monotherapy, two doses of zonisamide monotherapy and two doses of Empatic (360 mg zonisamide SR and 360 mg bupropion SR, or Empatic360/360; and 120 mg of zonisamide SR and 360 mg of bupropion SR, or Empatic120/360).

The primary objective of this trial was to show greater weight loss with Empatic compared to its individual monotherapies and placebo, in accordance with the FDA guidance for combination products. Data were analyzed using ITT, LOCF. This Phase IIb clinical trial met its primary efficacy endpoint by demonstrating statistically significantly greater weight loss for both Empatic doses compared to monotherapies and placebo. Results showed mean weight loss for Empatic360/360 was 7.5% of body weight versus 1.4% for placebo, 2.3% for bupropion 360 and 5.3% for zonisamide 360. Mean weight loss for Empatic120/360 was 6.1% of body weight versus 1.4% for placebo, 2.3% for bupropion 360 and 3.2% for zonisamide 120. For the completer population, the mean weight loss at 24 weeks was 9.9% for Empatic360/360 and 7.7% for Empatic120/360 versus 1.7% for placebo.

The overall discontinuation rates for patients treated with Empatic360/360 and Empatic120/360 were 40.2% and 41.9%, respectively, compared to 40.4% for the placebo group. The discontinuation rates due to adverse events for patients treated with Empatic360/360 and Empatic120/360 was 23.4% and 24.7%, respectively, compared to 13.5% for the placebo group. The most frequent adverse events, as well as those resulting in discontinuation, were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic. There were no serious adverse events attributed by investigators to study drug. There were no statistically or clinically meaningful differences between Empatic and placebo on measures of cognitive function, depression, suicidality or anxiety. We plan to meet with the FDA for an End of Phase II meeting to discuss these data with the goal of defining a Phase III plan for Empatic.

Sales and Marketing

We maintain worldwide commercial rights to our product candidates, and may determine to build a sales force to market and sell these products independently. We may also choose to leverage the resources of a contract sales organization or other third-party vendor. However, we expect that Contrave and Empatic, if approved, will be prescribed predominantly by primary care physicians, including general practitioners, family practitioners and internists. In order to target this large group of potential prescribers, we may consider entering into a collaboration, either in the United States, outside the United States or both, with a pharmaceutical company that has the sales force and marketing resources to adequately address this physician audience. We may also consider a collaboration with a pharmaceutical company that has greater development resources than we do to expand or accelerate one or both of our clinical development programs. However, we cannot assure you that we will complete any collaboration or other strategic transaction, or that, if completed, any collaboration or other strategic transaction will be successful or on attractive terms. For the foreseeable future, we expect to maintain commercial rights to our product candidates and to continue to develop them independently while we actively explore partnership opportunities.

While both Contrave and Empatic are designed to produce weight loss, we expect to position them in a complementary manner. Our market research has indicated that physicians are dissatisfied with the obesity treatments that are currently available, and that growth in the commercial market for obesity therapeutics will be driven by the introduction of new therapeutics. Additional market research with key prescribers has shown that Contrave’s safety and efficacy profile positions it well for the majority of the obesity market and we believe it has the potential to be used as a first-line therapy in the treatment of obesity. We believe that Empatic, given its profile, may be more effective than Contrave in reducing weight. The overall tolerability and safety profile of Empatic has yet to be determined. However, it is likely to have labeling which would recommend appropriate birth control for women of childbearing age and to be contraindicated in women who are pregnant or breast feeding. We expect that the experience gained from future clinical trials will enable us to further refine the positioning and brand characteristics of both products.

To date, we have focused our clinical development efforts exclusively in the United States. This appears to be the largest commercial market for obesity therapeutics and the market which we believe we best understand. However, we have also sought to establish intellectual property covering our obesity product candidates, primarily in the form of issued patents and patent application filings, in various foreign markets. We recognize that there is a significant emerging obesity market in Europe, Asia and Latin America. We believe that conducting the necessary supplemental trials, engaging in local regulatory dialogue and conducting local market research is likely best done through strategic collaborators in territories outside the United States or possibly in partnership with a global pharmaceutical company. We will continue to consider international opportunities, and appropriately prioritize these opportunities in the context of the opportunity in the United States.

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

We have also filed patent applications in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in Europe and Japan with respect to our PCT filing directed to formulations and use of SR oral naltrexone, an ingredient in Contrave. Thus, we now have patent applications pending in those countries (along with our previous filings in the United States and certain non-PCT countries). These filings seek to protect the formulations and use of SR oral naltrexone, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all.

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

Empatic is currently protected in the United States by U.S. Patent Number 7,109,198, which is based on the work of Dr. Kishore Gadde, and which we refer to as the Gadde patent and have licensed on an exclusive basis from Duke pursuant to a patent license described in further detail below. The Gadde patent, which is expected to expire in 2023, provides basic composition of matter coverage for the Empatic zonisamide/bupropion combination and also covers methods of using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. A continuation patent application, related to the Gadde patent and also exclusively licensed to us, issued as U.S. Patent Number 7,425,571. This patent covers methods of using zonisamide (including in combination with bupropion) to cause weight loss, and provides additional coverage for methods of using Empatic to treat obesity until 2023. We have also exclusively licensed from Duke an international patent application that was filed as a counterpart to the Gadde patent in foreign countries, and this international application has now matured into national applications pending in several foreign countries. Our filings directed to formulations and use of SR zonisamide, an ingredient in Empatic, include pending patent application in the United States, certain non-PCT countries, Europe and Japan. We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada.

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

In addition to assigning us any rights it had in our provisional patent application directed to the Contrave combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2009, we have paid a total of approximately $113,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

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

As consideration for this license, we paid upfront fees totaling $100,000 and granted Dr. Dante an option to purchase 73,448 shares of our common stock at an exercise price of $0.10 per share which expires in April 2014. As of December 31, 2009, Dr. Dante has exercised all 73,448 shares of common stock underlying this option grant. We are also obligated to pay a royalty on net sales of products covered by the license. We will be required to make a one-time milestone payment to Dr. Dante in the amount of $1.0 million upon the occurrence of a specified regulatory event. We have the right to grant sublicenses of the patented technology to third parties, subject to our obligation to pay Dr. Dante a royalty on any revenue we receive from such arrangements.

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

SmithKline Beecham Corporation and Glaxo Group Limited License Agreement

In June 2009, we entered into a license agreement with SmithKline Beecham Corporation and Glaxo Group Limited, or collectively GSK, pursuant to which we obtained a non-exclusive worldwide license from GSK to certain patents covering various formulations of bupropion hydrochloride for use in the development and commercialization of Contrave for the treatment of obesity and disorders of weight management.

As consideration for this license, we paid GSK an upfront payment and may be required to make a future milestone payment upon the earliest achievement of certain milestones primarily related to regulatory or commercial events. We have the right to sublicense, without the right to further sublicense, any or all of our rights under the license agreement in connection with specified regulatory or commercial events.

The term of the agreement generally extends on a country-by-country basis until the date of the expiration, lapse or invalidation of the last remaining patent or patent application within the licensed patents in such country. We may terminate the agreement with respect to any particular country or in its entirety at any time upon specified written notice to GSK. However, if we have not yet paid the potential future milestone payment, we may only exercise this termination right if we determine in good faith that the patent, medical/scientific, technical, regulatory or commercial profile of Contrave or a similar product candidate covered under the license agreement does not justify continued development and/or commercialization. Either party may terminate the agreement upon delivery of written notice if the other party is in material default or breach of its obligations and fails to remedy the breach within a specified period. In addition, either party may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings, and the agreement may be terminated by the mutual written agreement of both parties.

Under the license agreement, GSK has the responsibility for and control over, at its sole cost and expense, the filing, prosecution and maintenance of the licensed patents. GSK also has the sole right to, but is not obligated to, bring, at its own expense, an infringement action against any third party, and has full control over its conduct, including settlement thereof.

Manufacturing

To date, our products used in clinical trials have been produced by outside contractors under our supervision.

Patheon Pharmaceuticals, Inc., or Patheon, is currently, and we expect going forward will continue to be, the manufacturer of our long-term clinical and commercial quantities of bupropion SR, naltrexone SR and finished Contrave tablets. Patheon currently provides our clinical quantities on a proposal-by-proposal basis under a master agreement for pharmaceutical development services that we entered into in February 2007. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days. In addition, we may terminate the agreement immediately for any business reason.

Patheon has produced and will produce Contrave using naltrexone and bupropion API supplied from various sources, including but not limited to Cilag GMBH International, or Cilag, and Chemi, S.p.A, or Chemi. We are currently in discussions with several contractors that have the capability to package our future clinical and commercial supplies of Contrave and Empatic.

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

In December 2009, we entered into a supply agreement with Chemi pursuant to which Chemi will manufacture commercial supplies of bupropion for use in our drug products. Pursuant to the terms of the supply agreement, we shall pay certain specified prices for such supplies based on the volumes purchased, which prices may be adjusted, subject to specified limitations. The supply agreement does not require us to purchase any minimum percentage of our total requirements for bupropion from Chemi.

The initial term of the supply agreement commenced retroactively in November 2009 and shall continue in effect until the date that is four years from the date we first received marketing approval for from the FDA or other governmental agency, or similar regulatory agency or commission in any foreign state or territory for our drug product containing bupropion. This initial term shall be automatically renewed for additional two year terms unless we provide specified written notice of our intent to terminate to Chemi prior to the expiration of the initial term or any extension term, as applicable. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, (c) the supply agreement is assigned for the benefit of creditors, (d) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling bupropion or our drug product containing bupropion, (e) our drug product containing bupropion fails during clinical trials and we withdraw our NDA, (f) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of our drug product containing bupropion, or (g) a legal proceeding shall be instituted against Chemi, which is reasonably likely to materially adversely affect Chemi’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

Other than our supply agreements with Cilag and Chemi, we have no long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all.

In the future, if we are able to achieve approval in the United States or other countries to market and sell our products, we intend to continue to rely on outside contractors for the production of necessary supplies. We do not currently intend to establish our own manufacturing capabilities.

Competition

Treatments for obesity consist of behavioral modification (diet and exercise), pharmaceutical therapies, surgery and device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity. However, the demands of behavioral modification tend to cause significant attrition over time, often resulting in regaining weight. When pharmaceutical therapies are recommended it is generally after behavioral modification alone has failed.

Several pharmaceutical products are approved for marketing in the United States with an obesity indication. These pharmaceutical products generally are prescribed for short-term use; fewer agents have been approved for longer-term maintenance therapy. Several older agents, indicated for short-term administration, are amphetamine-like compounds including phentermine, phendimetrazine, benzphetamine and diethylpropion. Of these, phentermine is the most widely used, accounting for approximately 6.2 million prescriptions in the United States in 2009, or approximately $53 million in sales, according to IMS Health.

Sibutramine is marketed in the United States by Abbott Laboratories under the brand name Meridia. Sibutramine appears to suppress appetite by inhibiting the reuptake of serotonin, norepinephrine and dopamine in the brain. In 2009, Meridia accounted for approximately 287,000 prescriptions in the United States, or approximately $36 million in sales, according to IMS Health.

Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that aids in the absorption of fat in the gastrointestinal tract. In 2009, Xenical accounted for approximately 151,000 prescriptions in the United States, or approximately $43 million in sales, according to IMS Health. Orlistat was launched in 2007 over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name allí. According to GlaxoSmithKline, in 2008, allí accounted for approximately $105 million in sales.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., among others. Arena and Vivus have both filed an NDA seeking approval of their respective product candidates in December 2009 and received

Prescription Drug User Fee Act dates in October 2010. With the exception of Amylin and Vivus, most of these other developmental efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early plateau of weight loss typically seen. In addition, several agents in a new therapeutic class called cannabanoid antagonists have recently failed or been withdrawn from the market.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or those with a BMI greater than 35 who are experiencing obesity-related complications such as diabetes. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic, Inc., and Satiety, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

In addition, we may face competition from generic products. Each of bupropion, naltrexone and zonisamide is available in generic form. However, we have undertaken strategies which we believe may impede potential competition from generic products. Supplementing our existing composition patents and patent applications, we have developed formulations and dosages of Contrave and Empatic that we believe may improve patient outcomes and provide further barriers to entry, including intellectual property protection, for potential competitors. We believe there cannot be an AB-equivalence designation for the generic versions of the constituents comprising Contrave and Empatic because of differences in pharmacokinetics between the existing generically available formulations and doses and the formulations and doses we plan to use. For naltrexone and zonisamide, we have selected dosages and are using formulations that are not currently available in generic form and create a different pharmacokinetic profile from the generic forms of these drugs. For bupropion, we are utilizing dosages that are not currently generically available. We believe that our issued, composition and methods-of-use patents will prevent generic firms from manufacturing comparable formulations and from marketing the constituent compounds together. In addition, we believe that practitioners who are seeking to prescribe safe and effective therapy are not likely to prescribe off-label generics in place of Contrave or Empatic because the dosages, pharmacokinetic profile and titration regimens for Contrave and Empatic would not be available using existing generic preparations. Moreover, while general practitioners are the primary prescribers of anti-obesity therapies and are generally familiar with bupropion, they are not the primary prescribers of the other constituents of our product candidates, naltrexone and zonisamide. Accordingly, we believe that general practitioners will be unlikely to prescribe generic compounds with which they are unfamiliar. As a result, we believe that we have established a position with both Contrave and Empatic that will limit generic competition.

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

FDA approval is required before any new drug, including a new dosage form or use of a previously approved drug, can be marketed in the United States.

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

Preclinical tests include laboratory evaluation, as well as animal studies to evaluate pharmacology and toxicity. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations, including regulations for informed consent.

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

Because our product candidates are fixed-combination prescription drugs, we will need to comply with the FDA’s regulation that requires each component of each product to make a contribution to the claimed effects. This means that our clinical trials for our product candidates will need to evaluate the combination as compared to each component separately and to placebo. In addition, in designing our clinical trials, we will also need to consider draft guidance for developing products for weight management issued by the FDA in February 2007, which includes recommendations on the design of clinical trials evaluating the efficacy and safety of products intended to treat obesity. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information.

The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, which has been reauthorized three times by Congress, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($1,405,000 in the FDA’s Fiscal Year 2010) and will likely increase in future years. The statute provides for waiver of the application fee for the first NDA for a small business under certain circumstances. In February 2010, we were granted a waiver of this application fee. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees currently exceeding $457,000 per manufacturing establishment and $79,000 per product. The FDA has agreed to certain performance goals in the review of NDAs. It is likely that the NDAs, if any, for Contrave and Empatic will be reviewed on a ten-month cycle by the FDA. The review process is often extended by the submission of additional information or clarification during the review. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional data including additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we do.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to products previously approved by the FDA, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for previously approved products. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) applicant has submitted its own data. The FDA requires companies to perform additional studies or measurements to support the change from the approved product. We intend to submit our initial NDAs for Contrave and Empatic under Section 505(b)(2), based on the extensive safety information that has been collected for the approved drug products that are incorporated in these product candidates. To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the studies conducted for an approved product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the patent holder and the NDA holder. If and when we submit our NDAs for Contrave and Empatic, we intend to make paragraph IV certifications that our product candidates do not infringe the bupropion patents listed in the Orange Book and send the appropriate notice to the patent holder and NDA holder once we receive confirmation from the FDA that our NDA is sufficiently complete to permit a substantive review. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV notification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources.

If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, assuming we conduct or sponsor a new clinical investigation that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a generic drug application or, in some cases, another 505(b)(2) application for a drug product for the protected conditions of approval (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity would not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Post-Approval Requirements

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

Other Regulatory Requirements

The recently enacted Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA the authority to require a drug-specific risk evaluation and mitigation strategy, or REMS, to ensure the benefits of the drug outweighs the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, a sponsor must submit a proposed REMS as part of its application, or if the request is made post-approval, not later than 120 days after the FDA notifies the drug sponsor. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on how a drug may be prescribed or dispensed or other measures that the FDA deems necessary to assure the safe use of the drug.

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

Employees

As of March 8, 2010, we had 61 full-time employees and one part-time employee, consisting of clinical development, medical affairs, regulatory affairs, marketing, technical operations and administration. We consider our relations with our employees to be good.

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

Moreover, FDA may refuse to accept our NDA. For example, we intend to submit six months primary stability data from three registration batches from each dose with our NDA along with supporting clinical batches with 24 months of stability data. FDA could request additional stability data at time of submission. Any refusal to file will delay the approval process for Contrave.

Contrave has been evaluated in Phase III clinical trials for the treatment of obesity. We anticipate submitting an NDA with respect to Contrave to the FDA for potential approval by the end of April 2010. Empatic has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at the End of Phase II meeting we plan to conduct with the FDA, prior to our submission of an NDA to the FDA for potential approval. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, Contrave may not be approved even though it achieved its specified endpoints in the Phase III clinical trials and met the FDA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase III clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve Contrave for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials, including cardiovascular outcomes studies which may be required prior to or after approval. The risk of an outcomes study may be more likely depending on the results of the large sibutramine outcomes, or SCOUT, trial, the preliminary data for which suggests that patients using sibutramine have a higher number of cardiovascular events (heart attack, stroke, resuscitated cardiac arrest, or death) than patients using a placebo. In response to the preliminary data from the SCOUT trial, the European Medicines Agency recently recommended suspension of market authorizations for sibutramine across the European Union.

In addition, the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of Contrave. We may also submit a risk evaluation and mitigation strategy, or REMS, to the FDA along with our NDA submission that may include a Medication Guide and/or communication plan. It is possible that a REMS submission may delay the drug approval process for our NDA submission. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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

The FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. While we believe the design of our pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance and that the pivotal clinical trials have met the efficacy and safety requirements, the FDA may not agree with our interpretation of the results from the Contrave pivotal Phase III clinical trials.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. We plan to meet with the FDA for an End of Phase II meeting to discuss the Phase IIb data with the goal of defining a Phase III plan for Empatic. We have not yet commenced any Phase III clinical trials for this product candidate.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has now been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven serious adverse events were attributed by investigators as possibly related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting, dizziness and dry mouth. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. Serious adverse events have been reported to the FDA and study investigators as required in accordance with current guidelines and standards. Serious adverse events that are not characterized by clinical investigators as possibly related to our study drug or adverse events that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of adverse events, severe or otherwise will have an adverse effect on our stock price. In addition, our interpretation of the data from our clinical trials is contingent upon the review and ultimate approval of the FDA. The FDA may not agree with our methods of analysis or our interpretation of the results.

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate (in particular, depression, suicidality and seizures) and the potential for long-term use of the product by patients. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Further, if any of our product candidates receives marketing approval and we or others identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:

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

There are known adverse side effects to the individual use of bupropion, naltrexone and zonisamide.

A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “black box” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “black box” warning be extended to cover adults up to their mid-20’s. We expect that any additional warnings or other labeling changes related to suicidal thinking and behavior in adults will be required on labeling for both Contrave and Empatic. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “black box” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning will highlight the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both Contrave and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these product candidates, if approved.

The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not designed either the Contrave or Empatic programs for the treatment of children or adolescents, it is possible that the FDA will require a Medication Guide for both Contrave and Empatic. We may submit a REMS to the FDA along with our NDA submission for Contrave that may include a Medication Guide and/or communication plan. These warnings and other requirements may have the effect of limiting the market acceptance by our targeted physicians and patients of Contrave and Empatic, if these product candidates are approved.

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes or initiate new clinical trials to account for these changes. For instance, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance and the advisory committee’s discussions with respect to rimonabant, we cannot guarantee that in the final guidance the FDA will not require different designs or data to be generated. In addition, at the time of approval the FDA may request one or more additional clinical trials or studies to support regulatory approval. For example, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcome studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional studies on our product candidates before or subsequent to approval. If we are required to conduct substantial clinical trials, including, for example, cardiovascular outcomes trials, prior to approval, we may not have the resources to successfully commercialize our product candidates. Moreover, amendments to ongoing clinical trials in response to changes in regulatory requirements or guidance may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or we terminate any of our clinical trials, or if we have to conduct additional clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

We rely primarily on third parties to conduct our clinical trials and assist us in the preparation of our regulatory applications. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.

We may depend on CROs and independent clinical investigators to conduct our clinical trials in the future. We currently rely on Octagon Research Solutions, Inc., or Octagon, to assist us with a variety of matters related to the preparation of our regulatory applications. In addition, we utilize the services of inVentiv Clinical Solutions LLC to conduct our data management in connection with our clinical trials, as well as the preparation of our regulatory applications. The third parties with which we contract for execution of our clinical trials and preparation of our regulatory applications play a significant role in the conduct of our clinical trials, the subsequent collection, review and analysis of data and the preparation of regulatory applications. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If Octagon, inVentiv, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the submission and potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., among others. Arena and Vivus have both filed an NDA seeking approval of their respective product candidates in December 2009 and received Prescription Drug User Fee Act dates in October 2010. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we are able to market our product candidates, if approved.

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

We have limited sales and marketing experience and resources, and if we do not enter into collaboration or co-promotion arrangements, we may not be able to effectively market and sell our products and our ability to generate revenues may be delayed or limited.

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We also may not be able to enter into collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into collaboration or co-promotion arrangements for our product candidates, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize our product candidates will be limited and as a result our competitors may be more successful in marketing and selling their products. Even if we do enter into collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product candidates. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates. Any such failures would negatively affect our ability to generate revenues.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “black box” warning related to concerns regarding antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. We may submit a Medication Guide and/or communication plan for Contrave pursuant to a REMS along with our anticipated NDA submission with the FDA. The FDA could also require a registry to track the patients utilizing the product. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcome studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional studies on our product candidates. If we are required to conduct substantial clinical trials, including, for example, cardiovascular outcomes trials, prior to approval, we may not have the resources to successfully commercialize our product candidates.

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

In December 2009, we entered into a supply agreement with Chemi, S.p.A, or Chemi, pursuant to which Chemi will manufacture commercial supplies of bupropion for use in our drug products. The initial term of the supply agreement commenced retroactively in November 2009 and shall continue in effect until the date that is four (4) years from the date we first received marketing approval for from the FDA or other governmental agency, or similar regulatory agency or commission in any foreign state or territory for our drug product containing bupropion. This initial term shall be automatically renewed for additional two (2) year terms unless we provide specified written notice of our intent to terminate to Chemi prior to the expiration of the initial term or any extension term, as applicable. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, (c) the supply agreement is assigned for the benefit of creditors, (d) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling bupropion or our drug product containing bupropion, (e) our drug product containing bupropion fails during clinical trials and we withdraw our NDA, (f) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of our drug product containing bupropion, or (g) a legal proceeding shall be instituted against Chemi, which is reasonably likely to materially adversely affect Chemi’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

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

Bupropion, which is an API in both Contrave and Empatic, is known to have issues with stability that require manufacturing processes that minimize exposure to moisture and limit oxidation. We are performing stability testing to ensure that our combination tablet of Contrave has sufficient stability to provide the customary stability characteristics and shelf life expected of a conventional pharmaceutical product. Although we are currently conducting stability studies, we cannot be sure that either Contrave or Empatic will be stable, and we may not be able to demonstrate sufficient long-term stability, which could result in the delay or denial of regulatory approval by the FDA or jeopardize our ability to bring such product candidates to market.

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

As of March 8, 2010, we had 61 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively, including any future trials of Contrave or Empatic;

•	manage the manufacturing and development of Contrave and Empatic;

•

manage our internal development efforts and potential commercialization efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators and other third parties;

•	build a marketing and sales organization if Contrave is approved and we do not either enter into a collaboration with or outsource such functions to a third party;

•	continue to improve our operational, financial and management controls, reporting systems; and procedures; and

•	attract and retain the breadth and depth of sufficient numbers of talented employees.

We outsource many key functions of our business and therefore rely on a number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. Federal legislation, the Physician Payments Sunshine Act of 2009, has been proposed. This legislation would require disclosure to the federal government of payments to physicians. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

We have also filed patent applications in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in Europe and Japan with respect to our PCT filing directed to formulations and use of SR oral naltrexone, an ingredient in Contrave. Thus, we now have patent applications pending in those countries (along with our previous filings in the United States and certain non-PCT countries). These filings seek to protect the formulations and use of SR oral naltrexone, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all. If a competitor is willing to challenge the scope or validity of the Dante patents and/or the Weber/Cowley patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval.

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. In addition, Duke has filed international counterparts to the Gadde patent that are currently pending; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic. The PCT filing has matured into patent applications in Europe and Japan, and thus we now have patent applications pending in those countries (along with certain other foreign countries and the United States). However, we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

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

Periodic maintenance fees on the Gadde patents covering Empatic and the Weber/Cowley patents covering Contrave are due to be paid to the PTO in several stages over the lifetimes of the patents. Future maintenance fees will also need to be paid on one of the Dante patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our issued and pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. In addition, we have received federal trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan. We have received federal trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. We have an intent-to-use trademark application pending in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2009, we had an accumulated deficit of $266.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease in 2010 due to the completion of our Contrave Phase III clinical trial program, as well as the completion of our Phase II clinical trial for Empatic. We expect increases in pre-commercialization expenses as we seek approval for and prepare for the launch of Contrave. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur for several years (we currently expect to file our first NDA by the end of April 2010), we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, Inc., have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the year ended December 31, 2009, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.78 to a high sale price of $10.83. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements concerning our NDA for Contrave;

•	announcements regarding results of our competitor’s clinical trials;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	The results from our clinical trials, including future required trials, if any, for Contrave and future clinical trials for Empatic;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of March 8, 2010, our executive officers and directors and their affiliates together controlled approximately 34% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “OREX” since April 26, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$10.03	$6.10
Third Quarter	10.83	5.00
Second Quarter	5.40	1.78
First Quarter	6.94	2.14

Year Ended December 31, 2008:
Fourth Quarter	$11.04	$1.55
Third Quarter	12.28	7.25
Second Quarter	11.84	6.89
First Quarter	14.34	9.80

On March 8, 2010, the last reported sale price of our common stock on the Nasdaq Global Market was $6.71. As of March 8, 2010, there were 44 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2009.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards		Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	6,744,037	(1)	$6.07	79,157
Equity compensation plans not approved by security holders:	264,000	(2)	$7.75	236,000

Total	7,008,037		$6.13	315,157

(1)

Represents shares reserved for issuance under the 2004 Stock Plan and the 2007 Equity Incentive Award Plan, as amended, or the 2007 Plan. The 2007 Plan was adopted at the time of our initial public offering which coincided with our discontinuation of granting awards under the 2004 Stock Plan. Stock options under the 2007 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years, and have a ten-year life. The 2007 Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 5% of our outstanding common stock on the applicable January 1, (ii) 2,000,000 shares of common stock, or (iii) a lesser amount determined by our board of directors.

(2)

Represents shares reserved for issuance under the 2007 Plan to individuals not previously an employee or non-employee director of ours (or following a bona fide period of non-employment with us), as an inducement material to each individual’s entering into employment with us, or the Inducement Reserve, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, or Rule 5635(c)(4). The 2007 Plan was amended in October 2009 to provide for the reservation of 500,000 shares of our common stock to be issued pursuant to the Inducement Reserve without stockholder approval, as permitted under Rule 5635(c)(4). The 2007 Plan was further amended without stockholder approval in February 2010 to reserve an additional 2,000,000 shares of our common stock to be issued pursuant to the Inducement Reserve.

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

	April 26, 2007	December 31, 2009
Orexigen Therapeutics, Inc.	$100	$57
Nasdaq Composite Index	$100	$91
Nasdaq Biotechnology Index	$100	$99

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years Ended December 31,					Period From September 12, 2002 (Inception) to December 31, 2009
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174	$174
License revenue	88	88	88	88	88	441

Total revenues	88	88	88	88	262	615
Operating expenses:
Research and development	47,441	79,261	50,253	22,586	9,709	216,559
General and administrative	18,177	15,651	10,657	5,870	3,386	55,999

Total operating expenses	65,618	94,912	60,910	28,456	13,095	272,558

Loss from operations	(65,530)	(94,824)	(60,822)	(28,368)	(12,833)	(271,943)
Other income (expense):
Interest income	333	3,115	3,901	872	744	9,012
Interest expense	(1,365)	(1,531)	(846)	(8)	—	(3,806)

Total other income (expense)	(1,032)	1,584	3,055	864	744	5,206

Net loss	(66,562)	(93,240)	(57,767)	(27,504)	(12,089)	(266,737)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(10)	(31)	(24)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	(13,860)	—	(13,860)

Net loss attributable to common stockholders	$(66,562)	$(93,240)	$(57,777)	$(41,395)	$(12,113)	$(280,675)

Basic and diluted net loss per share(1)	$(1.67)	$(2.76)	$(3.08)	$(18.87)	$(6.12)

Shares used to calculate net loss per share(1)	39,905	33,762	18,757	2,193	1,980

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$92,158	$86,167	$85,454	$34,413	$27,647
Working capital	77,387	60,862	74,648	29,644	26,412
Total assets	96,848	91,908	91,320	36,810	28,114
Long-term debt, less current portion	2,416	8,800	11,072	—	—
Redeemable convertible preferred stock	—	—	—	45,897	45,866
Deficit accumulated during the development stage	(266,737)	(200,175)	(106,935)	(49,168)	(21,664)
Total stockholders’ equity (deficit)	75,903	53,794	64,883	(15,847)	(20,576)

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic CNS activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are testing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for any product candidate.

We are a development stage company. We have incurred significant net losses since our inception. As of December 31, 2009, we had an accumulated deficit of $266.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In January 2008, we completed a public offering of 7,000,000 shares of common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering were approximately $71.5 million, after deducting underwriting discounts, commissions and offering expenses payable by us. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of our common stock, from which we received cash proceeds, net of underwriting discounts, of approximately $3.4 million.

In July 2009, we completed a public offering of 11,500,000 shares of our common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts, commissions and offering expenses.

Revenues

We have generated approximately $615,000 in revenue from inception through December 31, 2009, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing our product candidates.

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

The following table summarizes our research and development expenses for the year ended December 31, 2009. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$36,270
Other	134

Subtotal	36,404
Internal costs	8,096
Stock-based compensation	2,941

Total research and development costs	$47,441

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

We expect our development expenses to decline in 2010 due to the completion of our Contrave Phase III clinical trial program, as well as the completion of our Phase II clinical trial for Empatic. We expect increases in pre-commercialization expenses as we seek approval for and prepare to launch Contrave. Future development expenses will depend on whether we must conduct additional clinical trials for Contrave, our financial resources, as well as decisions made with respect to our Empatic program. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets before 2011, if at all.

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

Income Taxes

At December 31, 2009, we have federal and state net operating loss carryforwards of approximately $247.9 million and $224.6 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2022 and 2013, respectively, unless previously utilized. At December 31, 2009, we have federal and state research and development tax credit carryforwards of $10.4 million and $2.6 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize our net operating loss, or NOL, and tax credit carryovers. Such limitations will result in approximately $945,000 of tax benefits related to NOL and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.

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

Stock-Based Compensation

We account for stock-based compensation to employees in accordance with the fair value method of accounting for stock-based compensation arrangements which requires us to expense the estimated fair value of non-cash, stock-based payments to employees. Share-based payment transactions with employees are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 were $6.2 million, $7.1 million and $4.4 million, respectively. At December 31, 2009, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $17.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.

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

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities Exchange Commission. This decision was based on the lack of relevant historical data due to our limited historical experience. For options granted during the year ended December 31, 2009, we have calculated a weighted average expected term of 6.2 years. In addition, due to our limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. For purposes of estimating the fair value of stock options granted during 2009 using the Black-Scholes model, we used estimated weighted average stock price volatility of 59.6%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 2.3% for the year ended December 31, 2009). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2009, 2008 and 2007, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2009, 2008 and 2007 based on historical experience.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Income Taxes

We follow the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The topic is effective for fiscal years beginning after December 15, 2006.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates which will be in effect when the differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized.

Results of Operations

Comparison of year ended December 31, 2009 to year ended December 31, 2008

Revenues. Revenues for each of the years ended December 31, 2009 and 2008 were $88,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $47.4 million for the year ended December 31, 2009 from $79.3 million in 2008. This decrease of approximately $31.9 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $39.8 million. The decrease in research and development expenses was partly offset by an increase in costs incurred in connection with the preparation for our New Drug Application for Contrave of $2.8 million, an increase in license fees of $2.5 million and an increase in salaries and personnel related costs totaling approximately $2.5 million.

General and Administrative Expenses. General and administrative expenses increased to $18.2 million for the year ended December 31, 2009 from $15.7 million in 2008. This increase of $2.5 million was principally due to increases in salaries and personnel related costs totaling $1.7 million, an increase in medical affairs expense of $522,000, an increase in recruiting expense of $490,000 and an increase in public relations costs of $338,000. The increases were partially offset by a decrease in stock-based compensation costs totaling approximately $1.3 million.

Interest Income. Interest income decreased to $333,000 for the year ended December 31, 2009 from $3.1 million in 2008. This decrease of approximately $2.8 million was primarily due to lower interest rates and a decrease in average cash and investment balances.

Interest Expense. Interest expense decreased to $1.4 million for the year ended December 31, 2009 from $1.5 million in 2008. This decrease of approximately $166,000 was primarily due to the decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the $23.8 million borrowed under the credit and security agreement with GE Healthcare Financial Services as of December 31, 2009.

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

Interest and Other Income. Interest income decreased to $3.1 million for the year ended December 31, 2008 from $3.9 million in 2007. This decrease of $786,000 was primarily due to lower interest rates partially offset by an increase in average cash and investment balances.

Interest Expense. Interest expense increased to $1.5 million for the year ended December 31, 2008 from $846,000 in 2007 primarily due to an increase of the amounts borrowed under the credit and security agreement, as amended, with GE Healthcare Financial Services, of which approximately $16.4 million was outstanding as of December 31, 2008.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through December 31, 2009, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million; and

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million.

As of December 31, 2009, we had $37.7 million in cash and cash equivalents and an additional $54.5 million in investment securities, available-for-sale. As of December 31, 2009, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $68.5 million and $74.7 million for 2009 and 2008, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $14.3 million for 2009 and the net cash provided by investing activities was $15.4 million for 2008. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $75.0 million and $75.8 million for 2009 and 2008, respectively. The net cash provided for 2009 is primarily as a result of the public sale of our common stock in July 2009 for aggregate net proceeds of $81.6 million. The net cash provided for 2008 was primarily a result of the public sale of our common stock in January and February 2008 for aggregate net proceeds of $74.9 million.

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

In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital providing for potential borrowing until June 30, 2007 of up to $17.0 million. In July 2007, we entered into a first amendment to the credit and security agreement with Merrill Lynch Capital. The first amendment provided for, among other things, the extension of the period during which Merrill Lynch Capital was obligated to make advances under the credit and security agreement to us from June 30, 2007 to December 31, 2007. In November 2007, we entered into a second amendment to the credit and security agreement with Merrill Lynch Capital. The second amendment provided for, among other things, the increase of the total amount available for advances under the credit and security agreement from $17.0 million to $25.0 million, our obligation to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital was obligated to make advances to us under the credit and security agreement from December 31, 2007 to December 31, 2008. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services.

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at December 31, 2009 bear interest at an average rate of 7.3%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, potential borrowings and potential corporate collaborations. However, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial requirements that may restrict our ability to operate our business.

Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Long-term debt obligations(1)	$9,231	$6,773	$2,458	$—	$—
Long-term liabilities(2)	1,190	500	690	—	—
Operating lease obligations	6,266	1,791	3,481	994	—
License obligations(3)	—	—	—	—	—

Total	$16,687	$9,064	$6,629	$994	$—

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

(3)

License obligations do not include additional payments of up to $2.7 million due upon the occurrence of certain milestones related to regulatory or commercial events or potential payments of up to $5.7 million to Duke University should we receive milestone payments from Cypress under our agreement with Cypress (up to $3.7 million excluding milestone payments unrelated to sleep apnea). We may also be required to pay royalties on any net sales of the licensed products. License payment may increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Recently Issued Accounting Standards

In April 2009, the FASB issued a new accounting standard providing guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies previous accounting standards to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for us for interim and annual periods beginning after January 1, 2010. The adoption of this standard will not have an impact on our consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The new guidance is effective for reporting periods beginning after August 28, 2009, which means that it became effective for our fourth quarter beginning October 1, 2009. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents as of December 31, 2009 consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying balance sheets of Orexigen Therapeutics, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and for the period from September 12, 2002 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orexigen Therapeutics, Inc. (a development stage company) at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 and for the period from September 12, 2002 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Orexigen Therapeutics, Inc’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 11, 2010

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,658	$45,451
Investment securities, available-for-sale	54,500	40,716
Prepaid expenses and other current assets	1,529	1,184

Total current assets	93,687	87,351
Property and equipment, net	1,324	2,059
Restricted cash	1,290	1,375
Other assets	547	1,123

Total assets	$96,848	$91,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,713	$5,644
Accrued expenses	5,115	13,166
Deferred revenue, current portion	88	88
Long-term debt, current portion	6,384	7,591

Total current liabilities	16,300	26,489
Deferred revenue, less current portion	971	1,058
Long-term debt, less current portion	2,416	8,800
Other long-term liabilities	1,258	1,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2009 and 2008, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at December 31, 2009 and 2008; 47,215,479 and 34,433,322 shares issued and outstanding at December 31, 2009 and 2008, respectively	47	34
Additional paid-in capital	342,599	253,782
Accumulated other comprehensive income (loss)	(6)	153
Deficit accumulated during the development stage	(266,737)	(200,175)

Total stockholders’ equity	75,903	53,794

Total liabilities and stockholders’ equity	$96,848	$91,908

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,			Period from September 12, 2002 (Inception) to December 31, 2009
	2009	2008	2007
Revenues:
Collaborative agreement	$—	$—	$—	$174
License revenue	88	88	88	441

Total revenues	88	88	88	615
Operating expenses:
Research and development	47,441	79,261	50,253	216,559
General and administrative	18,177	15,651	10,657	55,999

Total operating expenses	65,618	94,912	60,910	272,558

Loss from operations	(65,530)	(94,824)	(60,822)	(271,943)
Other income (expense):
Interest income	333	3,115	3,901	9,012
Interest expense	(1,365)	(1,531)	(846)	(3,806)

Total other income (expense)	(1,032)	1,584	3,055	5,206

Net loss	(66,562)	(93,240)	(57,767)	(266,737)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(10)	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	(13,860)

Net loss attributable to common stockholders	$(66,562)	$(93,240)	$(57,777)	$(280,675)

Net loss per share attributable to common stockholders—basic and diluted(1)	$(1.67)	$(2.76)	$(3.08)

Shares used to compute basic and diluted net loss per share attributable to common stockholders(1)	39,905	33,762	18,757

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

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 12, 2002 (INCEPTION) TO DECEMBER 31, 2009

(In thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 12, 2002 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder at $0.002 per share in exchange for services in September	—	—	—	—	650	1	—	—	—	—	—	—	1
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)

Balance at December 31, 2002	—	—	—	—	650	1	—	—	—	—	—	(1)	—
Issuance of common stock at $0.002 per share for cash in June, November and December	—	—	—	—	949	1	—	—	1	—	—	—	2
Issuance of common stock at $0.002 per share in exchange for services in December	—	—	—	—	443	—	—	—	1	—	—	—	1
Issuance of common stock at $0.002 per share in exchange for technology in December	—	—	—	—	76	—	—	—	—	—	—	—	—
Issuance of common stock options to consultant in exchange for services	—	—	—	—	—	—	—	—	1	—	—	—	1
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,881)	(1,881)

Balance at December 31, 2003	—	—	—	—	2,118	2	—	—	3	—	—	(1,882)	(1,877)
Issuance of Series A redeemable convertible preferred stock at $1.18 per share for cash in January, net of issuance costs	7,864	9,194	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock for conversion of notes payable and accrued interest in January	1,458	1,721	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock at $0.002 per share in exchange for technology in March	—	—	—	—	443	—	—	—	44	—	—	—	44
Issuance of common stock options to consultants in exchange for services in March	—	—	—	—	—	—	—	—	2	—	—	—	2
Accretion of redeemable convertible preferred stock to redemption value	—	13	—	—	—	—	—	—	(13)	—	—	—	(13)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(7,693)	(7,693)

Balance at December 31, 2004	9,322	10,928	—	—	2,561	2	—	—	36	—	—	(9,575)	(9,537)
Deferred employee stock based compensation related to issuance of stock options to employees	—	—	—	—	—	—	—	—	5,029	(5,029)	—	—	—

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,113	—	—	1,113
Stock-based compensation for common stock issued to consultants in exchange for services	—	—	—	—	—	—	—	—	2	—	—	—	2
Repurchase of common stock at $0.002 per share for cash in January	—	—	—	—	(267)	—	—	—	—	—	—	—	—
Exercise of common stock options at $0.10 per share for cash	—	—	—	—	59	—	—	—	6	—	—	—	6
Issuance of Series B redeemable convertible preferred stock for cash at $2.36 per share in April and May, net of issuance costs	—	—	14,831	34,915	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	13	—	10	—	—	—	—	(24)	—	—	—	(24)
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,089)	(12,089)

Total comprehensive loss													(12,136)

Balance at December 31, 2005	9,322	10,941	14,831	34,925	2,353	2	—	—	5,049	(3,916)	(47)	(21,664)	(20,576)
Reversal of deferred compensation upon adoption of FAS 123(R)	—	—	—	—	—	—	—	—	(3,916)	3,916	—	—	—
Exercise of common stock options at $0.10 and $0.60 per share for cash	—	—	—	—	45	—	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,258	—	—	—	2,258
Accretion of redeemable convertible preferred stock to redemption value	—	14	—	17	—	—	—	—	(31)	—	—	—	(31)
Issuance of Series C convertible preferred stock for cash at $3.42 per share in November, net of issuance costs	—	—	—	—	—	—	8,772	9	29,932	—	—	—	29,941
Beneficial conversion feature—deemed dividend on issuance of Series C convertible preferred stock	—	—	—	—	—	—	—	—	13,860	—	—	—	13,860
Beneficial conversion feature—deemed dividend of beneficial conversion feature for Series C convertible preferred stock	—	—	—	—	—	—	—	—	(13,860)	—	—	—	(13,860)

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,504)	(27,504)

Total comprehensive loss													(27,446)

Balance at December 31, 2006	9,322	10,955	14,831	34,942	2,398	2	8,772	9	33,299	—	11	(49,168)	(15,847)
Accretion of redeemable convertible preferred stock to redemption value	—	4	—	6	—	—	—	—	(10)	—	—	—	(10)
Issuance of common stock in initial public offering at $12.00 per share, net of issuance costs	—	—	—	—	8,050	8	—	—	87,883	—	—	—	87,891
Conversion of preferred stock in connection with initial public offering	(9,322)	(10,959)	(14,831)	(34,948)	16,462	17	(8,772)	(9)	45,899	—	—	—	45,907
Exercise of common stock options at $0.10, $0.60, $0.70 and $2.00 per share for cash	—	—	—	—	73	—	—	—	77	—	—	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,423	—	—	—	4,423
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	209	—	209
Net loss	—	—	—	—	—	—	—	—	—	—	—	(57,767)	(57,767)

Total comprehensive loss													(57,558)

Balance at December 31, 2007	—	—	—	—	26,983	27	—	—	171,571	—	220	(106,935)	64,883
Issuance of common stock, net of issuance costs	—	—	—	—	7,326	6	—	—	74,904	—	—	—	74,910
Exercise of common stock options	—	—	—	—	124	1	—	—	184	—	—	—	185
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,123	—	—	—	7,123
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(93,240)	(93,240)

Total comprehensive loss													(93,307)

Balance at December 31, 2008	—	—	—	—	34,433	34	—	—	253,782	—	153	(200,175)	53,794
Issuance of common stock, net of issuance costs	—	—	—	—	11,500	12	—	—	81,612	—	—	—	81,624
Exercise of common stock options	—	—	—	—	1,282	1	—	—	977	—	—	—	978
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,228	—	—	—	6,228
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(66,562)	(66,562)

Total comprehensive loss													(66,721)

Balance at December 31, 2009	—	$—	—	$—	47,215	$47	—	$—	$342,599	$—	$(6)	$(266,737)	$75,903

OREXIGEN THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,			Period from September 12, 2002 (Inception) to December 31, 2009
	2009	2008	2007
Operating activities
Net loss	$(66,562)	$(93,240)	$(57,767)	$(266,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium (accretion of discount) on investment securities, available-for-sale	592	(1,588)	(2,476)	(3,364)
Amortization of debt issuance costs	468	250	203	929
Depreciation	478	447	138	1,120
Loss on disposal of equipment	83	—	—	87
Issuance of common stock in exchange for technology and services	—	—	—	47
Stock-based compensation	6,228	7,123	4,423	21,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(345)	1,352	(2,249)	(1,464)
Accounts payable and accrued expenses	(8,983)	10,356	3,551	9,882
Other assets	108	157	(130)	(59)
Other long-term liabilities	(500)	—	—	(500)
Deferred rent	(9)	535	7	567
Deferred revenue	(88)	(88)	(88)	1,059

Net cash used in operating activities	(68,530)	(74,696)	(54,388)	(237,283)
Investing activities
Purchases of investment securities, available-for-sale	(100,366)	(125,049)	(134,814)	(416,364)
Maturities and sales of investment securities, available-for-sale	85,833	142,339	96,000	365,223
Purchases of property and equipment	(126)	(1,647)	(534)	(2,896)
Proceeds from sale of equipment	300	—	—	300
Restricted cash	85	(250)	(970)	(1,290)

Net cash provided by (used in) investing activities	(14,274)	15,393	(40,318)	(55,027)
Financing activities
Proceeds from borrowings of long-term debt	—	5,800	18,000	23,800
Payments on borrowings on long-term debt	(7,591)	(5,215)	(2,193)	(14,999)
Proceeds from issuance of convertible and redeemable preferred stock for cash, net of issuance costs	—	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	—	29,940
Proceeds from promissory notes	—	—	—	1,665
Costs paid in connection with loan agreement	—	—	(43)	(226)
Costs paid in connection with initial public offering	—	—	623	—
Proceeds from issuance of common stock	82,602	75,095	87,968	245,679
Costs paid in connection with public offering	—	107	(107)	—

Net cash provided by financing activities	75,011	75,787	104,248	329,968
Increase (decrease) in cash and cash equivalents	(7,793)	16,484	9,542	37,658
Cash and cash equivalents at beginning of period	45,451	28,967	19,425	—

Cash and cash equivalents at end of period	$37,658	$45,451	$28,967	$37,658

Supplemental Disclosure
Interest paid	$904	$1,323	$581	$2,808

Unrealized gain (loss) on investment securities, available-for-sale	$(159)	$(67)	$209	$(6)

Non-cash financing activities
Conversion of notes payable and accrued interest to redeemable convertible preferred stock	$—	$—	$—	$1,721

Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$10	$78

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of December 31, 2009, had an accumulated deficit of $266.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

Restricted Cash

As of December 31, 2009, restricted cash represents certificates of deposit pledged as collateral for letters of credit issued by the Company in connection with the execution of operating leases in September 2006 ($70,000), December 2007 ($800,000) and December 2008 ($420,000).

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of these items. Investment securities, available-for-sale, are carried at fair value. The fair value of the outstanding debt approximates its carrying value as of the balance sheet date.

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

Concentration of Revenue

Cypress Bioscience, Inc. (“Cypress”) accounted for 100%, 100%, 100% and 72% of revenue for the years ended December 31, 2009, 2008 and 2007, and for the period from September 12, 2002 (inception) to December 31, 2009, respectively. Eli Lilly and Company (“Eli Lilly”) accounted for 0%, 0%, 0% and 28% of revenue for the years ended December 31, 2009, 2008 and 2007, and for the period from September 12, 2002 (inception) to December 31, 2009, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses as of December 31, 2009.

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

The Company follows the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification that defines a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the Income Taxes Topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

During 2005, the Company entered into a collaborative research and development contract with Eli Lilly. The agreement was to provide research and development over a term of one year on a best efforts basis at which time the agreement terminated. Amounts received were recognized over the term of the agreement, which ended in December 2005.

Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-Based Compensation

Compensation costs related to all equity instruments granted is recognized at the grant-date fair value of the awards. Additionally, the Company includes an estimate of the number of awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis. No related tax benefits of the share-based compensation costs have been recognized since the Company’s inception.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2009	2008	2007
Expected life (in years)	6.2	6.1	6.1
Expected volatility	59.6%	55.0%	70.0%
Risk-free interest rate	2.3%	3.2%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$2.48	$5.81	$9.46

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities and Exchange Commission (“SEC”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Total stock-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 and for the period from September 12, 2002 (inception) to December 31, 2009 was comprised of the following (in thousands):

	Years Ended December 31,			Period from September 12, 2002 (Inception) to December 31, 2009
	2009	2008	2007
General and administrative	$3,287	$4,562	$2,709	$13,112
Research and development	2,941	2,561	1,714	8,038

	$6,228	$7,123	$4,423	$21,150

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

At December 31, 2009, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $17.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation (included in the table above) within stockholders’ equity totaling $143,000, $160,000, $264,000 and $723,000 for the years ended December 31, 2009, 2008, 2007 and for the period from September 12, 2002 (inception) to December 31, 2009, respectively.

Comprehensive Income (Loss)

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive income (loss) consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive income (loss) for each of the years ended December 31, 2009, 2008 and 2007 has been reflected in the Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit). Accumulated other comprehensive income (loss), which is included in Stockholders’ Equity (Deficit), represents unrealized gains and losses on investment securities, available-for-sale.

Comprehensive loss includes net loss and unrealized gains and losses on investments. The Company discloses the accumulated balance of other comprehensive loss as a separate component of stockholder’s equity.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted average number of basic shares plus common stock equivalents outstanding during the period determined using the treasury stock method, if dilutive. Stock options and shares to be issued upon conversion of the redeemable convertible preferred stock are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended December 31, 2009, 2008 and 2007 because the inclusion of such shares would have had an anti-dilutive effect.

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Historical
Numerator:
Net loss attributable to common stockholders	$(66,562)	$(93,240)	$(57,777)

Denominator:
Weighted average common shares outstanding	39,905	33,762	18,789
Weighted average unvested common shares subject to repurchase	—	—	(32)

Denominator for basic and diluted net loss attributable to common stockholders	39,905	33,762	18,757

Net loss attributable to common stockholders per share—basic and diluted	$(1.67)	$(2.76)	$(3.08)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2009	2008	2007
Common stock options	7,008	3,971	2,873

Pro Forma Net Loss per Share

The pro forma disclosure below shows what net loss per share would have been if the conversion of the Company’s shares of redeemable convertible preferred stock has occurred at the beginning of 2007 using the as-if-converted method. All shares of convertible preferred stock were automatically converted to 16,462,231 shares of common stock upon the completion of the Company’s initial public offering in May 2007. This pro forma information provides supplemental information that helps investors compare the results of prior periods after giving effect to the change in capitalization resulting from the conversion of preferred stock. The pro forma basic net loss per share is computed as follows (in thousands, except per share amounts):

Year ended December 31, 2007
Numerator:
Net loss attributable to common stockholders	$(57,777)
Adjustment to eliminate accretion on preferred stock and beneficial conversion of series C preferred stock	10

Pro forma net loss	$(57,767)

Denominator:
Weighted average shares of common stock outstanding	18,757
Pro forma adjustment to reflect assumed conversion of preferred stock, as-if-converted	5,457

Denominator for pro forma basic and diluted net loss per share	24,214

Pro forma basic and diluted net loss per share	$(2.39)

Recently Issued Accounting Standards

In April 2009, the FASB issued a new accounting standard providing guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies previous accounting standards to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for us for interim and annual periods beginning after January 1, 2010. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The new guidance is effective for reporting periods beginning after August 28, 2009, which means that it became effective for the fourth quarter beginning October 1, 2009. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued authoritative guidance that provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments that fall within the scope of this standard include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2009 and December 31, 2008 (in thousands):

December 31, 2009	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$54,506	$13	$(19)	$54,500

Total investment securities		$54,506	$13	$(19)	$54,500

December 31, 2008	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$13,551	$46	$—	$13,597
U.S. government agency securities	Less than 1	29,521	107	—	29,628

		43,072	153	—	43,225
Less: cash equivalents		(2,509)	—	—	(2,509)

Total investment securities		$40,563	$153	$	$40,716

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2009, 2008 and 2007.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$48,357	$48,357	$—	$—
U.S. government agency securities	42,761	—	42,761	—

Total financial instruments owned	$91,118	$48,357	$42,761	$—

5. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2009	2008
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	493	488
Leasehold improvements	5	597	477
Laboratory equipment	5	44	566

		2,236	2,633
Accumulated depreciation		(912)	(574)

Property and equipment, net		$1,324	$2,059

Depreciation expense was $478,000, $447,000, $138,000 and $1,120,000 for each of the years ended December 31, 2009, 2008, 2007 and for the period from September 12, 2002 (inception) to December 31, 2009, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accrued compensation related expenses	$3,588	$1,763
Accrued preclinical and clinical trial expenses	451	10,513
Accrued legal and professional expenses	159	150
Other accrued expenses	917	740

	$5,115	$13,166

7. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital (the “Credit Agreement”) providing for potential borrowing until June 30, 2007 of up to $17.0 million. In March 2007, the Company drew down $10.0 million under the Credit Agreement. In July 2007, the Company entered into a First Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “First Amendment”). The First Amendment provides for, among other things, the extension of the period during which Merrill Lynch Capital was obligated to make advances under the Credit Agreement to the Company from June 30, 2007 to December 31, 2007. In November 2007, the Company entered into a Second Amendment to Credit and Security Agreement with Merrill Lynch Capital (the “Second Amendment”). The Second Amendment amends and restates certain provisions of the Credit Agreement as amended by the First Amendment. The Second Amendment provides for, among other things, the increase of the total amount available for advances under the Credit Agreement from $17.0 million to $25.0 million, the obligation of the Company to request an advance of $8.0 million on or before December 31, 2007, and the extension of the period during which Merrill Lynch Capital was obligated to make advances to the Company under the Credit Agreement from December 31, 2007 to December 31, 2008. In December 2008 and 2007, the Company drew down an additional $5.8 million and $8.0 million, respectively, under the Credit Agreement, as amended. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the Credit Agreement, as amended, was subsequently assigned to GE Healthcare Financial Services.

The Company is required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the Credit Agreement. The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the Credit Agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $1,190,000 or 5% of the total amounts borrowed under the Credit Agreement. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of December 31, 2009, $23.8 million has been drawn under this agreement and $8.8 million remains payable. The average rate of interest on the amounts outstanding at December 31, 2009, which is fixed through maturity, is 7.3%. The fair value of the outstanding debt approximates its carrying value as of December 31, 2009.

At December 31, 2009, future minimum principal payments under the Credit Agreement, as amended, are as follows (in thousands):

Due in:
2010	$6,384
2011	2,416

8,800
Less current portion	(6,384)

$2,416

Included in other assets at both December 31, 2009 and 2008 is approximately $1.4 million related to costs incurred in connection with the Credit Agreement, as amended. At both December 31, 2009 and 2008, this amount includes $1,190,000 which was earned by the lender upon the closing of the loan agreement and can be used to offset the $1,190,000 exit fee, which is payable upon the earlier of repayment of amounts borrowed or termination of the agreement. These costs are being amortized to interest expense over the term of the Credit Agreement, as amended, and such amortization totaled approximately $468,000, $267,000, $203,000 and $946,000 for each of the years ended December 31, 2009, 2008, and 2007, and for the period from September 12, 2002 (inception) to December 31, 2009, respectively. The remaining balance of these costs was $487,000 and $955,000 at December 31, 2009 and 2008, respectively.

Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and is for an initial term of 64 months. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit for $1.0 million. The letter of credit is collateralized by a certificate of deposit of $800,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2009. The amount of security required will be reduced every 12 months until the 61st month of the lease term, at which time the amount of security required is zero. Rent expense is being recorded on a straight-line basis over the life of the lease. In September 2008, the Company entered into an amendment to lease to expand the office space at this location by 9,312 square feet. The initial term of the lease for this expanded space is for 52 months and began in April 2009. The monthly rental payments are adjusted on an annual basis. As security for the lease of additional space, the Company issued a letter of credit for $420,000 to the landlord. The letter of credit is collateralized by a certificate of deposit in the same amount, which is included in restricted cash in the accompanying balance sheet at December 31, 2009. Rent expense is being recorded on a straight-line basis over the life of the lease for the expanded space.

In September 2006, the Company entered into a five-year operating lease for office facilities commencing on November 1, 2006. Monthly rental payments are adjusted on an annual basis and the lease expires in October 2011, with one option to renew for a three-year term on the same terms and conditions. As security for the lease, the landlord required a letter of credit for $125,000 through April 2009, at which time the security was reduced to $70,000. The letter of credit is collateralized by a certificate of deposit in the same amount, which is included in restricted cash in the accompanying balance sheet at December 31, 2009 and 2008. The Company cannot withdraw from the certificate of deposit until all obligations have been paid and the bank’s obligation to provide the letter of credit terminates. In April 2008, the Company moved to its new corporate headquarters and vacated this facility. Effective September 2008, the Company entered into a sublease agreement with a third party for these office facilities for a term of 38 months. In accordance with authoritative guidance for costs associated with exit activities, the Company recorded an expense of approximately $200,000 in the second quarter of 2008 to reflect the exit costs associated with this property.

Future minimum payments under the operating leases, including equipment leases, as of December 31, 2009 are as follows (in thousands):

Years Ending December 31,
2010	$1,791
2011	1,809
2012	1,672
2013	994
2014	—
Thereafter	—

$6,266

Total rent expense for each of the years ended December 31, 2009, 2008 and 2007, and for the period from September 12, 2002 (inception) to December 31, 2009 was approximately $1.4 million, $1.1 million, $215,000 and $2.8 million, respectively.

Technology and License Agreements

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. At December 31, 2009, no royalty payments have been made or are payable under this agreement as the product has not been launched and sales have not commenced. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2009, the Company has paid a total of approximately $113,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

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

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. As consideration for this license, the Company issued 442,624 shares of its common stock to Duke and may be required to make future milestone payments totaling $1.7 million upon the achievement of various milestones related to regulatory or commercial events. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company has the right to grant sublicenses to third parties, subject to an obligation to pay Duke a royalty on any revenue it receives under such sublicensing arrangements. In addition, the Company is obligated to pay Duke a specified royalty on sales of products which are covered by certain of the Company’s issued patents under the OHSU license agreement. At December 31, 2009, no such payments have been made or are payable under the Duke Agreement as the product has not been launched and sales have not commenced. In January 2005, the Company sublicensed the technology to Cypress for a non-refundable upfront payment of $1.5 million.

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

Lee Dante, M.D.

In June 2004, the Company entered into a patent license agreement with Lee G. Dante, M.D. whereby the Company acquired an exclusive worldwide license to two U.S. patents. As consideration for this license, the Company paid upfront fees totaling $100,000 and granted Dr. Dante an option to purchase 73,448 shares of its common stock. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company will be required to make a one-time milestone payment to Dr. Dante in the amount of $1.0 million upon the occurrence of a specified regulatory event. The Company has the right to grant sublicenses of the patented technology to third parties, subject to its obligation to pay Dr. Dante a royalty on any revenue it receives from such arrangements. At December 31, 2009, no such payments have been made or are payable under this agreement as the technology has not been sublicensed, the product has not been launched and sales have not commenced.

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

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million is being recognized over 17 years, the estimated life of the sublicensed patent. In addition, Cypress is obligated to pay the Company a royalty on net sales of any products covered by the sublicensed technology. Cypress may also be required to make future milestone payments to the Company of up to $57.0 million upon its achievement of various regulatory milestones. In June 2006, Cypress announced that the results of a completed Phase IIa trial did not support continuing its development program for obstructive sleep apnea, one of the specified uses under the agreement. Therefore, the Company’s receipt of $20.0 million of milestone payments related to sleep apnea is unlikely at this time.

For each of the years in the three year period ended December 31, 2009 and for the period from September 12, 2002 (inception) to December 31, 2009, the Company recognized revenues under this agreement of $88,000 and $441,000, respectively. At December 31, 2009 and 2008, deferred revenue under this agreement totaled $1.1 million and $1.1 million, respectively.

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

Eli Lilly and Company

In December 2004, the Company entered into a Drug Study Agreement with Eli Lilly whereby the Company and Eli Lilly would enter into a joint Drug Study program. Eli Lilly was required to make a payment of $87,000 upon execution of the agreement and $87,000 upon the completion of the pre-clinical study, which was completed in December 2005. For the period from September 12, 2002 (inception) to December 31, 2009, the Company recognized revenue totaling $174,000 under this agreement.

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

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2009, options to purchase 699,417 shares have been granted and are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009 and 2010, the Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666 and 2,000,000 shares, respectively, in accordance with an “evergreen” provision. The 2007 Plan was amended in October 2009 to provide for the reservation of 500,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. At December 31, 2009, options to purchase 6,308,620 shares have been granted and are outstanding under the 2007 Plan.

The following table summarizes stock option transactions for the 2004 and 2007 Plans since inception:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2002 and 2003	—	$—
Granted	223,624	0.10

Outstanding at December 31, 2004	223,624	0.10
Granted	1,260,683	0.54
Exercised	(58,973)	0.10
Forfeited	(86,203)	0.10

Outstanding at December 31, 2005	1,339,131	0.52
Granted	1,240,444	1.86
Exercised	(45,000)	0.16
Forfeited	(237,513)	0.60

Outstanding at December 31, 2006	2,297,062	1.24
Granted	648,632	14.29
Exercised	(72,332)	1.06

Outstanding at December 31, 2007	2,873,362	4.19
Granted	1,805,058	10.57
Exercised	(124,286)	1.49
Forfeited	(582,688)	9.64

Outstanding at December 31, 2008	3,971,446	6.37
Granted	4,637,084	4.37
Exercised	(1,282,157)	0.76
Forfeited	(318,336)	5.19

Outstanding at December 31, 2009	7,008,037	$6.13

The following table summarizes information about stock options outstanding under the 2004 and 2007 Plans at December 31, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.70 - $2.50	1,262,675	7.4	$1.94	601,377	$1.76
$2.79	1,500,000	9.3	$2.79	—	$—
$2.83 - $7.12	1,445,653	9.4	$4.89	310,651	$4.13
$7.52 - $10.64	1,505,500	9.3	$8.68	235,599	$9.46
$10.72 - $15.45	1,294,209	7.5	$12.51	635,509	$12.75

$0.70 - $15.45	7,008,037	8.6	$6.13	1,783,136	$7.11

As of December 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was approximately $17.6 million and $4.4 million, respectively. The aggregate intrinsic value of options exercised was $9.1 million, $1.1 million, $990,000 and $11.3 million during the year ended December 31, 2009, 2008, 2007 and the period from September 12, 2002 (inception) to December 31, 2009, respectively. At December 31, 2009, the weighted average remaining contractual term for options exercisable was 7.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2009:

Stock options issued and outstanding	7,008,037
Authorized for future option grants	315,157

7,323,194

9. Income Taxes

Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$96,544	$69,827
Research and development credits	9,613	12,408
Deferred revenue	431	467
Other, net	3,745	2,083
Valuation allowance	(110,333)	(84,785)

	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2009	2008	2007
Income tax expense (benefit) at statutory rates	$(23,318)	$(32,634)	$(20,218)
State income tax, net of federal benefit	(3,640)	(4,934)	(2,963)
Permanent items	3,507	2,996	3,315
Research and development credits	(2,160)	(6,032)	(3,050)
Change in valuation allowance	25,548	40,604	22,916

Income tax expense (benefit)	$(63)	$—	$—

For the year ended December 31, 2009, the Company recorded a tax benefit of $63,000 related to refundable income tax credits. This amount was included in Other Income (Expense) for financial statement presentation.

At December 31, 2009, the Company has federal and state net operating loss carryforwards of approximately $247.9 million and $224.6 million, respectively. The federal and state loss carryforwards begin to expire in 2022 and 2013, respectively, unless previously utilized. At December 31, 2009, the Company has federal and state research and development tax credits of $10.4 million and $2.6 million, respectively. The federal research and development tax credits begin to expire in 2023 unless previously utilized and the state tax credits carry forward indefinitely.

Approximately $7.5 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in-capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on the Company’s ability to utilize its net operating loss and research and development tax carryovers. Such limitations will result in approximately $945,000 of tax benefits related to the net operating loss and research and development tax carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2009, 2008 and 2007 (in thousands):

	December 31,
	2009	2008	2007
Gross unrecognized tax benefits at the beginning of the year	$3,652	$1,878	$768
Increases related to current year tax positions	469	1,774	1,110
Decreases related to prior year tax positions	(1,522)	—	—
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$2,599	$3,652	$1,878

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2009, if recognized, would reduce the Company’s annual effective tax rate.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2009, the Company had no interest or penalties accrued for uncertain tax positions.

10. Litigation

The Company is not currently a party to any material legal proceedings.

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

During the years ended December 31, 2006 and 2005, the Company reimbursed a company, which is the general partner of the two stockholders venture funds, for expenses incurred on the Company’s behalf. These expenses, which included amounts for rent, totaled $0, $0, $0 and $194,000 for the years ended December 31, 2009, 2008 and 2007 and for the period September 12, 2002 (inception) to December 31, 2009, respectively.

Rent expense paid under a month-to-month rental agreement to this founding stockholder totaled $0, $0, $0 and $55,000 for the years ended December 31, 2009, 2008 and 2007 and for the period September 12, 2002 (inception) to December 31, 2009, respectively.

During August 2006, the Company entered into a sponsored research agreement with OHSU, one of the Company’s stockholders, for work conducted by the laboratory of Dr. Michael Cowley, a former officer and employee of the Company. The agreement, which was terminated in February 2008, provided for payment by the Company to OHSU of up to approximately $847,500 over the 30 month term of the agreement, was primarily for the continuation of research underlying the license agreement entered into between the Company and OHSU in June 2003 (Note 7). Research expense paid under the terms of this agreement totaled $0, $0, $461,000 and $461,000 for the years ended December 31, 2009, 2008 and 2007 and for the period from September 12, 2002 (inception) to December 31, 2009, respectively.

12. Employee Benefit Plan

During 2007, the Company adopted a 401(k) Plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2009, 2008 and 2007, the Company’s matching contributions to the plan were approximately $195,000, $133,000 and $29,000, respectively.

13. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$22	$22
Total operating expenses	19,096	17,553	14,184	14,785
Net loss	(19,303)	(17,806)	(14,433)	(15,020)
Net loss attributable to common stockholders	(19,303)	(17,806)	(14,433)	(15,020)
Net loss per common stockholder—basic and diluted(1)	$(0.56)	$(0.51)	$(0.33)	$(0.32)

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$22	$22
Total operating expenses	24,006	23,677	25,101	22,128
Net loss	(23,214)	(23,113)	(24,787)	(22,126)
Net loss attributable to common stockholders	(23,214)	(23,113)	(24,787)	(22,126)
Net loss per common stockholder—basic and diluted(1)	$(0.73)	$(0.67)	$(0.72)	$(0.64)

(1)	Net loss per common stockholder is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orexigen Therapeutics, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and for the period from September 12, 2002 (inception) to December 31, 2009 of Orexigen Therapeutics, Inc. and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 11, 2010

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2010 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. The following financial statements of Orexigen Therapeutics, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Page Number
Balance Sheets—December 31, 2009 and 2008	72
Statements of Operations—Years Ended December 31, 2009, 2008 and 2007 and Period from Inception (September 12, 2002) to December 31, 2009	73
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—Period from Inception (September 12, 2002) to December 31, 2009	74
Statements of Cash Flows—Years Ended December 31, 2009, 2008 and 2007 and Period from Inception (September 12, 2002) to December 31, 2009	77
Notes to Financial Statements	78

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(9)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(10)	Independent Director Compensation Policy

10.5#(10)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.6(1)	Lease dated September 22, 2006 by and between the Registrant and Prentiss/Collins Del Mar Heights LLC

10.7†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.9†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2003 by and between the Registrant and Oregon Health & Science University

10.10†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.11†(1)	Amendment No. 1 to License Agreement dated December 22, 2004 by and between the Registrant and Duke University

10.12†(1)	Amendment No. 2 to License Agreement dated July 27, 2004 by and between the Registrant and Duke University

10.13†(1)	License Agreement dated June 1, 2004 by and between the Registrant and Lee G. Dante, M.D.

10.14(1)	Credit and Security Agreement dated December 15, 2006 by and between the Registrant and GE Healthcare Financial Services

10.15(1)	Master Agreement for Pharmaceutical Development Services dated February 16, 2007 by and between Registrant and Patheon Pharmaceuticals Inc.

10.16(3)	First Amendment to Credit and Security Agreement dated July 2, 2007 by and between the Registrant and GE Healthcare Financial Services

10.17(4)	Second Amendment to Credit and Security Agreement dated November 6, 2007 by and between the Registrant and GE Healthcare Financial Services

10.18(5)	Amendment No. 3 to License Agreement dated December 10, 2007 by and between the Registrant and Oregon Health & Science University

10.19(5)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

Exhibit Number	Description
10.20(6)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.21†(7)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

10.22††(8)	License Agreement dated June 10, 2009 by and between the Registrant, SmithKline Beecham Corporation and Glaxo Group Limited

10.23††	Bupropion Hydrochloride Supply Agreement dated November 24, 2009 by and between the Registrant and Chemi, S.p.A.

10.24#(9)	Form of Chief Executive Officer Employment Agreement

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on November 8, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(7)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2009.
(9)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(10)	Filed with the Registrant’s Current Report on Form 8-K on March 2, 2010.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

OREXIGEN THERAPEUTICS, INC.

By:	/s/ MICHAEL A. NARACHI
Michael A Narachi President and Chief Executive Officer

Dated: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL A. NARACHI Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	March 11, 2010

/s/ GRAHAM K. COOPER Graham K. Cooper	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2010

/s/ ECKARD WEBER Eckard Weber, M.D.	Chairman of the Board of Directors	March 11, 2010

/s/ LOUIS C. BOCK	Director	March 11, 2010
Louis C. Bock

/s/ BRIAN H. DOVEY Brian H. Dovey	Director	March 11, 2010

/s/ PETER K. HONIG Peter K. Honig, M.D.	Director	March 6, 2010

/s/ JOSEPH S. LACOB Joseph S. Lacob	Director	March 8, 2010

/s/ MICHAEL F. POWELL, PH.D. Michael F. Powell, Ph.D.	Director	March 11, 2010

/s/ DANIEL K. TURNER III Daniel K. Turner III	Director	March 11, 2010

/s/ PATRICK MAHAFFY Patrick Mahaffy	Director	March 11, 2010