Form 10-Q
period 2010-03-31
Orexigen Therapeutics, Inc.
filed 2010-05-10
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

As of May 7, 2010, the registrant had 47,216,779 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3
Unaudited Statements of Operations for the three months ended March 31, 2010 and March 31, 2009 and the period from September 12, 2002 (Inception) to March 31, 2010	4
Unaudited Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009 and the period from September 12, 2002 (Inception) to March 31, 2010	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. (Removed and Reserved)	47
Item 5. Other Information	47
Item 6. Exhibits	48

SIGNATURES	49

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,834	$37,658
Investment securities, available-for-sale	57,480	54,500
Prepaid expenses and other current assets	2,010	1,529

Total current assets	77,324	93,687
Property and equipment, net	1,221	1,324
Restricted cash	1,290	1,290
Other assets	487	547

Total assets	$80,322	$96,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,862	$9,828
Deferred revenue, current portion	88	88
Long-term debt, current portion	5,564	6,384

Total current liabilities	12,514	16,300
Deferred revenue, less current portion	949	971
Long-term debt, less current portion	1,067	2,416
Other long-term liabilities	1,740	1,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 47,216,779 and 47,215,479 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	47	47
Additional paid-in capital	344,841	342,599
Accumulated other comprehensive loss	(20)	(6)
Deficit accumulated during the development stage	(280,816)	(266,737)

Total stockholders’ equity	64,052	75,903

Total liabilities and stockholders’ equity	$80,322	$96,848

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Period from September 12, 2002 (Inception) to March 31, 2010
	2010	2009
Revenues:
Collaborative agreement	$—	$—	$174
License revenue	22	22	463

Total revenues	22	22	637
Operating expenses:
Research and development	7,981	15,731	224,540
General and administrative	6,021	3,365	62,020

Total operating expenses	14,002	19,096	286,560

Loss from operations	(13,980)	(19,074)	(285,923)
Other income (expense):
Interest income	46	165	9,058
Interest expense	(145)	(394)	(3,951)

Total other income (expense)	(99)	(229)	5,107

Net loss	(14,079)	(19,303)	(280,816)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	(13,860)

Net loss attributable to common stockholders	$(14,079)	$(19,303)	$(294,754)

Net loss per share attributable to common stockholders – basic and diluted	$(0.30)	$(0.56)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	47,216	34,611

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Period From September 12, 2002 (Inception) to March 31, 2010
	2010	2009
Operating activities
Net loss	$(14,079)	$(19,303)	$(280,816)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	117	127	1,237
Loss on sale/disposal of assets	—	83	87
Amortization of premium (discount accretion) on securities available-for-sale	226	127	(3,138)
Amortization of debt issuance costs	9	95	938
Stock-based compensation	2,237	1,216	23,387
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(479)	273	(1,944)
Accounts payable and accrued expenses	(2,967)	(2,668)	6,915
Other assets	50	(47)	(9)
Other long-term liabilities	500	—	—
Deferred rent	(18)	8	549
Deferred revenue	(22)	(22)	1,037

Net cash used in operating activities	(14,426)	(20,111)	(251,710)
Investing activities
Purchases of securities available-for-sale	(29,775)	(31,189)	(446,139)
Maturities of securities available-for-sale	26,555	26,774	391,778
Purchases of property and equipment	(14)	(5)	(2,910)
Proceeds from sale of equipment	—	—	300
Restricted cash	—	—	(1,290)

Net cash used in investing activities	(3,234)	(4,420)	(58,261)
Financing activities
Proceeds from issuance of common stock, net of repurchases	5	196	245,685
Proceeds from borrowings on long-term debt	—	—	23,800
Payments on borrowings on long-term debt	(2,169)	(1,340)	(17,168)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)

Net cash provided by (used in) financing activities	(2,164)	(1,144)	327,805

Net increase (decrease) in cash and cash equivalents	(19,824)	(25,675)	17,834
Cash and cash equivalents at beginning of period	37,658	45,451	—

Cash and cash equivalents at end of period	$17,834	$19,776	$17,834

Supplemental disclosure
Non-cash operating activities
Receivable on sale of equipment	$—	$300	$—

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. The Company submitted a new drug application (“NDA”), to the U.S. Food and Drug Administration (“FDA”) for Contrave in March 2010. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of March 31, 2010, had an accumulated deficit of $280.8 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The balance sheet as of December 31, 2009 has been derived from the audited financial statements as of December 31, 2009 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements the requirement to disclose separately information about purchases, sales, issuances and settlements. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In March 2010, the FASB ratified the final consensus on Emerging Issues Task Force 08-9, “Milestone Method of Revenue Recognition” (“EITF 08-9”). EITF 08-9 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-9 on its consolidated financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss attributable to common stockholders	$(14,079)	$(19,303)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	47,216	34,611

Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(0.56)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	8,429	4,085

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$57,500	$6	$(26)	$57,480

Total investment securities		$57,500	$6	$(26)	$57,480

December 31, 2009			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$54,506	$13	$(19)	$54,500

Total investment securities		$54,506	$13	$(19)	$54,500

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2010 and 2009.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$36,289	$36,289	$—	$—
U.S. government agency securities	38,502	—	38,502	—

Total financial instruments owned	$74,791	$36,289	$38,502	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2010	December 31, 2009
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	507	493
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,250	2,236
Less accumulated depreciation and amortization		(1,029)	(912)

		$1,221	$1,324

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$3,587	$4,713
Accrued compensation related expenses	2,456	3,588
Accrued preclinical and clinical trial expenses	250	451
Accrued legal and professional expenses	265	159
Other accrued liabilities	304	917

	$6,862	$9,828

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended March 31,		Period from September 12, 2002 (Inception) to March 31, 2010
	2010	2009
Net loss, as reported	$(14,079)	$(19,303)	$(280,816)
Unrealized gains (losses) on marketable securities	(14)	(119)	(20)

Comprehensive loss	$(14,093)	$(19,422)	$(280,836)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2010 and 2009 and the period from September 12, 2002 (inception) to March 31, 2010 was comprised of the following (in thousands):

	Three Months Ended March 31,		Period from September 12, 2002 (Inception) to March 31, 2010
	2010	2009
General and administrative	$1,289	$575	$14,401
Research and development	948	641	8,986

	$2,237	$1,216	$23,387

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2010	2009
Expected life (in years)	6.0	5.6
Expected volatility	60.0%	55.0%
Risk-free interest rate	2.7%	2.0%
Expected dividend yield	—	—

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 7.01% on amounts outstanding at March 31, 2010). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of March 31, 2010, $6.6 million is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of March 31, 2010.

At March 31, 2010, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2010	$4,215
2011	2,416

6,631
Less: current portion	(5,564)

$1,067

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

For the three months ended March 31, 2010 and 2009 and for the period September 12, 2002 (inception) to March 31, 2010, the Company recognized revenues under this agreement of $22,000, $22,000 and $463,000, respectively. At March 31, 2010 and December 31, 2009, deferred revenue under this agreement totaled $1.0 million and $1.1 million, respectively.

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

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic central nervous system activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. In March 2010, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for Contrave. We have not yet received regulatory approval for any product candidate.

We are a development stage company. We have incurred significant net losses since our inception. As of March 31, 2010, we had an accumulated deficit of $280.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

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

Revenues

We have generated approximately $637,000 in revenue from inception through March 31, 2010, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consist primarily of costs associated with clinical trials managed by our contract research organizations, or CROs, product development efforts, costs associated with submitting our NDA for Contrave and manufacturing costs. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave and Empatic. The clinical trial expenses include payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2010 and 2009. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
Costs of external service providers:	2010	2009
Obesity	$3,915	$13,245
Other	62	136

Subtotal	3,977	13,381
Internal costs	3,056	1,710
Stock-based compensation	948	640

Total research and development expenses	$7,981	$15,731

At this time, due to the risks inherent in our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, including seeking approval of our NDA for Contrave that we submitted with the FDA in March 2010, our future research and development expenses will depend on the approval process of the NDA for Contrave and potential development expenses associated therewith, the clinical success of Empatic, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Income Taxes

At December 31, 2009, we had federal and state net operating loss carryforwards of approximately $247.9 million and $224.6 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2022 and 2013, respectively, unless previously utilized. At December 31, 2009, we had federal and state research and development tax credit carryforwards of $10.4 million and $2.6 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2023 unless previously utilized and the state tax credits carry forward indefinitely. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize our net operating loss, or NOL, and tax credit carryovers. Such limitations will result in approximately $945,000 of tax benefits related to NOL and tax credit carryforwards that will expire unused. Accordingly, the related NOL and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.

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

There were no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009

Revenues. Revenues for each of the three months ended March 31, 2010 and March 31, 2009 were $22,000, and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $8.0 million for the three months ended March 31, 2010 from $15.7 million for the comparable period during 2009. This decrease of approximately $7.7 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $10.9 million. The decrease in research and development expenses was partially offset by an increase in costs incurred in connection with the preparation for our NDA for Contrave of $1.6 million, an increase in salaries and personnel related costs totaling approximately $1.2 million and an increase in stock-based compensation expense of $308,000.

General and Administrative Expenses. General and administrative expenses increased to $6.0 million for the three months ended March 31, 2010 from $3.4 million for the comparable period during 2009. This increase of approximately $2.6 million was due primarily to an increase in salaries and personnel related costs including relocation expense of $1.2 million, an increase in stock-based compensation expense of $714,000 and an increase in market research costs totaling $486,000.

Interest and Other Income. Interest income decreased to $46,000 for the three months ended March 31, 2010 from $165,000 for the comparable period during 2009. This decrease of $119,000 was due to the decrease in average cash and investment balances and lower interest rates as compared to the same period in 2009.

Interest Expense. Interest expense decreased to $145,000 for the three months ended March 31, 2010 from $394,000 for the comparable period during 2009. This decrease was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the $23.8 million borrowed under the credit and security agreement with GE Healthcare Financial Services as of March 31, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through March 31, 2010, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

As of March 31, 2010, we had $17.8 million in cash and cash equivalents and an additional $57.5 million in investment securities, available-for-sale. As of March 31, 2010, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $14.4 million and $20.1 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $3.2 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $2.2 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. The net cash used in financing activities for the three months ended March 31, 2010 was primarily the result of payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended.

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

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the timing of potential approval of our NDA for Contrave;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave, should we elect to do so;

•

the rate of progress and cost of our clinical trials and other product development programs for Contrave, to the extent additional clinical trials need to be conducted, and Empatic, including expenses to support the trials and milestone payments that may become payable;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Empatic;

•	the successful commercialization of our products; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at March 31, 2010 bear interest at an average rate of 7.0%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, receivables or royalty financings and potential corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. If we raise additional funds through debt, receivables or royalty financings, the terms of such financings may involve significant cash payment obligations as well as covenants and specific financial requirements that may restrict our ability to operate our business.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2010 consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. In March 2010, we submitted an NDA to the FDA for Contrave. Our near-term success is substantially dependent on the approval process for this NDA. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Although we have submitted our NDA for Contrave, the FDA has not yet determined whether to accept the NDA for filing and the FDA may refuse to accept the NDA. The FDA may request additional information rather than accepting the NDA for filing. For example, we submitted six months primary stability data from three registration batches from each dose with our NDA along with supporting clinical batches with 24 months of stability data. The FDA could request additional stability data. Any delay in acceptance for filing of our NDA will delay the approval process for Contrave. If our NDA submission is accepted for filing, the FDA will begin an in-depth review of the NDA and this process can take substantial time and require the expenditure of substantial and unanticipated resources.

Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to complete its review of a standard NDA and respond to the applicant within ten months from the date of submission of an NDA. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for Contrave, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period. We submitted our NDA for Contrave in March 2010. Both Arena Pharmaceuticals, Inc. and Vivus, Inc. filed NDAs seeking approval of their respective obesity product candidates in December 2009 and received PDUFA dates in October 2010. In addition, Vivus recently announced that an advisory committee of the FDA will review its product candidate on July 15, 2010. The review of Vivus’ and Arena’s NDAs and the results of this advisory committee may negatively affect and/or delay the approval process of our NDA for Contrave.

If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not satisfied with the information in the NDA, the FDA may issue an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter. The FDA has substantial discretion in this drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

In addition, the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of Contrave. We submitted a risk evaluation and mitigation strategy, or REMS, to the FDA along with our NDA submission. It is possible that a REMS submission may delay the drug approval process for our NDA submission. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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

In addition, we may need to complete additional preclinical testing of our product candidates to evaluate safety and toxicity and, with respect to Contrave, the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave and Empatic may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for either product candidate. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If our drug candidates are not shown to be safe and effective in clinical trials, our clinical development programs could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of Contrave, Empatic or any other product candidates that we may develop, in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has now been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. Serious adverse events have been reported to the FDA and study investigators as required in accordance with current guidelines and standards. Serious adverse events that are not characterized by clinical investigators as possibly related to our study drug or adverse events that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of adverse events will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA. The FDA may not agree with our methods of analysis or our interpretation of the results.

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the combination of the constituent drugs for Empatic is still being tested and neither that combination nor the combination of the constituent drugs for Contrave has received regulatory approval. Accordingly, the safety of the combined use of the constituents of Empatic is not yet fully known, and any future trials, if any, of the constituents of Contrave may produce side effects not observed to date. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate (in particular, depression, suicidality and seizures) and the potential for long-term use of the product by patients. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

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

There are known adverse side effects to the individual use of bupropion, naltrexone and zonisamide.*

A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “black box” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “black box” warning be extended to cover adults up to their mid-20’s. We expect that any additional warnings or other labeling changes related to suicidal thinking and behavior in adults will be required on labeling for both Contrave and Empatic. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “black box” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both Contrave and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these product candidates, if approved.

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

Additionally, changes in regulatory requirements and guidance may occur and we may need to initiate new clinical trials to account for these changes. For instance, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance and the advisory committee’s discussions with respect to rimonabant, we cannot guarantee that in the final guidance the FDA will not require different data to be generated. In addition, at the time of approval the FDA may request one or more additional clinical trials or studies to support regulatory approval. For example, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcome studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional studies on our product candidates before or subsequent to approval. If we are required to conduct substantial clinical trials, including, for example, cardiovascular outcomes trials, prior to approval, we may not have the resources to successfully commercialize our product candidates. If we have to conduct additional clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

We rely primarily on third parties to conduct our clinical trials and assist us in the preparation of our regulatory applications. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We may depend on CROs and independent clinical investigators to conduct our clinical trials in the future. We currently rely on Octagon Research Solutions, Inc., or Octagon, to assist us with a variety of matters related to the preparation of our regulatory applications. In addition, we utilize the services of inVentiv Clinical Solutions LLC to conduct our data management in connection with our clinical trials, as well as the preparation of our regulatory applications. The third parties with which we contract for execution of our clinical trials and preparation of our regulatory applications play a significant role in the conduct of our clinical trials, the subsequent collection, review and analysis of data and the preparation of regulatory applications. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If Octagon, inVentiv, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena, Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, among others. Arena and Vivus have both filed an NDA seeking approval of their respective product candidates in December 2009 and received Prescription Drug User Fee Act dates in October 2010. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we are able to market our product candidates, if approved.

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

In preparation for the potential commercialization of Contrave, in March 2010 we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. This initial term shall be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us and, subject to our payment of certain termination amounts, we may also terminate the manufacturing agreement with specified prior written notice to Patheon. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us; or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health-care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.*

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems to contain healthcare costs and improve quality. While reform proposals often involve expanding coverage to more individuals, healthcare reform may also involve increased government price controls, additional regulatory mandates and other measures designed to lower medical and pharmaceutical costs. Within the United States, the pharmaceutical industry has been a particular focus of both the U.S. Congress, as well as state governments.

In March 2010, the President signed into law one of the most significant health reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, substantially changes the way healthcare is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, among other things, the following measures:

•	annual, non-deductible fees on any entity that manufactures or imports certain prescription drugs and biologics;

•	increased Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical research;

•

new requirements for manufacturers to discount drug prices to eligible patients by 50% at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D;

•	an increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	establishes a licensure framework for follow-on biologic products.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of healthcare treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA also appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of healthcare, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

In addition, the PPACA provides for a prevention and health promotion outreach and education campaign to raise public awareness of health improvement, including obesity reduction and obesity-related services that are available to Medicaid enrollees. The PPACA also provides funding for projects designed to reduce childhood obesity.

We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of May 7, 2010, we had 62 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.*

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The laws that may affect our ability to operate include:

•

the federal healthcare program Anti-Kickback Statute (as amended by the PPACA, which modified the intent requirement of the Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it), which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which promote pharmaceutical products and provide coding and billing advice to customers, and under the PPACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims laws;

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have patent applications pending in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all.

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

We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and the packaging for these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. We have taken various measures to reduce the potential for infringement. For example, we have in-licensed from GlaxoSmithKline certain formulation patents related to bupropion that expand our formulation options as we develop our commercial formulation of Contrave. However, we could be exposed to potential patent infringement liability from other third parties who hold patents on various formulations of bupropion and naltrexone.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. In addition, we have received federal trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, Europe and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan. We have received federal trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark remains pending in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Europe and Japan and an application for this mark is pending in Canada. An intent-to-use trademark application for the CONTRAVE logo has been filed in the U.S. and remains pending in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss as well as certain printed materials and medical information services. We have an intent-to-use trademark application pending in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2010, we had an accumulated deficit of $280.8 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease in 2010 due to the completion of our Contrave Phase III clinical trial program, as well as the completion of our Phase II clinical trial for Empatic. We expect increases in pre-commercialization expenses as we seek approval for and prepare for the launch of Contrave. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur for several years (we submitted our first NDA for Contrave in March 2010), we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

We will need to raise additional funds or enter into a collaborative or other agreement in order to commercialize Contrave, and we may be unable to raise capital when needed or enter into such an agreememt, which would force us to delay, reduce or eliminate our commercialization efforts for Contrave and our other product development programs.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of marketing applications;

•	commercialize Contrave, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receive regulatory approval; and

•	qualify and outsource the commercial-scale manufacturing of our products under cGMPs.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing of potential approval of our NDA for Contrave;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave, should we elect or are required to do so;

•

the rate of progress and cost of our clinical trials and other product development programs for Contrave, to the extent additional clinical trials need to be conducted, Empatic and any other product candidates that we may develop, in-license or acquire;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for each product candidate;

•	the timing of regulatory approval of Empatic, if at all; and

•	the effect of competing technological and market developments.

If we are not successful in entering into a collaborative, licensing, co-promotion or other arrangement with respect to the commercialization of Contrave on acceptable terms, if at all, we may be required to develop commercialization capabilities entirely on our own, and we will require additional capital to do so and the marketing and sale of Contrave, if approved, may be delayed or limited. Our inability to enter into such agreements or raise additional capital would also cause us to significantly curtail future development activities and expenditures with respect to Empatic, which would delay its development timeline.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue and achieve profitability, we expect to finance future cash needs through public or private equity offerings, debt, receivables or royalty financings, or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Our quarterly operating results may fluctuate significantly.*

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

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.*

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities. Our credit and security agreement, as amended, with GE Healthcare Financial Services is secured by a pledge of all of our assets other than, subject to certain limited exceptions, intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt, receivables and royalty financings we enter into may involve similar or more onerous covenants that restrict our operations. Any borrowings under the credit and security agreement, as amended, with GE Healthcare Financial Services or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2010, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $5.81 to a high sale price of $7.77. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements concerning our NDA for Contrave;

•	announcements regarding our competitor’s regulatory submissions and/or the results of their clinical trials;

•

FDA or international regulatory actions, including advisory committee outcomes such as the advisory committee for Vivus’ product candidate scheduled for July 2010, or failure to receive regulatory approval for any of our product candidates;

•	the results from our clinical trials, including future clinical trials, if any, for Contrave and future clinical trials for Empatic;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of May 1, 2010, our executive officers and directors and their affiliates together controlled approximately 32% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We may become involved in securities class action litigation that could divert management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

It is possible that securities class action litigation may be brought against us following the release of information regarding our Contrave NDA or Phase 3 clinical trials negatively causing the market price of our common stock to decline. Any adverse determination in such litigation could subject us to significant liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.25†	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals Inc.

10.26†	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals and Patheon Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 10, 2010	By:	/s/Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/Graham K. Cooper

Graham K. Cooper Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.25†	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals Inc.

10.26†	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals and Patheon Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.