Form 10-Q
period 2010-06-30
Orexigen Therapeutics, Inc.
filed 2010-08-06
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

As of August 2, 2010, the registrant had 47,408,172 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
Unaudited Statements of Operations for the three months and six months ended June 30, 2010 and June 30, 2009 and the period from September 12, 2002 (Inception) to June 30, 2010	4
Unaudited Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009 and the period from September 12, 2002 (Inception) to June 30, 2010	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. (Removed and Reserved)	47
Item 5. Other Information	47
Item 6. Exhibits	48

SIGNATURES	49

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,286	$37,658
Investment securities, available-for-sale	52,905	54,500
Prepaid expenses and other current assets	2,166	1,529

Total current assets	65,357	93,687
Property and equipment, net	1,109	1,324
Restricted cash	881	1,290
Other assets	391	547

Total assets	$67,738	$96,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,628	$9,828
Deferred revenue, current portion	88	88
Long-term debt, current portion	4,838	6,384

Total current liabilities	10,554	16,300
Deferred revenue, less current portion	927	971
Long-term debt, less current portion	205	2,416
Other long-term liabilities	1,709	1,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at June 30, 2010 and December 31, 2009; 47,244,566 and 47,215,479 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	47	47
Additional paid-in capital	347,001	342,599
Accumulated other comprehensive income (loss)	14	(6)
Deficit accumulated during the development stage	(292,719)	(266,737)

Total stockholders’ equity	54,343	75,903

Total liabilities and stockholders’ equity	$67,738	$96,848

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2010
	2010	2009	2010	2009
Revenues:
Collaborative agreement	$—	$—	$—	$—	$174
License revenue	22	22	44	44	485

Total revenues	22	22	44	44	659
Operating expenses:
Research and development	5,586	13,256	13,567	28,987	230,126
General and administrative	6,182	4,297	12,203	7,662	68,202

Total operating expenses	11,768	17,553	25,770	36,649	298,328

Loss from operations	(11,746)	(17,531)	(25,726)	(36,605)	(297,669)
Other income (expense):
Interest income	34	83	80	248	9,092
Interest expense	(191)	(358)	(336)	(752)	(4,142)

Total other income (expense)	(157)	(275)	(256)	(504)	4,950

Net loss	(11,903)	(17,806)	(25,982)	(37,109)	(292,719)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(11,903)	$(17,806)	$(25,982)	$(37,109)	$(306,657)

Net loss per share attributable to common stockholders – basic and diluted	$(0.25)	$(0.51)	$(0.55)	$(1.07)

Shares used in computing net loss per share attributable to common stockholders – basic and diluted	47,225	34,662	47,220	34,637

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period From September 12, 2002 (Inception) to June 30, 2010
	2010	2009
Operating activities
Net loss	$(25,982)	$(37,109)	$(292,719)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	236	244	1,356
Loss on sale/disposal of assets	—	83	87
Amortization of premium(discount accretion) on securities available-for-sale	383	201	(2,981)
Amortization of debt issuance costs	106	191	1,034
Stock-based compensation	4,323	2,699	25,473
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(637)	(181)	(2,101)
Accounts payable and accrued expenses	(3,700)	(2,879)	5,682
Other assets	50	147	(9)
Deferred rent	(48)	25	519
Deferred revenue	(44)	(44)	1,015

Net cash used in operating activities	(25,313)	(36,623)	(262,597)
Investing activities
Purchases of securities available-for-sale	(45,408)	(48,045)	(461,772)
Maturities of securities available-for-sale	46,640	51,017	411,863
Purchases of property and equipment	(21)	(126)	(2,916)
Proceeds from sale of equipment	—	—	300
Restricted cash	409	85	(881)

Net provided by investing activities	1,620	2,931	(53,406)
Financing activities
Proceeds from issuance of common stock, net of repurchases	78	196	245,757
Proceeds from borrowings on long-term debt	—	—	23,800
Payments on borrowings on long-term debt	(3,757)	(3,382)	(18,756)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)

Net cash provided by (used in) financing activities	(3,679)	(3,186)	326,289

Net increase (decrease) in cash and cash equivalents	(27,372)	(36,878)	10,286
Cash and cash equivalents at beginning of period	37,658	45,451	—

Cash and cash equivalents at end of period	$10,286	$8,573	$10,286

Supplemental disclosure
Non-cash operating activities
Receivable on sale of equipment	$—	$300	$—

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. In June 2010, the U.S. Food and Drug Administration (“FDA”) accepted for review the Company’s new drug application (“NDA”) for Contrave. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of June 30, 2010, had an accumulated deficit of $292.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss attributable to common stockholders	$(11,903)	$(17,806)	$(25,982)	$(37,109)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	47,225	34,662	47,220	34,637

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.51)	$(0.55)	$(1.07)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	8,503	6,797	8,503	6,797

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$10,244	$5	$—	$10,249
U.S. government agency securities	Less than 1	$42,647	$10	$(1)	$42,656

Total investment securities		$52,891	$15	$(1)	$52,905

December 31, 2009			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$54,506	$13	$(19)	$54,500

Total investment securities		$54,506	$13	$(19)	$54,500

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2010 and 2009.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$20,535	$20,535	$—	$—
U.S. government agency securities	42,656	—	42,656	—

Total financial instruments owned	$63,191	$20,535	$42,656	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2010	December 31, 2009
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	514	493
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,257	2,236
Less accumulated depreciation and amortization		(1,148)	(912)

		$1,109	$1,324

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$1,764	$4,713
Accrued compensation related expenses	2,735	3,588
Accrued preclinical and clinical trial expenses	481	451
Accrued legal and professional expenses	436	159
Other accrued liabilities	212	917

	$5,628	$9,828

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2010
	2010	2009	2010	2009
Net loss, as reported	$(11,903)	$(17,806)	$(25,982)	$(37,109)	$(292,719)
Unrealized gains (losses) on marketable securities	33	9	20	(109)	14

Comprehensive loss	$(11,870)	$(17,797)	$(25,962)	$(37,218)	$(292,705)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2010 and 2009 and the period from September 12, 2002 (inception) to June 30, 2010 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 12, 2002 (Inception) to June 30, 2010
	2010	2009	2010	2009
General and administrative	$1,237	$783	$2,526	$1,358	$15,638
Research and development	849	700	1,797	1,341	9,835

	$2,086	$1,483	$4,323	$2,699	$25,473

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (in years)	5.6	6.2	6.0	6.1
Expected volatility	64.0%	60.0%	64.0%	59.4%
Risk-free interest rate	2.5%	2.1%	2.7%	2.1%
Expected dividend yield	—	—	—	—

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 6.85% on amounts outstanding at June 30, 2010). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of June 30, 2010, $5.0 million is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of June 30, 2010.

At June 30, 2010, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2010	$2,627
2011	2,416

5,043
Less: current portion	(4,838)

$205

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

For the three months ended June 30, 2010 and 2009, the six months ended June 30, 2010 and 2009 and for the period September 12, 2002 (inception) to June 30, 2010, the Company recognized revenues under this agreement of $22,000, $22,000, $44,000, $44,000 and $485,000, respectively. At June 30, 2010 and December 31, 2009, deferred revenue under this agreement totaled $1.0 million and $1.1 million, respectively.

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic central nervous system activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. In June 2010, the U.S. Food and Drug Administration, or FDA, accepted for review our New Drug Application, or NDA, for Contrave. We have not yet received regulatory approval for any product candidate.

We are a development stage company. We have incurred significant net losses since our inception. As of June 30, 2010, we had an accumulated deficit of $292.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In January 2008, we completed a public offering of 7,000,000 shares of common stock at a public offering price of $11.00 per share. Net cash proceeds from the public offering were approximately $71.5 million, after deducting underwriting discounts, commissions and offering expenses payable by us. In February 2008, the underwriters exercised a portion of their overallotment option and purchased an additional 326,435 shares of our common stock, from which we received cash proceeds, net of underwriting discounts, of $3.4 million.

In July 2009, we completed a public offering of 11,500,000 shares of our common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts, commissions and offering expenses.

Revenues

We have generated approximately $659,000 in revenue from inception through June 30, 2010, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount is being recognized ratably over the estimated life of the sublicensed patent. In addition, we recognized revenue of approximately $174,000 during the year ended December 31, 2005 related to a collaborative agreement with Eli Lilly and Company, or Eli Lilly, the term of which has since expired. We do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2010 and 2009. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Costs of external service providers:	2010	2009	2010	2009
Obesity	$1,953	$10,527	$5,868	$23,854
Other	63	12	124	148

Subtotal	2,016	10,539	5,992	24,002
Internal costs	2,721	2,017	5,778	3,644
Stock-based compensation	849	700	1,797	1,341

Total research and development expenses	$5,586	$13,256	$13,567	$28,987

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

There were no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of three months ended June 30, 2010 to three months ended June 30, 2009

Revenues. Revenues for each of the three months ended June 30, 2010 and June 30, 2009 were $22,000, and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $5.6 million for the three months ended June 30, 2010 from $13.3 million for the comparable period during 2009. This decrease of approximately $7.7 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $5.8 million and a decrease in license fees of $2.5 million. The decrease in research and development expenses was partially offset by an increase in salaries and personnel related costs totaling approximately $982,000.

General and Administrative Expenses. General and administrative expenses increased to $6.2 million for the three months ended June 30, 2010 from $4.3 million for the comparable period during 2009. This increase of approximately $1.9 million was due primarily to an increase in salaries and personnel related costs of $500,000, an increase in stock-based compensation expense of $455,000, an increase in medical affairs expense of $287,000 and an increase in market research costs totaling $188,000.

Interest and Other Income. Interest income decreased to $34,000 for the three months ended June 30, 2010 from $83,000 for the comparable period during 2009. This decrease of $49,000 was due to lower interest rates as compared to the same period in 2009.

Interest Expense. Interest expense decreased to $191,000 for the three months ended June 30, 2010 from $358,000 for the comparable period during 2009. This decrease was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of June 30, 2010.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

Revenues. Revenues for each of the six month periods ended June 30, 2010 and June 30, 2009 were $44,000 and were related to our sublicensed technology to Cypress.

Research and Development Expenses. Research and development expenses decreased to $13.6 million for the six months ended June 30, 2010 from $29.0 million for the comparable period during 2009. This decrease of $15.4 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $16.7 million and a decrease in license fees of $2.5 million. The decrease in research and development expenses was partly offset by an increase in salaries and personnel related costs totaling approximately $2.2 million and an increase in costs incurred in connection with the preparation for our NDA for Contrave of $1.4 million.

General and Administrative Expenses. General and administrative expenses increased to approximately $12.2 million for the six months ended June 30, 2010 from approximately $7.7 million for the comparable period during 2009. This increase of $4.5 million was due primarily to an increase in salaries and personnel related costs of approximately $1.7 million, an increase in stock-based compensation expense of approximately $1.2 million, an increase in market research costs of $674,000 and an increase in medical affairs expense of $330,000.

Interest Income. Interest income decreased to $80,000 for the six months ended June 30, 2010 from $248,000 for the comparable period during 2009. This decrease of approximately $168,000 was due to lower interest rates as compared to the same period in 2009.

Interest Expense. Interest expense decreased to $336,000 for the six months ended June 30, 2010 from $752,000 for the comparable period during 2009. This decrease of approximately $416,000 was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of June 30, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2010, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

As of June 30, 2010, we had $10.3 million in cash and cash equivalents and an additional $52.9 million in investment securities, available-for-sale. As of June 30, 2010, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $25.3 million and $36.6 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $1.6 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $3.7 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. The net cash used in financing activities for the six months ended June 30, 2010 was primarily the result of payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at June 30, 2010 bear interest at an average rate of 6.85%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2010 consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. In June 2010, the FDA accepted for review our NDA for Contrave. Our near-term success is substantially dependent on the approval process for this NDA. Obtaining approval of an NDA is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.

Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to complete its review of a standard NDA and respond to the applicant within ten months from the date of submission of an NDA. We have received a PDUFA date of January 31, 2011. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for Contrave, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period. Both Arena Pharmaceuticals, Inc. and Vivus, Inc. filed NDAs seeking approval of their respective obesity product candidates in December 2009 and received PDUFA dates in October 2010. In addition, on July 15, 2010 the Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, convened by the FDA reviewed Vivus’ product candidate and voted not to recommend approval of the product candidate. Arena recently announced that the FDA has tentatively scheduled the EMDAC to review its product candidate on September 16, 2010. We also recently announced that the FDA has tentatively scheduled the EMDAC to review Contrave on December 7, 2010. The review of Vivus’ and Arena’s NDAs and the results of their advisory committees may negatively affect and/or delay the approval process of our NDA for Contrave.

After FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions which can affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Contrave has been evaluated in Phase III clinical trials for the treatment of obesity. Empatic has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at the End of Phase II meeting we plan to conduct with the FDA. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, Contrave may not be approved even though it achieved its specified endpoints in the Phase III clinical trials and met the FDA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase III clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve Contrave for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials, including cardiovascular outcomes studies which may be required prior to or after approval. The risk of an outcomes study may be more likely depending on the results of the large sibutramine outcomes, or SCOUT, trial, the data for which suggests that patients using sibutramine have a higher number of cardiovascular events (heart attack, stroke, resuscitated cardiac arrest, or death) than patients using a placebo. In response to the data from the SCOUT trial, the European Medicines Agency recently recommended suspension of market authorizations for sibutramine across the European Union.

In addition, the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of Contrave. We submitted a risk evaluation and mitigation strategy, or REMS, that included a medication guide to the FDA along with our NDA submission. It is possible that a REMS submission may delay the drug approval process for our NDA submission. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

Our clinical trials may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval. *

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials, may produce side effects not observed to date. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the EDMAC recently convened by the FDA reviewed Vivus’ obesity product candidate and determined by a 10 to 6 vote not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate, the lack of clarity around the risk mitigation plan and the potential for long-term use of the product by patients. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Further, if any of our product candidates receives marketing approval and we or others identify undesirable side effects caused by the product after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning with Contrave or Empatic or a contraindication;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

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

Delays in the commencement or completion of clinical trials, or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to generate revenues.*

Delays in the commencement or completion of clinical trials could significantly affect our product development costs. We do not know whether clinical trials will begin on time or be completed on schedule, if at all. In addition, clinical trials may not be completed on schedule, or at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials to account for these changes. For instance, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval. For example, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcomes studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional clinical trials on our product candidates before or subsequent to approval. If we are required to conduct substantial clinical trials, including, cardiovascular outcomes studies, prior to approval, we may not have the resources necessary to conduct such clinical trials, and our ability to generate product revenues, if ever, will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

We rely primarily on third parties to assist us in the preparation of our regulatory applications and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We currently rely on Octagon Research Solutions, Inc., or Octagon, to assist us with a variety of matters related to the preparation of our regulatory applications. In addition, we utilize the services of inVentiv Clinical Solutions LLC to conduct our data management in connection with our clinical trials, as well as the preparation of our regulatory applications. In the future we may depend on CROs and independent clinical investigators to conduct our clinical trials. The third parties with which we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If Octagon, inVentiv, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena, Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, among others. Arena and Vivus both filed an NDA seeking approval of their respective product candidates in December 2009 and received PDUFA dates in October 2010. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we are able to market our product candidates, if approved. In addition, Arena recently announced a partnership with Eisai Pharmaceuticals, Inc. to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

We have limited sales and marketing experience and resources, and if we do not enter into collaboration or co-promotion arrangements, we may not be able to effectively market and sell our products and our ability to generate revenues may be delayed or limited.*

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We also may not be able to enter into collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into collaboration or co-promotion arrangements for our product candidates, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize our product candidates will be limited and as a result our competitors may be more successful in marketing and selling their products. For example, Arena recently announced a partnership with Eisai to commercialize its obesity product candidate, if approved. Even if we do enter into collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product candidates. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues.

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.*

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our submitted NDA for Contrave relied, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion SR formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We will be required to make similar certification if and when we file an NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the applicable patent (2013 in the case of bupropion SR), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. This 45-day period with respect to our certifications related to bupropion SR has elapsed and no such lawsuit was filed against us. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, since we have conducted a substantial clinical program that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a marketing application for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving an NDA of different active ingredients that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “black box” warning related to concerns regarding antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. We have submitted a REMs to the FDA as part of our NDA for Contrave that includes a Medication Guide that would be distributed to patients. The FDA may require a more restrictive REMs. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcomes studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional studies on our product candidates. If we are required to conduct substantial clinical trials, including, for example, cardiovascular outcomes trials, we may not have the resources to conduct such clinical trials and our ability to comply with the FDA requirements may be negatively impacted.

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

If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development or commercial launch of our product candidates. *

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay our development programs or commercial launch of our product candidates, if approved.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act. As such, manufacturers of naltrexone API must be registered by the Drug Enforcement Administration, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our ability to complete any additional required clinical trials for and commercial launch of Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

We have entered into long-term supply agreements for the supply of naltrexone and bupropion API. In January 2009, we entered into a supply agreement with Cilag GmbH International, or Cilag, pursuant to which Cilag will manufacture commercial supplies of naltrexone for use in our drug products. The supply agreement shall continue in effect until four years from the period beginning on the first December 31st following marketing approval by the FDA for a drug product of ours containing naltrexone. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. In addition, we may terminate the supply agreement effective immediately upon written notice in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling a finished product containing naltrexone, (b) the product containing naltrexone fails during clinical trials and we withdraw our NDA, (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of a product containing naltrexone, or (d) a legal proceeding shall be instituted against Cilag, which is reasonably likely to materially adversely affect Cilag’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the agreement upon specified written notice of a failure by the other party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

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

In addition, these API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to provided specifications and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we may not be able to successfully commercialize our product candidates, any commercial launch could be delayed and/or we may be unable to meet demand for our products and would lose potential revenues.

If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates. *

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the Contrave titration packs, Empatic titration packs and bottles used to package these tablets for use in clinical trials.

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

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.*

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

We have obtained product liability insurance coverage for our clinical trials. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

•	our ability to provide acceptable evidence of safety and efficacy;

•	the timing of market introduction of our products as well as competitive products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•

limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings or pregnancy precautions associated with the APIs in Contrave and/or Empatic;

•

availability of alternative treatments and the potential or perceived advantages or disadvantages of such treatments, including, in the case of Contrave and/or Empatic, a number of competitive products already approved for the treatment of weight loss or expected to be commercially launched in the near future;

•	pricing and cost effectiveness;

•	our REMs;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success. *

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of August 2, 2010, we had 57 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage the FDA review process for the NDA for Contrave;

•	manage our clinical trials effectively, including any future trials of Contrave or Empatic;

•	manage the manufacturing and development of Contrave and Empatic;

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel. *

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful commercialization of our product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

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

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected. *

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The laws that may affect our ability to operate include:

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

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU, and our license agreement with Duke University, or Duke. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Dante patents and/or the Weber/Cowley patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, the European Union and Japan. An application for the CONTRAVE mark remains pending in the United States and in Canada in connection with certain printed materials and medical information services. An intent-to-use trademark application for the CONTRAVE logo has been filed in the U.S. and remains pending in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss as well as certain printed materials and medical information services. We have an intent-to-use trademark application pending in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in the European Union and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2010, we had an accumulated deficit of $292.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease in 2010 due to the completion of our Contrave Phase III clinical trial program, as well as the completion of our Phase II clinical trial for Empatic. We expect increases in pre-commercialization expenses as we seek approval for and prepare for the launch of Contrave. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur until next year at the earliest (we have a PDUFA date of January 31, 2011 for our NDA for Contrave), we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without continued funding.

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

We will need to raise additional funds or enter into a collaborative or other agreement in order to commercialize Contrave, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate our commercialization efforts for Contrave and our other product development programs.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

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

Our quarterly operating results may fluctuate significantly. *

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

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights. *

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities. Our credit and security agreement, as amended, with GE Healthcare Financial Services is secured by a pledge of all of our assets other than, subject to certain limited exceptions, intellectual property, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. Any future debt, receivables and royalty financings we enter into may involve similar or more onerous covenants that restrict our operations. Any borrowings under the credit and security agreement, as amended, with GE Healthcare Financial Services or any future debt financing will need to be repaid, which creates additional financial risk for our company, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2010, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.00 to a high sale price of $7.05. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements concerning our NDA or EMDAC meeting for Contrave;

•	announcements regarding our competitor’s regulatory submissions and/or the results of their clinical trials;

•

FDA or international regulatory actions, including EMDAC meeting outcomes such as the advisory committee for Arena’s product candidate scheduled for September 2010, or failure to receive regulatory approval for any of our product candidates;

•	the results from our clinical trials, including future clinical trials, if any, for Contrave and Empatic;

•	announcements regarding bupropion, naltrexone or zonisamide;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

The realization of any of the risks described in these “Risk Factors” could also have a dramatic and material adverse impact on the market price of our common stock.

Future sales of our common stock may depress our stock price.

In July 2009, we completed a public offering of 11,500,000 shares of common stock at a public offering price of $7.50 per share. Any future sales of a substantial number of shares of our common stock in the public market such as that offering, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2010, our executive officers and directors and their affiliates together controlled approximately 32% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We may become involved in securities class action litigation that could divert management’s attention and harm our business and could subject us to significant liabilities. *

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

It is possible that securities class action litigation may be brought against us following the release of information regarding our Contrave NDA or Phase III clinical trials negatively causing the market price of our common stock to decline. Any adverse determination in such litigation could subject us to significant liabilities.

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

OREXIGEN THERAPEUTICS, INC.

Date: August 6, 2010	By:	/s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Graham K. Cooper

Graham K. Cooper Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.