Form 10-Q
period 2010-09-30
Orexigen Therapeutics, Inc.
filed 2010-11-04
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

☐  Yes    ☒  No

As of November 1, 2010, the registrant had 47,582,739 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
Unaudited Statements of Operations for the three months and nine months ended September 30, 2010 and September 30, 2009 and the period from September 12, 2002 (Inception) to September 30, 2010	4
Unaudited Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009 and the period from September 12, 2002 (Inception) to September 30, 2010	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. (Removed and Reserved)	50
Item 5. Other Information	50
Item 6. Exhibits	51
SIGNATURES	52
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

(a development stage company)

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,372	$37,658
Investment securities, available-for-sale	92,233	54,500
Prepaid expenses and other current assets	1,850	1,529

Total current assets	102,455	93,687
Property and equipment, net	990	1,324
Restricted cash	881	1,290
Other assets	299	547

Total assets	$104,625	$96,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,885	$9,828
Deferred revenue, current portion	3,517	88
Long-term debt, current portion	3,741	6,384

Total current liabilities	14,143	16,300
Deferred revenue, less current portion	47,190	971
Long-term debt, less current portion	—	2,416
Other long-term liabilities	490	1,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at September 30, 2010 and December 31, 2009; 47,556,739 and 47,215,479 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	48	47
Additional paid-in capital	350,115	342,599
Accumulated other comprehensive income (loss)	4	(6)
Deficit accumulated during the development stage	(307,365)	(266,737)

Total stockholders’ equity	42,802	75,903

Total liabilities and stockholders’ equity	$104,625	$96,848

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to September 30, 2010
	2010	2009	2010	2009
Revenues:
Collaborative agreement	$286	$—	$286	$—	$460
License revenue	22	22	66	66	507

Total revenues	308	22	352	66	967
Operating expenses:
Research and development	8,186	9,592	21,753	38,579	238,312
General and administrative	6,624	4,592	18,827	12,254	74,826

Total operating expenses	14,810	14,184	40,580	50,833	313,138

Loss from operations	(14,502)	(14,162)	(40,228)	(50,767)	(312,171)
Other income (expense):
Interest income	21	47	101	295	9,113
Interest expense	(165)	(318)	(501)	(1,070)	(4,307)

Total other income (expense)	(144)	(271)	(400)	(775)	4,806

Net loss	(14,646)	(14,433)	(40,628)	(51,542)	(307,365)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(78)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(14,646)	$(14,433)	$(40,628)	$(51,542)	$(321,303)

Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.33)	$(0.86)	$(1.38)

Shares used in computing net loss per share attributable to common stockholders—basic and diluted	47,440	43,087	47,295	37,484

See accompanying notes.

Orexigen Therapeutics, Inc.

(a development stage company)

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Period From September 12, 2002 (Inception) to September 30, 2010
	2010	2009
Operating activities
Net loss	$(40,628)	$(51,542)	$(307,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	354	361	1,474
Loss on sale/disposal of assets	—	83	87
Amortization of premium(discount accretion) on securities available-for-sale	580	348	(2,784)
Amortization of debt issuance costs	201	286	1,130
Stock-based compensation	6,749	4,344	27,899
Deferred revenue	49,648	(66)	50,707
Issuance of common stock in exchange for technology and services	—	—	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(321)	(496)	(1,785)
Accounts payable and accrued expenses	(3,633)	(8,248)	5,749
Other assets	48	147	(11)
Deferred rent	(78)	9	489

Net cash provided by (used in) operating activities	12,920	(54,774)	(224,363)
Investing activities
Purchases of securities available-for-sale	(96,193)	(75,798)	(512,557)
Maturities of securities available-for-sale	57,890	65,183	423,113
Purchases of property and equipment	(21)	(126)	(2,917)
Proceeds from sale of equipment	—	—	300
Restricted cash	409	85	(881)

Net cash used in investing activities	(37,915)	(10,656)	(92,942)
Financing activities
Proceeds from issuance of common stock, net of repurchases	767	82,381	246,446
Proceeds from borrowings on long-term debt	—	—	23,800
Payments on borrowings on long-term debt	(5,058)	(5,466)	(20,057)
Proceeds from issuance of redeemable convertible preferred stock for cash, net of issuance costs	—	—	44,109
Proceeds from issuance of convertible preferred stock for cash, net of issuance costs	—	—	29,940
Proceeds from promissory notes	—	—	1,665
Costs paid in connection with loan agreement	—	—	(226)

Net cash provided by (used in) financing activities	(4,291)	76,915	325,677

Net increase (decrease) in cash and cash equivalents	(29,286)	11,485	8,372
Cash and cash equivalents at beginning of period	37,658	45,451	—

Cash and cash equivalents at end of period	$8,372	$56,936	$8,372

Supplemental disclosure
Non-cash operating activities
Receivable on sale of equipment	$—	$300	$—

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since the Company has not yet begun principal operations of commercializing a product candidate, the Company is considered to be in the development stage. In addition, the Company has experienced losses since its inception, and as of September 30, 2010, had an accumulated deficit of $307.4 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

Revenue Recognition

The Company has entered into agreements with Takeda Pharmaceutical Company Limited (“Takeda”) and Cypress Bioscience, Inc. (“Cypress”) which contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. When determining the revenue recognition, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, nonrefundable upfront fees are recognized over the period the related services are provided or over the period the Company has significant involvement. Revenue from milestones is recognized as certain anniversary, regulatory and sales-based events are achieved, as long as the event is substantial and was not readily assured at the beginning of the collaboration.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU No. 2010-17 on its consolidated financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss attributable to common stockholders	$(14,646)	$(14,433)	$(40,628)	$(51,542)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	47,440	43,087	47,295	37,484

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.33)	$(0.86)	$(1.38)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	8,523	6,374	8,523	6,374

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$15,499	$4	$(1)	$15,502
U.S. government agency securities	Less than 1	$76,730	$9	$(8)	$76,731

Total investment securities		$92,229	$13	$(9)	$92,233

December 31, 2009	Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$54,506	$13	$(19)	$54,500

Total investment securities		$54,506	$13	$(19)	$54,500

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2010 and 2009.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$23,874	$23,874	$—	$—
U.S. government agency securities	76,731	—	76,731	—

Total financial instruments owned	$100,605	$23,874	$76,731	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2010	December 31, 2009
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	513	493
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,256	2,236
Less accumulated depreciation and amortization		(1,266)	(912)

		$990	$1,324

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts payable	$1,927	$4,713
Accrued compensation related expenses	2,924	3,588
Debt exit fee	1,190	—
Accrued preclinical and clinical trial expenses	280	451
Accrued legal and professional expenses	333	159
Other accrued liabilities	231	917

	$6,885	$9,828

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to September 30, 2010
	2010	2009	2010	2009
Net loss, as reported	$(14,646)	$(14,433)	$(40,628)	$(51,542)	$(307,365)
Unrealized gains (losses) on marketable securities	(10)	(16)	10	(125)	4

Comprehensive loss	$(14,656)	$(14,449)	$(40,618)	$(51,667)	$(307,361)

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2010 and 2009 and the period from September 12, 2002 (inception) to September 30, 2010 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 12, 2002 (Inception) to September 30, 2010
	2010	2009	2010	2009
General and administrative	$1,766	$871	$4,292	$2,229	$17,404
Research and development	660	774	2,457	2,115	10,495

	$2,426	$1,645	$6,749	$4,344	$27,899

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (in years)	6.0	6.3	6.0	6.1
Expected volatility	64.0%	60.0%	64.0%	59.5%
Risk-free interest rate	1.8%	2.8%	2.4%	2.2%
Expected dividend yield	—	—	—	—

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 6.7% on amounts outstanding at September 30, 2010). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of September 30, 2010, $3.7 million is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of September 30, 2010.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

At September 30, 2010, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2010	$1,325
2011	2,416

3,741
Less: current portion	(3,741)

$—

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three months ended September 30, 2010 and 2009, the nine months ended September 30, 2010 and 2009 and for the period September 12, 2002 (inception) to September 30, 2010, the Company recognized revenues under this agreement of $286,000, $0, $286,000, $0 and $286,000, respectively. At September 30, 2010, deferred revenue under this agreement totaled $49.7 million.

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke University (“Duke”) to Cypress for specified uses. As consideration for this license, Cypress paid the Company nonrefundable upfront fees of $1.5 million. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million is being recognized over 17 years, the estimated term of the agreement. In addition, Cypress is obligated to pay the Company a royalty on net sales of any products covered by the sublicensed technology. Cypress may also be required to make future milestone payments to the Company of up to $57.0 million upon its achievement of various regulatory milestones. In June 2006, Cypress announced that the results of a completed Phase IIa trial did not support continuing its development program for obstructive sleep apnea, one of the specified uses under the agreement. Therefore, the Company’s receipt of $20.0 million of milestone payments related to sleep apnea is unlikely at this time.

For the three months ended September 30, 2010 and 2009, the nine months ended September 30, 2010 and 2009 and for the period September 12, 2002 (inception) to September 30, 2010, the Company recognized revenues under this agreement of $22,000, $22,000, $66,000, $66,000 and $507,000, respectively. At September 30, 2010 and December 31, 2009, deferred revenue under this agreement totaled $993,000 and $1.1 million, respectively.

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

We are a development stage company. We have incurred significant net losses since our inception. As of September 30, 2010, we had an accumulated deficit of $307.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license additional products and technologies, and add the necessary infrastructure to support our growth.

In September 2010, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, we received an upfront cash payment of $50.0 million from Takeda and we are eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. We are also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico.

In July 2009, we completed a public offering of 11,500,000 shares of our common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts, commissions and offering expenses.

Revenues

We have generated approximately $967,000 in revenue from inception through September 30, 2010, resulting from the sublicensing of technology and amounts earned under our collaborative agreements. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. We also received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For the quarter ended September 30, 2010, we recognized revenue of approximately $286,000 related to the Takeda agreement.

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

Other than the upfront payment of $50.0 million from Takeda, we do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates either ourselves or with a collaborator. However, we may never generate revenues from our product candidates as we may never succeed in obtaining regulatory approval or commercializing products.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2010 and 2009. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Costs of external service providers:
Obesity	$5,321	$6,958	$11,195	$30,813
Other	46	(79)	164	69

Subtotal	5,367	6,879	11,359	30,882
Internal costs	2,159	1,939	7,937	5,582
Stock-based compensation	660	774	2,457	2,115

Total research and development expenses	$8,186	$9,592	$21,753	$38,579

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

There were no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of three months ended September 30, 2010 to three months ended September 30, 2009

Revenues. Revenues for the three months ended September 30, 2010 and 2009 were $308,000 and $22,000, respectively. The increase of $286,000 was due to the revenue recognized under the collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses decreased to $8.2 million for the three months ended September 30, 2010 from $9.6 million for the comparable period during 2009. This decrease of approximately $1.4 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $4.8 million. The decrease was partially offset by an increase in license fees of $3.0 million paid to third parties related to the execution of the collaboration agreement with Takeda.

General and Administrative Expenses. General and administrative expenses increased to $6.6 million for the three months ended September 30, 2010 from $4.6 million for the comparable period during 2009. This increase of approximately $2.0 million was due primarily to an increase in stock-based compensation expense of $896,000, an increase in salaries and personnel related costs of $377,000, an increase in costs related to professional services of $364,000 and an increase in medical affairs expense of $338,000.

Interest and Other Income. Interest income decreased to $21,000 for the three months ended September 30, 2010 from $47,000 for the comparable period during 2009. This decrease of $26,000 was due to lower interest rates as compared to the same period in 2009.

Interest Expense. Interest expense decreased to $165,000 for the three months ended September 30, 2010 from $318,000 for the comparable period during 2009. This decrease was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of September 30, 2010.

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

Revenues. Revenues for the nine months ended September 30, 2010 and 2009 were $352,000 and $66,000, respectively. The increase of $286,000 was due to revenue recognized under the collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses decreased to $21.8 million for the nine months ended September 30, 2010 from $38.6 million for the comparable period during 2009. This decrease of $16.8 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $21.5 million. The decrease in research and development expenses was partly offset by an increase in salaries and personnel related costs totaling approximately $2.5 million and an increase in costs incurred in connection with the preparation for our NDA and FDA Advisory Committee for Contrave of $1.7 million.

General and Administrative Expenses. General and administrative expenses increased to approximately $18.8 million for the nine months ended September 30, 2010 from approximately $12.3 million for the comparable period during 2009. This increase of approximately $6.5 million was due primarily to an increase in salaries and personnel related costs of approximately $2.1 million, an increase in stock-based compensation expense of approximately $2.1 million, an increase in market research costs of $881,000, an increase in medical affairs expense of $668,000 and an increase in legal fees of $576,000.

Interest Income. Interest income decreased to $101,000 for the nine months ended September 30, 2010 from $295,000 for the comparable period during 2009. This decrease of approximately $194,000 was due to lower interest rates as compared to the same period in 2009.

Interest Expense. Interest expense decreased to $501,000 for the nine months ended September 30, 2010 from $1.1 million for the comparable period during 2009. This decrease of approximately $569,000 was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of September 30, 2010.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2010, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

As of September 30, 2010, we had $8.4 million in cash and cash equivalents and an additional $92.2 million in investment securities, available-for-sale. As of September 30, 2010, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2010 and the net cash used in operating activities was $54.8 million for the nine months ended September 30, 2009. The increase in cash provided by operating activities in 2010 was due primarily to the receipt of the upfront payment of $50.0 million from Takeda. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $37.9 million and $10.7 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $4.3 million for the nine months ended September 30, 2010 and the net cash provided by financing activities was $76.9 million for the nine months ended September 30, 2009. The net cash used in financing activities for the nine months ended September 30, 2010 was primarily the result of payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended. The net cash provided by financing activities for the nine months ended September 30, 2009 was a result of the public sale of common stock in July 2009 for aggregate net proceeds of $81.6 million, and was partially offset by payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our pre-commercialization and commercialization expenses to be substantial and to increase over the next few years as we seek approval for and launch Contrave, and we expect development expenses will increase as we continue the advancement of Empatic.

We have entered into license agreements to acquire the rights to develop and commercialize Contrave and Empatic. Pursuant to these agreements, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004. We also paid Dr. Dante an upfront fee of $100,000 and, in September 2010, we paid him an additional $1.0 million upon the execution of the collaboration agreement with Takeda. In the future, we may be obligated to pay royalties to Dr. Dante related to certain sublicensing revenues we receive in connection with any sublicense agreements we enter into, including our collaboration agreement with Takeda. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products. Under our license agreement with SmithKline Beecham Corporation and Glaxo Group Limited, we paid an upfront payment and may be required to make a future milestone payment upon the earliest achievement of certain milestones primarily relating to regulatory or commercial events.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at September 30, 2010 bear interest at an average rate of 6.7%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2010 consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for Contrave, Takeda Pharmaceutical Company Limited, or Takeda, are permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. In June 2010, the FDA accepted for review our NDA for Contrave. Our near-term success is substantially dependent on the approval of this NDA. Obtaining approval of an NDA is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.

Under the policies agreed to by the FDA under The Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to complete its review of a standard NDA and respond to the applicant within ten months from the date of submission of an NDA. We have received a PDUFA date of January 31, 2011. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides certain additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. The FDA’s review goals are not always met, and it is unknown whether the review of our NDA for Contrave, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period. Both Arena Pharmaceuticals, Inc. and Vivus, Inc. filed NDAs seeking approval of their respective obesity product candidates in December 2009 and received PDUFA dates in October 2010. In addition, on July 15, 2010 and September 16, 2010, the Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, convened by the FDA reviewed Vivus’ and Arena’s product candidates, respectively, and voted not to recommend approval of either of the product candidates. In October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received complete response letters from the FDA regarding their respective NDAs. Arena’s complete response letter indicated that the FDA could not approve the NDA in its present form due to concerns regarding the product candidate’s safety and efficacy profile and requested additional information relating to these concerns. Vivus’ complete response letter indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the product candidate’s safety profile and requested additional information relating to the FDA’s safety concerns, including a request to continue discussions of an already submitted risk evaluation and mitigation strategy, or REMS, for Vivus’ product candidate. The review of Vivus’ and Arena’s NDAs and the results of their advisory committees may negatively affect and/or delay the approval of our NDA for Contrave. The FDA has scheduled the EMDAC to review Contrave on December 7, 2010. To date, we have had substantive interactions with the FDA regarding our NDA for Contrave, and based on those interactions our primary areas of focus in preparation for the EMDAC’s review of the risk-benefit profile of Contrave are blood pressure, pulse and seizure and the risk management strategies around these. The EMDAC may focus on these adverse events and other safety matters in its review of our NDA for Contrave, and may vote to not recommend approval of Contrave, similar to Vivus’ and Arena’s product candidates.

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

Contrave has been evaluated in Phase III clinical trials for the treatment of obesity. Empatic has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at the End of Phase II meeting we plan to conduct with the FDA. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, Contrave may not be approved even though it achieved its specified endpoints in the Phase III clinical trials and met the FDA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase III clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve Contrave for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials, including cardiovascular outcomes studies which may be required prior to or after approval. The risk of having to conduct an outcomes study may be more likely based on the results of the large sibutramine outcomes, or SCOUT, trial, the data for which demonstrated that patients using sibutramine had a higher number of cardiovascular events (heart attack, stroke, resuscitated cardiac arrest, or death) than patients using a placebo. In response to the data from the SCOUT trial, the European Medicines Agency recommended suspension of market authorizations for sibutramine across the European Union and, in October 2010, sibutramine was voluntarily withdrawn from the U.S. market by Abbott Laboratories at the request of the FDA.

In addition, the FDA may not approve the labeling that we and our collaborative partner believe is necessary or desirable for the successful commercialization of Contrave. We submitted a REMS that included a medication guide to the FDA along with our NDA submission. It is possible that a REMS submission may delay the drug approval process for our NDA submission. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

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

The FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. While we believe the design of our pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance and that the pivotal clinical trials have met the efficacy and safety requirements, the FDA may not agree with our interpretation of the results from the Contrave pivotal Phase III clinical trials. It is also possible that the FDA will change its guidance, which could require us to conduct additional clinical trials for Contrave, or create other requirements that could have the effect of preventing or delaying approval.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Further, if any of our product candidates receives marketing approval and we or others, including our collaborative partner, identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning with Contrave or Empatic or a contraindication;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•	we or our collaborative partner may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

Any of these events could prevent us and our collaborative partner from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability and our collaborative partner’s ability to successfully commercialize our product candidates and generate revenues.

There are known adverse side effects to the individual use of bupropion, naltrexone and zonisamide.*

A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20’s. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for both Contrave and Empatic. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both Contrave and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these product candidates, if approved.

The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not designed either the Contrave or Empatic programs for the treatment of children or adolescents, it is possible that the FDA will require a Medication Guide for both Contrave and Empatic. These warnings and other requirements may have the effect of limiting the market acceptance by our current and any future collaborative partner’s targeted physicians and patients of Contrave and Empatic, if these product candidates are approved.

The other constituent of Contrave, naltrexone, has been approved by the FDA for the treatment of alcohol and opioid dependence. The FDA has directed the manufacturers of naltrexone for these indications to include in their product labels a “boxed” warning and expanded warnings statements regarding hepatotoxicity, or liver toxicity. A similar warning statement may be required on labeling for Contrave.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a labeling limitation or REMS on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. Although this case is a complicated one with a number of plausible, alternative etiologies, it has been reported by the investigator as a serious adverse event and possibly related to Empatic.

The FDA has issued an alert based on updated clinical data that treatment with zonisamide can cause metabolic acidosis in some patients. Metabolic acidosis is a disturbance in the body’s acid-base balance that results in excessive acidity in the blood. The FDA recommended that healthcare professionals monitor for metabolic acidosis at the start of treatment with zonisamide and periodically during treatment with zonisamide even in the absence of symptoms. We have been monitoring for metabolic acidosis in all of our Empatic clinical trials, and we have not observed any clinically meaningful cases of metabolic acidosis. A warning statement about metabolic acidosis may be required in the labeling for Empatic.

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

Notwithstanding the existing labeling for the constituents of our drugs in development, the FDA may choose to apply more stringent warning statements or stronger classifications or categorizations of risk in the labeling for Contrave or Empatic, if approved, based on the different risk-benefit profile of our product candidates in the context of unmet need in the treatment of obesity, as compared to the approved indications for the constituent drugs of Contrave and Empatic. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use that may not appear in the existing labeling for the constituent drugs in Contrave or Empatic, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise.

Any of these known side effects and any associated warning statements or classification or categorization of risk may limit the commercial profile of an approved label for our product candidates and prevent us or our collaborative partner from achieving or maintaining market acceptance of our product candidates.

We are dependent on our collaboration with Takeda to commercialize Contrave in the United States, Canada and Mexico, and, if our NDA for Contrave is approved by the FDA, to further develop Contrave. This collaboration may place the commercialization and, if applicable, the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business.*

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. Our dependence on Takeda and the collaboration agreement between us will subject us to a number of risks, including:

•	Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to the post-approval development or commercialization of Contrave;

•	we and Takeda could disagree as to post-approval development plans and Takeda may delay post-approval clinical trials or stop a post-approval clinical trial;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement, that may result in (1) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the post-approval development or commercialization of Contrave, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•

Takeda may not comply with applicable regulatory guidelines with respect to developing or commercializing Contrave, which could adversely impact the development of or sales of Contrave and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•

Takeda may not provide us with timely and accurate information regarding sales activities and supply forecasts, which could adversely impact our ability to comply with our manufacturing and supply obligations under the collaboration agreement and our and Takeda’s ability to launch and commercialize Contrave, if approved;

•	Takeda may experience financial difficulties;

•	business combinations or significant changes in Takeda’s business strategy may also adversely affect Takeda’s ability to perform its obligations under our collaboration agreement;

•

Takeda may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation; and

•

notwithstanding the non-competition requirements in the collaboration agreement, Takeda could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

Furthermore, both Takeda and we have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of Contrave, and even if we elected to pursue further development and commercialization of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund. Any failure of Takeda to adequately perform its obligations under our collaboration agreement or the termination of such agreement could have a material and adverse impact on our business.

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

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	the status of our collaborative relationship with Takeda with respect to any additional clinical trials required for Contrave; and

•	collecting, reviewing and analyzing our clinical trial data.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, a collaborative partner, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; and

•	lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials to account for these changes. For instance, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval. For example, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcomes studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we may need to conduct additional clinical trials on our product candidates before or subsequent to approval. If we or a collaborative partner are required to conduct substantial clinical trials, including, cardiovascular outcomes studies, prior to approval, we may not have the resources necessary to conduct such clinical trials, and our ability to generate product revenues, if ever, will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. We have submitted a REMS to the FDA as part of our NDA for Contrave that includes a Medication Guide that would be distributed to patients. The FDA may require a more restrictive REMS. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, the FDA has indicated that it may require cardiovascular outcomes studies for compounds in development for the treatment of diabetes, if the safety observed in development programs raises concerns. The FDA has not provided guidance on outcomes studies for compounds in development for the treatment of obesity. However, we are unable to predict whether the FDA may extend this requirement to obesity development programs. If the FDA does impose such a requirement, we or our present or any future collaborative partner may need to conduct additional studies on our product candidates. If we are required to conduct substantial clinical trials, including, for example, cardiovascular outcomes trials, we may not have the resources to conduct such clinical trials and our ability to comply with the FDA requirements may be negatively impacted.

Manufacturers of drug products and their facilities are also subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we, a collaborative partner or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (including a change or revision to the specifications set forth in the facility’s drug master file, or DMF), a regulatory agency may impose restrictions on that product, the manufacturer, our collaborative partner or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, a collaborative partner, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue Warning Letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us or our collaborative partner to initiate a product recall.

If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we or our collaborative partner require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our collaborative partner may face delays in the development or commercial launch of our product candidates. *

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay our development programs or commercial launch of our product candidates, if approved.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to complete any additional required clinical trials for and launch and continue to commercialize Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

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

We have no other material long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, even if and when our product candidates are approved, we and our current and any future collaborative partner may not be able to successfully commercialize these product candidates if we are unable to secure long-term supply commitments for all of their API components.

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMF on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our and our current and any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our current or any future collaborative partner may not be able to successfully commercialize our product candidates, any commercial launch could be delayed and/or we and such collaborative partner may be unable to meet demand for our products and would lose potential revenues.

If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we and our current and any future collaborative partner require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and such collaborative partner may face delays in the development and commercialization of our product candidates. *

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the Contrave titration packs, Empatic titration packs and bottles used to package these tablets for use in clinical trials.

In preparation for the potential commercialization of Contrave, in March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. This initial term shall be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us and, subject to our payment of certain termination amounts, we may also terminate the manufacturing agreement with specified prior written notice to Patheon. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us; or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us, our ability or our collaborative partner’s ability to provide product candidates to patients in our and our current and any future collaborative partner’s clinical trials or to commercially launch a product candidate would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our or our current or any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our current and any future collaborative partner may be unable to meet demand for our products and would lose potential revenues.

We expect intense competition in the obesity marketplace for Contrave and Empatic, if approved, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Roche Laboratories Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates.

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena, Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, among others. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009. In October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received complete response letters from the FDA regarding their respective NDAs. Arena’s complete response letter indicated that the FDA could not approve the NDA in its present form due to concerns regarding the product candidate’s safety and efficacy profile and requested additional information relating to these concerns. Vivus’ complete response letter indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the product candidate’s safety profile and requested additional information relating to the FDA’s safety concerns, including a request to continue discussions of an already submitted a REMS for Vivus’ product candidate. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai Pharmaceuticals, Inc. to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development, including an endoscopic approach for treating obesity. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd, EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Medtronic Inc., and Satiety, Inc. are all active in this space and may have substantially greater resources than we have.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. In addition, should both Contrave and Empatic be approved to treat obesity, these product candidates may compete with one another. While we intend to direct each product candidate to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and, if approved, any potential label for Contrave and Empatic would be expected to refer to obesity generally. There is no guarantee that we and our current and any future collaborative partner will be successful in marketing Contrave and Empatic to their respective target markets, if approved, or minimizing competition between them.

Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability and our collaborative partner’s ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.*

Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave and Empatic are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Such off-label prescriptions could significantly diminish the market potential of our products and significantly impact our ability and our collaborative partner’s ability to generate revenues.

With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product candidates, as well as the differences in their approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Contrave and Empatic, which could significantly diminish their market potential and significantly impact our ability and our collaborative partner’s ability to successfully commercialize our product candidates and generate revenues.

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

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration or co-promotion arrangements, we may not be able to effectively market and sell Contrave outside the United States, Canada or Mexico or Empatic, if approved, and our ability to generate revenues may be delayed or limited.*

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into a collaboration agreement with Takeda in September 2010 to develop and commercialize Contrave in the United States, Canada and Mexico. In order to expand the market opportunity outside of these countries for Contrave and to address the commercialization of Empatic, if approved, we must either establish additional sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence We may not be able to enter into additional collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration or co-

promotion arrangements for Contrave outside the United States, Canada and Mexico or for Empatic, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these areas, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave outside the United States, Canada and Mexico and/or Empatic will be limited and as a result our competitors may be more successful in marketing and selling their products in these areas. Even if we do enter into additional collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product candidates in these areas. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave outside the United States, Canada and Mexico or from sales of Empatic.

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

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion SR formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We will be required to make similar certification if and when we file an NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the applicable patent (2013 in the case of bupropion SR), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. This 45-day period with respect to our certifications related to bupropion SR in Contrave has elapsed and no such lawsuit was filed against us. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, since we have conducted a substantial clinical program that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

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

If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenues, including any milestone or royalty payments we may be eligible to receive under our collaboration agreement with Takeda, that we generate from their sales will be limited.*

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

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

•	pricing and cost effectiveness;

•	our REMs;

•	the effectiveness of our, or our current or any future collaborators’ sales and marketing strategies;

•	our and our current or any future collaborative partner’s ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our and our current and any future collaborative partner’s efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

We and our current and any future collaborative partner are subject to uncertainty relating to reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.*

Our ability and our current and any future collaborative partner’s ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or such collaborative partner will be able to obtain third-party coverage or reimbursement for our product candidates in whole or in part.

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

We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our and our current and any future collaborative partner’s ability to set a price we believe is fair for our products;

•	our and our current or any future collaborative partner’s ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of November 1, 2010, we had 56 full-time employees and one part-time employee. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations, continue our development activities and commercialize our current and any of our future product candidates. Our management and personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage the FDA review process for the NDA for Contrave;

•	manage our clinical trials effectively, including any future trials of Contrave or Empatic;

•	manage the manufacturing and development of Contrave and Empatic;

•

manage our internal development efforts and potential commercialization and co-promotion efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators (including Takeda) and other third parties;

•	manage our collaborative relationship with Takeda;

•	build a marketing and sales organization if Contrave is approved and we exercise our right to co-promote Contrave in the U.S., and we do not outsource such functions to a third party;

•

build a marketing and sales organization outside the United States, Canada and Mexico if Contrave is approved in these other markets and we do not either enter into an additional collaboration with or outsource such functions to a third party;

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

In addition, we have scientific and clinical advisors who assist us in formulating our product development and clinical and regulatory strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours.

We will need to obtain FDA approval of our proposed product names, Contrave and Empatic, and any failure or delay associated with such approval may adversely impact our business. *

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or PTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to the product names Contrave or Empatic, we may be required to adopt an alternative name for our initial product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Contrave and/or Empatic and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We and our current and any future collaborative partner may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our and such collaborative partner’s ability to commercialize our product candidates.

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

We and our current and any future collaborative partner may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in the countries of the European Union, Canada, Mexico, Japan or other markets where we do not have patent protection for our product candidates. Due to the lack of patent protection for these combinations in territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR components of our product candidates (naltrexone IR and zonisamide IR), in those other territories. The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

We have in-licensed all or a portion of the rights to our product candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our product candidates.*

We have in-licensed and otherwise contracted for rights to our product candidates, and we may enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we or our current or any future collaborative partner fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results. For example, our license agreement with Dr. Dante requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize Contrave. To the extent we are unable to comply with these obligations, the license may be terminated.

Restrictions on our patent rights relating to our product candidates may limit our and our current and any future collaborative partner’s ability to prevent third parties from competing against us.*

Our success will depend on our and our current and any future collaborative partner’s ability to obtain and maintain patent protection for our product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to composition of matter coverage. Current law also allows novel and unobvious combinations of old compounds to receive composition of matter coverage for the combination. However, we cannot be certain that the current law will remain the same, or that our product candidates will be considered novel and unobvious by the PTO and courts.

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

We and our current and any future collaborative partner also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants, some of whom assist with the development of other obesity drugs. We and our collaborative partner also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

If we or our current or any future collaborative partner are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.*

Our commercial success depends upon our and our current and any future collaborative partner’s ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborative partner are developing products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates and/or proprietary technologies may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product candidates or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our collaborative partner, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If one of these patents is found to cover our product candidates, proprietary technologies or their uses, we or our current or any future collaborative partner could be enjoined by a court and required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our current or any future collaborative partner on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us or our current or any future collaborative partner from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborative partner infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering these or other aspects of our products, technology or methods, as implemented by us or by third-party manufacturers with whom we contract. Because of the large number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods. Such third-party patent rights, if relevant, could prevent us or our current or any future collaborative partner from adopting or marketing a particular formulation or product, or could expose us to patent infringement liability.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2010, we had an accumulated deficit of $307.4 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses to decrease in 2010 due to the completion of our Contrave Phase III clinical trial program, as well as the completion of our Phase II clinical trial for Empatic. We expect increases in pre-commercialization expenses as we seek approval for and prepare for the launch of Contrave. In addition, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing and outsourced manufacturing expenses as well as continued development expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for Contrave, if any, and future clinical trials for Empatic;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave, if approved, in the United States, Canada and Mexico; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell Contrave outside the United States, Canada and Mexico, if approved.

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur until next year at the earliest (we have a PDUFA date of January 31, 2011 for our NDA for Contrave), we anticipate incurring significant costs associated with commercializing and continued development for any approved product. We may not achieve profitability soon after generating product sales, if ever. If we or our collaborative partner are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

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

We will need to raise additional funds and/or enter into an additional collaborative or other agreement in order to fund any pre-approval clinical trials required for Contrave, commercialize Contrave outside the United States, Canada and Mexico or continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

•

fund our operations and continue to conduct clinical trials to support potential regulatory approval of marketing applications, including any Phase III clinical trials for Empatic and any pre-approval clinical trials required for Contrave;

•

commercialize Contrave outside the United States, Canada and Mexico, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receives regulatory approval;

•	co-promote Contrave in the United States, if it receives regulatory approval; and

•	qualify and outsource the commercial-scale manufacturing of our products under cGMPs.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing of potential approval of our NDA for Contrave;

•

the rate of progress and cost of our clinical trials and other product development programs for Contrave, to the extent additional clinical trials need to be conducted, Empatic and any other product candidates that we may develop, in-license or acquire;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize and/or co-promote Contrave, should we elect or are required to do so;

•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for each product candidate;

•	the timing of regulatory approval of Empatic, if at all; and

•	the effect of competing technological and market developments.

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

Our quarterly operating results may fluctuate significantly. *

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our two existing product candidates or future development programs;

•	regulatory developments affecting our product candidates or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials or funding support;

•	any intellectual property infringement lawsuit in which we may become involved; and

•

if any of our product candidates receives regulatory approval, the level of underlying demand for our product candidates, wholesalers’ buying patterns and with respect to Contrave, Takeda’s performance under our collaboration agreement.

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

We may lose the ability to use our net operating loss carryforwards, which could prevent or delay us from offsetting future taxable income.*

We have incurred substantial losses during our history and do not expect to become profitable in 2010 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2022 and 2013, respectively. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, which could have an adverse effect on our results of operations.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2010, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.81 to a high sale price of $6.86. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	FDA or international regulatory actions, including announcements concerning our NDA or EMDAC meeting for Contrave, or failure to receive regulatory approval for any of our product candidates;

•	announcements regarding our competitors’ regulatory submissions and/or the results of their clinical trials;

•	the results from our clinical trials, including future clinical trials, if any, for Contrave and Empatic;

•	announcements regarding our collaborative relationship with Takeda;

•	announcements regarding bupropion, naltrexone or zonisamide;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 1, 2010, our executive officers and directors and their affiliates together controlled approximately 32% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USSE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1†	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.2†	Amendment No. 1 to License Agreement dated September 1, 2010 by and between the Registrant and Lee G. Dante

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 3, 2010	By:	/s/ MICHAEL A. NARACHI
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ GRAHAM K. COOPER
Graham K. Cooper Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1†	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.2†	Amendment No. 1 to License Agreement dated September 1, 2010 by and between the Registrant and Lee G. Dante

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.