Form 10-K
period 2010-12-31
Orexigen Therapeutics, Inc.
filed 2011-03-11
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33415

OREXIGEN THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1178822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3344 N. Torrey Pines Ct., Suite 200 La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

(858) 875-8600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $89.7 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2011, the Registrant had 47,904,371 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2010.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART 1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar expressions that are intended to qualify forward-looking statements. These statements include but are not limited to statements regarding the potential for, and timing of, approval of the Contrave® New Drug Application by the United States Food and Drug Administration and the next steps we may take thereto; the safety and efficacy of our product candidates; the goals of our development activities; the scope of our intellectual property protection; estimates of the potential markets for our product candidates; estimates of the capacity of manufacturing and other facilities to support our products, our operating and growth strategies, our industry, our projected cash needs, liquidity and capital resources and our expected future revenues, operations and expenditures. For example, we make forward-looking statements regarding the timing and potential to obtain regulatory approval for, and effectively treat obesity with, Contrave and Empatic™, our future clinical development plans for Empatic and the issuance of patents extending intellectual property protection for Contrave and Empatic. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.”

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

Item 1. Business.

Overview

Orexigen® Therapeutics, Inc. (“Orexigen”, “we”, “our” and “us”) is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials, and Empatic™, which has completed Phase II clinical trials. Contrave is a combination of two well-established drugs, bupropion and naltrexone, in a sustained release, or SR, formulation. Bupropion is a widely prescribed antidepressant and smoking cessation medication; naltrexone is a treatment for alcohol and opioid addiction. Empatic is a combination of bupropion SR and zonisamide SR. Zonisamide, in an immediate release formulation, was approved in the United States for the adjunctive treatment of partial seizures, a form of epilepsy. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for either product candidate. We submitted a New Drug Application, or NDA, for Contrave to the U.S. Food and Drug Administration, or FDA, in March 2010. As part of our NDA for Contrave, we submitted a risk evaluation and mitigation strategy, or REMS, to the FDA that includes a Medication

Guide that would be distributed to patients. In December 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee, or the Committee, voted 13 to 7 that the available clinical data adequately demonstrate that the potential benefits of Contrave outweigh the potential risks when used long-term in a population of overweight and obese individuals and supported approval. The Committee also voted 11 to 8 (with one Committee member abstaining from the vote) that a dedicated study to examine the drug’s effect on risk for major adverse cardiac events should be conducted as a post-approval requirement versus pre-approval. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that preclude the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and our partner, Takeda Pharmaceuticals Company Limited, or Takeda, to assess the appropriate next steps for the Contrave NDA, and our management is in the process of updating our corporate strategy following the receipt of the CRL.

Both Contrave and Empatic regulate appetite and energy expenditure through the central nervous system, or CNS. Results from our clinical trials to date for both Contrave and Empatic have supported our understanding regarding CNS regulation of appetite and energy expenditure. All four Phase III clinical trials evaluating Contrave met their co-primary endpoints as well as key secondary endpoints, showing a significant reduction in body weight, improvements in cardiovascular and metabolic risk factors and reductions in selected food craving measures. In these four trials, which together form our Contrave Obesity Research, or COR, program, Contrave was generally well tolerated by patients, with an overall safety profile that was consistent with its individual components. Results from our Phase II and Phase IIb clinical trials evaluating Empatic have also demonstrated what we believe to be robust efficacy and acceptable safety and tolerability.

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

Based on feedback from the FDA, we conducted clinical trials for Contrave and Empatic to provide substantial evidence of their safety and effectiveness in treating obesity. All four clinical trials in the COR program were 56 week, randomized, double-blinded, placebo-controlled trials. We believe the results from the COR program of more than 4,500 patients exceed the FDA’s categorical efficacy benchmark for clinically significant weight loss. Our latest Phase IIb clinical trial for Empatic was a 24 week, double-blind, randomized, placebo-controlled trial that evaluated 729 patients. This Phase IIb trial met its primary efficacy endpoint by demonstrating statistically significant greater weight loss for both Empatic doses administered in the trial compared to monotherapies and placebo. Based on the outcome of discussions with the FDA regarding the Contrave NDA and as part of our updated corporate strategy, we plan to evaluate next steps for the Empatic program.

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote Contrave to these physicians, in September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote Contrave in the United States. We currently retain marketing rights for Contrave outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico and/or for Empatic with the sales force and marketing resources to adequately address the large primary care physician audience. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts for Empatic, outside the United States Canada and Mexico for Contrave, or in connection with our option to co-promote Contrave in the United States.

The Obesity Epidemic

Obesity is a serious condition that is growing in prevalence and afflicts populations worldwide. In 1980, approximately 16% of the adult population in the United States was obese, according to the National Health and Nutrition Examination Survey, or NHANES. By 2008, the obesity rate had more than doubled to approximately 34% of the U.S. adult population, according to the United States Centers for Disease Control and Prevention, or the CDC. In addition, according to NHANES, in 2006, 33% of U.S. adults were overweight. According to the CDC, it is estimated that by 2018, 43% of the U.S. adult population will be obese.

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

Until recently, there were two drugs approved in the United States for long-term use in the treatment of obesity—sibutramine and orlistat. Sibutramine, previously marketed in the United States by Abbott Laboratories under the name Meridia®, has been associated with increased risk of hypertension and tachycardia as evidenced in the FDA-approved product information. Sibutramine was also studied in a large outcomes trial (SCOUT) to investigate long-term cardiovascular effects of sibutramine treatment in a population with high cardiovascular risk. Data from this trial demonstrated that patients using sibutramine had a higher number of cardiovascular events (heart attack, stroke, resuscitated cardiac arrest, or death) than patients using a placebo. As a result, in 2010, Abbott voluntarily withdrew Meridia from the U.S. market at the request of the FDA and the European Medicines Agency recommended suspension of market authorizations for sibutramine across the European Union.

Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical®. An extensive meta-analysis of various clinical trials published in the Annals of Internal Medicine in April 2005 reported that orlistat produces average weight loss of approximately 2.75 kg. Orlistat is associated with gastrointestinal side effects, the nature of which can be socially constraining, as evidenced in the FDA approved product information. These include flatulence, fecal incontinence and urgency. Orlistat was also launched in 2007 by GlaxoSmithKline in over-the-counter form at half the prescribed dose under the brand name allí®.

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

Naltrexone was approved in the United States in 1984 for the treatment of opioid addiction and in 1995 for the treatment of alcoholism. It is marketed under the brand names Trexan®, Depade®, ReVia®, and in an injectable extended release formulation, Vivitrol®, which was approved in 2006 for the treatment of alcohol dependence. Naltrexone immediate release formulation became available in generic form in the United States in 1998. Naltrexone works by blocking opioid receptors in the brain and inhibits the reinforcing aspects of addictive substances, reducing their perceived reward. Naltrexone was evaluated in the 1980s for weight loss and was shown to have negligible effects in clinical trials. However, it has been shown to negatively alter the palatability of many foods, particularly sweets, including, for example, in a study published in the October 2002 issue of Neuroscience and Biobehavioral Reviews. Nausea is a well-known side effect associated with naltrexone immediate release that affects its tolerability. In our Contrave Phase II clinical trials, we used the generic immediate release formulation of naltrexone. In our Phase III clinical trials, naltrexone was delivered in our proprietary SR formulation in order to improve its tolerability.

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

	COR-II
	ITT†			Completers**
	56 weeks‡			56 weeks‡
	Contrave32 (n=702)		Placebo (n=456)	Contrave32 (n=434)		Placebo (n=267)
Mean Weight Loss (%)	6.4	%*	1.2%	8.2	%*	1.4%
Mean Weight Loss (lbs)	13.8	*	2.9	17.5	*	3.4
Greater than or equal to 5% weight loss (%)	50.5	%*	17.1%	64.9	%*	21.7%
Greater than or equal to 10% weight loss (%)	28.3	%*	5.7%	34.9	%*	7.9%

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

We believe that our clinical trial experience with Contrave has demonstrated and replicated the validity of our naltrexone hypothesis, specifically, that the addition of naltrexone to bupropion permits greater weight loss than bupropion alone and sustains weight loss beyond 24 weeks. Moreover, in our Phase II clinical trials, Contrave has demonstrated significantly greater weight loss than naltrexone alone as well as placebo. The rate of response (greater than 5% and 10% reduction in body weight from baseline) has also favored Contrave and provides additional support for our belief that Contrave will provide a clinically relevant alternative for clinicians and obese patients. The results from the COR program exceed the FDA categorical efficacy benchmark for clinically significant weight loss, and we believe the design of the COR program is consistent with the recommendations included in the draft guidance issued by the FDA in February 2007. We submitted the Contrave NDA to the FDA in March 2010. In January 2011, we received a CRL from the FDA regarding our NDA. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and Takeda to assess the appropriate next steps for the Contrave NDA and our management is in the process of updating our corporate strategy following the receipt of the CRL.

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

The overall discontinuation rates for patients treated with Empatic360/360 and Empatic120/360 were 40.2% and 41.9%, respectively, compared to 40.4% for the placebo group. The discontinuation rates due to adverse events for patients treated with Empatic360/360 and Empatic120/360 was 23.4% and 24.7%, respectively, compared to 13.5% for the placebo group. The most frequent adverse events, as well as those resulting in discontinuation, were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic. There were no serious adverse events attributed by investigators to study drug. There were no statistically or clinically meaningful differences between Empatic and placebo on measures of cognitive function, depression, suicidality or anxiety. Based on the outcome of discussions with the FDA regarding the Contrave NDA and as part of our updated corporate strategy, we plan to evaluate next steps for the Empatic program.

Sales and Marketing

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote Contrave to these physicians, in September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote Contrave in the United States. We currently retain marketing rights for Contrave outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico and/or for Empatic with the sales force and marketing resources to adequately address the large primary care physician audience. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts for Empatic, outside the United States, Canada and Mexico for Contrave, or in connection with our option to co-promote Contrave in the United States.

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

We have also filed patent applications in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including countries in Europe and Japan, with respect to our PCT filings directed to various treatment and formulation aspects of Contrave. Thus, we now have patent applications pending in those countries (along with our previous filings in the United States and certain non-PCT countries) that seek to provide further protection for Contrave. However, we cannot provide assurance that the claims in these patent applications will issue in their current form or at all.

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

Empatic is currently protected in the United States by U.S. Patent Number 7,109,198, which is based on the work of Dr. Kishore Gadde, and which we refer to as the Gadde patent and have licensed on an exclusive basis from Duke pursuant to a patent license described in further detail below. The Gadde patent, which is expected to expire in 2023, provides basic composition of matter coverage for the Empatic zonisamide/bupropion combination and also covers methods of using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. A continuation patent application, related to the Gadde patent and also exclusively licensed to us, issued as U.S. Patent Number 7,425,571. This patent covers methods of using zonisamide (including in combination with bupropion) to cause weight loss, and provides additional coverage for methods of using Empatic to treat obesity until 2023. We have also exclusively licensed from Duke an international patent application that was filed as a counterpart to the Gadde patent in foreign countries, and this international application has now matured into national applications pending in several foreign countries. Our filings directed to formulations and use of SR zonisamide, an ingredient in Empatic, include pending patent application in the United States, certain non-PCT countries, Europe and Japan. These filings seek to provide additional protection for Empatic, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all. We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada.

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

Collaboration and Licensing Agreements

Collaboration Agreement with Takeda Pharmaceutical Company Limited

In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, we received an upfront cash payment of $50 million from Takeda, and we are eligible to receive additional payments of over $1 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100 million that can be achieved between execution of the collaboration agreement and the first commercial sale of Contrave in the United States, Canada and Mexico and $45 million in anniversary milestones. We are also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico.

The collaboration agreement provides that Takeda will be responsible for commercialization costs and activities. Takeda has agreed to use commercially reasonable efforts in commercializing Contrave in the United States, Canada and Mexico in addition to specified commercial diligence targets in the first three years in the United States after product launch, if at all. Subject to certain terms and conditions, the collaboration agreement also allows us to co-promote Contrave in the United States and, subject to certain limitations, Takeda shall be responsible for certain commercialization costs associated with our co-promote sales force.

We will bear all costs and be responsible for development activities conducted prior to approval of the NDA for Contrave by the FDA. Both parties will conduct development activities after NDA approval, however, we have the right to perform a certain percentage of such activities. Once we have paid for $60 million of post-approval development activities, Takeda will generally be responsible for 75% of the post-approval development costs and we will be responsible for 25% of such costs, except for certain clinical safety trial costs for which we will be responsible for 50% of such costs.

As a part of the collaboration agreement, Takeda has committed to purchase its requirements of Contrave from us. However, at any time during the term of the collaboration agreement, Takeda may elect, subject to certain terms and conditions, to transfer and assume the right and responsibility to manufacture Contrave in the United States, Canada and Mexico.

Both parties have agreed not to commercialize any other pharmaceutical product for the treatment of obesity or weight management through a specified date, other than Contrave and any product owned or controlled by either party as of the date of the collaboration agreement.

Unless earlier terminated, the term of the collaboration agreement shall expire on the first to occur of (1) on a country-by-country and product-by-product basis, upon the expiration of the specified royalty term in such country; or (2) in its entirety upon the expiration of the specified royalty term in all countries with respect to the last product covered under the agreement commercialized in such countries. Takeda has the right to terminate the agreement upon specified prior written notice. In addition, both parties have certain termination rights in the circumstance of unexpected product safety issues, and Takeda has certain termination rights in the circumstance of pre-specified post-approval regulatory requirements. Both parties may terminate the agreement immediately for insolvency of the other party, in the case of a patent challenge by the other party, and, upon certain specified notice, for uncured material breach of terms and conditions of the collaboration agreement.

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

In addition to assigning us any rights it had in our provisional patent application directed to the Contrave combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2010, we have paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

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

As consideration for this license, we paid upfront fees totaling $100,000 and granted Dr. Dante an option to purchase 73,448 shares of our common stock at an exercise price of $0.10 per share which expires in April 2014. As of December 31, 2010, Dr. Dante has exercised all 73,448 shares of common stock underlying this option grant. We are also obligated to pay a royalty on net sales of products covered by the license. In September 2010, we entered into an amendment to this license agreement with Dr. Dante pursuant to which we agreed to, among other things, provide for a payment to Dr. Dante in the amount of $1 million upon the execution of our collaboration agreement with Takeda, which amount we paid in September 2010. We have the right to grant sublicenses of the patented technology to third parties, subject to our obligation to pay Dr. Dante a royalty on any revenue we receive from such arrangements.

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

GlaxoSmithKline LLC and Glaxo Group Limited License Agreement

In December 2010, we entered into an amended and restated license agreement with GlaxoSmithKline LLC, formerly known as SmithKline Beecham Corporation, and Glaxo Group Limited, or collectively GSK, that amends and restates in its entirety the license agreement we originally entered into with GSK in June 2009. Under the agreement, we obtained a non-exclusive worldwide license from GSK to certain patents covering various formulations of bupropion hydrochloride for use in the development and commercialization of Contrave for the treatment of obesity and disorders of weight management.

The amended and restated agreement primarily clarifies and confirms that certain Canadian patents are part of and included in the patents that were licensed to us from GSK pursuant to the original agreement. Under the amended and restated agreement, GSK retains the responsibility for and control over, at its sole cost and expense, the prosecution and maintenance of the patents licensed to us, other than the Canadian patents, and GSK also has the sole right to, but is not obligated to, bring, at its own expense, an infringement action against any third party in respect of the licensed patents, other than the Canadian patents, and has full control over its conduct, including settlement thereof.

The term of the amended and restated agreement generally extends on a country-by-country basis until the expiration, lapse or invalidation of the last remaining patent or patent application within the licensed patents in such country. We may terminate the agreement with respect to any particular country or in its entirety at any time upon specified written notice to GSK. Either party may terminate the agreement upon delivery of written notice if the other party is in material default or breach of its obligations and fails to remedy the breach within a specified period. In addition, either party may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings, and the agreement may be terminated by the mutual written agreement of both parties.

Manufacturing

To date, our products used in clinical trials have been produced by outside contractors under our supervision.

In March 2010, we entered into a manufacturing services agreement with Patheon Pharmaceuticals and Patheon Inc., or collectively Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase a certain percentage of our requirements for our Contrave tablet products intended for commercial sale, provided certain terms and conditions are met.

The initial term of the manufacturing agreement commenced on March 12, 2010 and continues in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any other foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us and, subject to our payment of certain termination amounts, we may also terminate the agreement with specified prior written notice to Patheon. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (1) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (3) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling our Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of our Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuation in the market. Patheon may terminate the agreement upon specified prior written notice to us if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon acting reasonably, is (1) not a credit worthy substitute for us; or (2) a competitor of Patheon. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

Patheon is currently, and we expect going forward will continue to also be, the manufacturer of our long-term clinical quantities of bupropion SR, naltrexone SR and finished Contrave tablet products. Patheon currently provides our clinical quantities on a proposal-by-proposal basis under a master agreement for pharmaceutical development services that we originally entered into in February 2007, and amended and restated in March 2010. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified time period. In addition, we may terminate the agreement immediately for any business reason.

Patheon has produced and will produce and package our Contrave tablet products using naltrexone and bupropion API supplied from various sources, including but not limited to Cilag GMBH International, or Cilag, and Chemi, S.p.A, or Chemi.

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

Other than our supply agreements with Cilag and Chemi, we have no material, long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all.

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

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., as well as Arena’s partner Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus both filed an NDA seeking approval of their respective product candidates in December 2009 and received CRLs from the FDA regarding their respective NDAs. With the exception of Amylin and Vivus, most of these other developmental efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early plateau of weight loss typically seen. In addition, several agents in a new therapeutic class called cannabanoid antagonists have recently failed or been withdrawn from the market.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or those with a BMI greater than 35 who are experiencing obesity-related complications such as diabetes. Recently, however, the FDA’s advisory committee for gastroenterology and urology devices convened and voted in favor of recommending to the FDA that gastric banding procedures be approved for patients with a BMI greater than 30 who are experiencing obesity related co-morbidities or patients with a BMI greater than 35 with or without obesity related co-morbidities. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Medtronic, Inc., and Satiety, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

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

Private Commercial Plans

There is a wide range of coverage by private commercial plans for Xenical. Based on data obtained from Fingertip Formulary databases, almost half of commercial plans reviewed (excluding Blue Cross Blue Shield) listed Xenical on their formularies, typically in a Tier 3 position. In general, plans offer coverage for oral weight loss products only if the benefit is selected by employers. Many plans require prior authorization. Thus, our product candidates for obesity, if approved, may not achieve broad coverage. Moreover, the amount of any coverage provided under the various plans may be minimal. Government policy is a key player in setting trends for coverage of obesity treatments. Private payers may be more likely to add coverage of weight loss products if Medicare provides coverage. We do not expect the success of our obesity product candidates to be entirely contingent on third-party payer coverage and reimbursement, but rather, on acceptance by physicians and people who want to lose weight and are willing to pay for the drugs out of pocket.

Government Regulation

In the United States, prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of such products under the Federal Food Drug and Cosmetic Act, or FFDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market.

FDA approval is required before any new drug, including a new dosage form or use of a previously approved drug, can be marketed in the United States.

New Drug Application (NDA)

An approved NDA by the FDA is generally required before a drug may be marketed in the United States. This process generally involves:

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

•	submission to and approval by the FDA of an NDA.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation, as well as animal studies to evaluate pharmacology and toxicity. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before a clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan, protocol and informed consent forms for any clinical trial and the IRB must monitor the trial until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy Good Clinical Practice, or GCP, as set forth in the FDA guidance, and related regulations, including regulations for informed consent.

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following three or four sequential phases, which may overlap:

•

Phase I: Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients when the drug is too toxic to be ethically given to healthy individuals.

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

•

Phase IV: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase IV studies.

Because our product candidates are fixed-combination prescription drugs, we will need to comply with the FDA’s regulation that requires that we show that each component of each product to make a contribution to the claimed effects. This means that our clinical trials for our product candidates will need to evaluate the combination as compared to each component separately and to placebo. In addition, in designing our clinical trials, we will also need to consider the draft guidance for developing products for weight management issued by the FDA in February 2007, which includes recommendations on the design of clinical trials evaluating the efficacy and safety of products intended to treat obesity. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, which has been reauthorized three times by Congress, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($1,542,000 in the FDA’s Fiscal Year 2011) and will likely increase in future years. The FFDCA provides for waiver of the application fee for the first NDA for a small business under certain circumstances. In February 2010, we were granted a waiver of this application fee for our Contrave NDA. This one time waiver will not be available to us upon submission of NDAs, if any, for our other product candidates in the future. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees currently exceeding $497,200 per manufacturing establishment and $86,520 per product. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for non-priority drug products are reviewed within ten months while most applications for priority review drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, are reviewed in six months. Similar to the PDUFA date that the NDA for Contrave received from the FDA, it is likely that the NDA, if any, for Empatic will also be reviewed on a ten-month cycle by the FDA, as opposed to the shorter six month cycle given to priority review drugs. The review process is often extended by the submission of additional information or clarification during the review. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP and GCP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional data including additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we do.

Upon completion of its review of the NDA, FDA issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The Hatch-Waxman Act

In 1984, Congress enacted the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which the FDA cannot grant effective approval of an ANDA based on that listed drug.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to products previously approved by the FDA, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for previously approved products. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) applicant has submitted its own data. The FDA requires companies to perform additional studies or measurements to support the change from the approved product. We submitted our initial NDA for Contrave and intend to submit our initial NDA for Empatic under Section 505(b)(2), based on the extensive safety information that has been collected for the approved drug products that are incorporated in these product candidates. To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the patent holder and the NDA holder. When we submitted our NDA for Contrave, we made paragraph IV certifications that Contrave does not infringe the bupropion patents listed in the Orange Book and send the appropriate notice to the patent holder and NDA holder once we receive confirmation from the FDA that our NDA was sufficiently complete to permit a substantive review. We intend to do the same if and when we submit our NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV notification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources.

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

Pediatric Information

Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The Best Pharmaceuticals For Children Act, or BPCA, provides sponsors with an additional 6-month period of market exclusivity on all forms of the drug containing the active moiety, if the sponsor submits results of pediatric studies specifically requested by FDA under BPCA. In order to receive the BPCA exclusivity, the drug must have other existing patent or exclusivity protection in effect.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. We and our contract manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control, and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products for commercial distribution. We and our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

Adverse experiences associated with the use of the drug must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including Warning Letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties.

The FDA can require post-approval studies and clinical trials if the FDA finds, after approving the drug, that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicates the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

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

Other Regulatory Requirements

The Food and Drug Administration Amendments Act of 2007 gives the FDA the authority to require a drug-specific REMS to ensure the benefits of the drug outweighs the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, a sponsor must submit a proposed REMS as part of its application, or if the request is made post-approval, not later than 120 days after the FDA notifies the drug sponsor. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on how a drug may be prescribed or dispensed or other measures that the FDA deems necessary to assure the safe use of the drug. REMS programs must be evaluated on an ongoing basis and the FDA may require changes needed to address ongoing safety issues or corrective actions to address any noncompliance.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, the Patient Protection and Affordable Care Act, or PPACA, and several states have enacted laws affecting pharmaceutical marketing and advertising practices, including laws affecting interactions with health care professionals. States may require, and PPACA will require, pharmaceutical manufacturers to report their sales and marketing expenses, which may include payments to health care professionals. States may also require compliance with a marketing code of conduct and require certification of compliance with such code be submitted to a state agency or a posted on the pharmaceutical company’s website. Companies must also be registered or licensed by the federal and state governments prior to manufacturing or distributing prescription drug products.

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

Employees

As of March 8, 2011, we had 33 full-time employees and one part-time employee, consisting of clinical development, medical affairs, regulatory affairs, marketing, technical operations and administration. We consider our relations with our employees to be good.

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

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for Contrave, Takeda Pharmaceutical Company Limited, or Takeda, are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for Contrave. The CRL indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. Our near-term success is substantially dependent on the approval of this NDA and the CRL will delay and could prevent the approval of Contrave for the treatment of obesity. Conducting the randomized, double-blind, placebo-controlled trial that is requested in the CRL and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that could require the expenditure of substantial resources. We plan to work closely with the FDA to determine the appropriate next steps for the Contrave NDA. If we were to conduct the type of trial requested in the CRL, we can provide no assurance the results of such trial would support approval of the NDA. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in a additional six month review cycle by the FDA.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities;

•	the FDA may not approve of the formulation and/or the specifications of a product candidate; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

There can be no assurance we will be able to conduct the activities necessary to re-submit our NDA for Contrave and that the FDA will approve such resubmission as a result of the factors identified. Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic. Even if we eventually receive approval of an NDA for Contrave, the FDA may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA also may approve Contrave for fewer or more limited indications than we request, and the FDA may not approve the labeling that we and our collaborative partner believe is necessary or desirable for the successful commercialization of Contrave. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue), would potentially harm the development prospects of Empatic and would have a material and adverse impact on our business.

Our clinical trials may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. The CRL we received from the FDA in January 2011 indicated that the FDA could not approve the Contrave NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. If we conduct such a cardiovascular outcomes trial for Contrave, the evidence we gather from this trial may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could delay or terminate our development program for Contrave.

The FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. While we believe the design of our pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance and that the pivotal clinical trials have met the efficacy and safety requirements, the FDA may not agree with our interpretation of the results from the Contrave pivotal Phase III clinical trials. It is also possible that the FDA will change its guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the pre-approval cardiovascular outcomes trial requested in the CRL), or create other requirements that could have the effect of preventing or delaying approval.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conducted for it, may adversely affect the development of Empatic. Based on the outcome of discussions with the FDA regarding the Contrave NDA and as part of our updated corporate strategy, we plan to evaluate next steps for the Empatic program. We have not yet commenced any Phase III clinical trials for this product candidate.

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

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program.

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a cardiovascular outcomes trial for Empatic as well. If we do conduct such a trial for Contrave, the evidence we gather from this trial may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. For example, the cardiovascular outcomes trial the FDA has requested us to conduct may demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave adversely affect the drug’s benefit-risk profile and could delay or prevent the regulatory approval of Contrave. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

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

We are dependent on our collaboration with Takeda to commercialize Contrave in the United States, Canada and Mexico, and, if our NDA for Contrave is approved by the FDA, to further develop Contrave. This collaboration may place the commercialization and, if applicable, the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business.

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. Our dependence on Takeda and the collaboration agreement between us will subject us to a number of risks, including:

•	Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to the post-approval development or commercialization of Contrave;

•	we and Takeda could disagree as to pre-approval or post-approval development plans and Takeda may delay clinical trials or stop a clinical trial;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement, that may result in (1) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of Contrave, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

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

Delays in the commencement or completion of clinical trials, or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs and/or generate revenues.

Delays in the commencement or completion of clinical trials could significantly affect our product development costs. We do not know whether clinical trials will begin on time or be completed on schedule, if at all. In addition, clinical trials may not be completed on schedule, or at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	obtaining regulatory approval to commence a clinical trial, including regulatory approval of the design of a clinical trial;

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

•

recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of obesity or similar indications and the restrictions imposed by the design and length of a clinical trial;

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

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, a collaborative partner, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	lack of adequate funding or other resources to continue the clinical trial;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; and

•	logistical and operational challenges inherent in complex clinical trials.

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials to account for these changes. For instance, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval in addition to the cardiovascular outcomes trial the FDA requested we conduct prior to approval in the CRL. We may not have the resources necessary to conduct a pre-approval cardiovascular outcomes trial or any other such clinical trials, and our ability to generate product revenues, if ever, will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of the Contrave NDA.

We rely primarily on third parties to assist us in the preparation of our regulatory applications and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.

We currently rely on Octagon Research Solutions, Inc., or Octagon, to assist us with a variety of matters related to the preparation of our regulatory applications. In addition, we utilize the services of inVentiv Clinical Solutions LLC to conduct our data management in connection with our clinical trials, as well as the preparation of our regulatory applications. In the future we may depend on CROs and independent clinical investigators to conduct our clinical trials, including any cardiovascular outcomes trial we may conduct. The third parties with which we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If Octagon, inVentiv, other CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. We submitted a REMS to the FDA as part of our NDA for Contrave that includes a Medication Guide that would be distributed to patients. The FDA may require a more restrictive REMS. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, the FDA confirmed in the CRL for Contrave that they will require a cardiovascular outcomes trial for Contrave prior to approving the drug. We are unable to predict whether the FDA may extend this requirement to Empatic or if the FDA will request additional clinical trials be conducted after either product candidates receives regulatory approval. We may not have the resources to conduct such additional clinical trials, including the cardiovascular outcomes trial for Contrave or for Empatic, if required, and our ability to comply with the FDA requirements may be negatively impacted.

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

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the bottles used to package these tablets for use in clinical trials.

In preparation for the potential commercialization of Contrave, in March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us and, subject to our payment of certain termination amounts, we may also terminate the manufacturing agreement with specified prior written notice to Patheon. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us; or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations, which include product specification requirements established by the FDA and stability requirements in other foreign countries that our current product candidate formulation may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, our ability or our collaborative partner’s ability to provide product candidates to patients in our and our current and any future collaborative partner’s clinical trials or to commercially launch a product candidate would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena, Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, as well as Arena’s partner, Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009 and in October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received CRLs from the FDA regarding their respective NDAs. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration or co-promotion arrangements, we may not be able to effectively market and sell Contrave outside the United States, Canada or Mexico or Empatic, if approved, and our ability to generate revenues may be delayed or limited.

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into a collaboration agreement with Takeda in September 2010 to develop and commercialize Contrave in the United States, Canada and Mexico. In order to expand the market opportunity outside of these countries for

Contrave and to address the commercialization of Empatic, if approved, we must either establish additional sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence We may not be able to enter into additional collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration or co-promotion arrangements for Contrave outside the United States, Canada and Mexico or for Empatic, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these areas, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave outside the United States, Canada and Mexico and/or Empatic will be limited and as a result our competitors may be more successful in marketing and selling their products in these areas. Even if we do enter into additional collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product candidates in these areas. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave outside the United States, Canada and Mexico or from sales of Empatic.

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

If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenues, including any milestone or royalty payments we may be eligible to receive under our collaboration agreement with Takeda, that we generate from their sales will be limited.

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

We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Several lawsuits have been filed challenging the constitutionality of provisions of the PPACA, with varying results. Although it is possible that portions of the PPACA may be repealed or determined to be unconstitutional, other health reform legislation may be implemented. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our and our current and any future collaborative partner’s ability to set a price we believe is fair for our products;

•	our any our current or any future collaborative partner’s ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our corporate strategy, we may acquire, in-license, develop and/or market additional products and product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

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

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the recent development with our Contrave NDA and our workforce reduction completed in February 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful commercialization of our product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

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

Restrictions on our patent rights relating to our product candidates may limit our and our current and any future collaborative partner’s ability to prevent third parties from competing against us.

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

We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished Contrave and Empatic tablets combining these components, and the packaging for these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third- party patent rights. We have taken various measures to reduce the potential for infringement. For example, we have in-licensed from GlaxoSmithKline certain formulation patents related to bupropion that expand our formulation options as we develop our commercial formulation of Contrave. However, we could be exposed to potential patent infringement liability from other third parties who hold patents on various formulations of bupropion and naltrexone.

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

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2010, we had an accumulated deficit of approximately $318.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Subject to regulatory approval of any of our product candidates, we expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for Contrave and Empatic, including any cardiovascular outcomes trial that we may conduct for Contrave;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave, if approved, in the United States, Canada and Mexico; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell Contrave outside the United States, Canada and Mexico, if approved.

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur in the near future, we anticipate incurring significant costs associated with commercializing and continued development for any approved product. We may not achieve profitability soon after generating product sales, if ever. If we or our collaborative partner are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

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

We will need to raise additional funds and/or enter into an additional collaborative or other agreement in order to fund any pre-approval clinical trials required for Contrave, commercialize Contrave outside the United States, Canada and Mexico or continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic.

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

•	fund the cardiovascular outcomes trial for Contrave the FDA requested we conduct prior to any approval of our NDA for Contrave and any additional pre-approval clinical trials required for Contrave;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of marketing applications, including any Phase III clinical trials for Empatic;

•

commercialize Contrave outside the United States, Canada and Mexico, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receives regulatory approval;

•	co-promote Contrave in the United States, if it receives regulatory approval; and

•	qualify and outsource the commercial-scale manufacturing of our products under cGMPs.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing of regulatory approval of Contrave or Empatic, if at all;

•

the rate of progress and cost of our clinical trials and other product development programs for Contrave, including the cardiovascular outcomes trial requested in the Contrave CRL, to the extent additional clinical trials need to be conducted, Empatic and any other product candidates that we may develop, in-license or acquire;

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

We may lose the ability to use our net operating loss carryforwards, which could prevent or delay us from offsetting future taxable income.

We have incurred substantial losses during our history and do not expect to become profitable in 2011 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2022 and 2017, respectively. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, which could have an adverse effect on our results of operations.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended December 31, 2010, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.58 to a high sale price of $11.15. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for Contrave, or failure to receive regulatory approval for any of our product candidates;

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

As of March 7, 2011, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our Contrave NDA or clinical trial results. Any adverse determination in such litigation could subject us to significant liabilities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In December 2007, we entered into a lease agreement covering approximately 22,229 square feet of office space which we use as our corporate headquarters in La Jolla, California. In September 2008, we entered into an amendment to lease an additional 9,312 square feet bringing the total leased space to 31,541 square feet. In addition, we lease approximately 4,369 square feet of space in San Diego, California under a lease that expires in October 2011, which we currently sublease through such date. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OREX.”

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$11.15	$4.58
Third Quarter	6.86	3.81
Second Quarter	7.05	4.00
First Quarter	7.77	5.81

Year Ended December 31, 2009:
Fourth Quarter	$10.03	$6.10
Third Quarter	10.83	5.00
Second Quarter	5.40	1.78
First Quarter	6.94	2.14

On March 7, 2011, the last reported sale price of our common stock on the Nasdaq Global Market was $2.84. As of March 7, 2011, there were 31 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2010.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards		Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	7,752,077	(1)	$6.11	2,519,283
Equity compensation plans not approved by security holders:	283,750	(2)	$7.47	2,216,250

Total	8,035,827		$6.15	4,735,533

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

	April 26, 2007	December 31, 2010
Orexigen Therapeutics, Inc.	$100	$62
Nasdaq Composite Index	$100	$107
Nasdaq Biotechnology Index	$100	$114

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$1,143	$—	$—	$—	$—
License revenue	88	88	88	88	88

Total revenues	1,231	88	88	88	88
Operating expenses:
Research and development	28,131	47,441	79,261	50,253	22,586
General and administrative	24,495	18,177	15,651	10,657	5,870

Total operating expenses	52,626	65,618	94,912	60,910	28,456

Loss from operations	(51,395)	(65,530)	(94,824)	(60,822)	(28,368)
Other income (expense):
Interest income	124	333	3,115	3,901	872
Interest expense	(644)	(1,365)	(1,531)	(846)	(8)

Total other income (expense)	(520)	(1,032)	1,584	3,055	864

Net loss	(51,915)	(66,562)	(93,240)	(57,767)	(27,504)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(10)	(31)
Deemed dividend of beneficial conversion for Series C preferred stock	—	—	—	—	(13,860)

Net loss attributable to common stockholders	$(51,915)	$(66,562)	$(93,240)	$(57,777)	$(41,395)

Basic and diluted net loss per share(1)	$(1.10)	$(1.67)	$(2.76)	$(3.08)	$(18.87)

Shares used to calculate net loss per share(1)	47,377	39,905	33,762	18,757	2,193

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$92,366	$92,158	$86,167	$85,454	$34,413
Working capital	78,580	77,387	60,862	74,648	29,644
Total assets	96,846	96,848	91,908	91,320	36,810
Long-term debt, less current portion	—	2,416	8,800	11,072	—
Redeemable convertible preferred stock	—	—	—	—	45,897
Accumulated deficit	(318,652)	(266,737)	(200,175)	(106,935)	(49,168)
Total stockholders’ equity	33,788	75,903	53,794	64,883	(15,847)

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic CNS activity. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for either product candidate. We were incorporated in September 2002 and commenced operations in 2003.

In January 2011, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, concerning our previously-submitted New Drug Application, or NDA, for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that precludes the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and our partner, Takeda Pharmaceuticals Company Limited, or Takeda, to assess the appropriate next steps for the Contrave NDA, and our management is in the process of updating our corporate strategy following the receipt of the CRL. At this time, we cannot quantify the development expenses associated with the trial contemplated by the CRL.

In February 2011, we implemented a corporate realignment of our workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. We expect to incur restructuring charges in the first quarter of 2011 of approximately $2.6 million in connection with one-time employee termination costs, including severance and other benefits.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of December 31, 2010, we had an accumulated deficit of $318.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

Revenues

We generated approximately $1.2 million in revenue in 2010, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For 2010, we recognized revenue of approximately $1.1 million related to the Takeda agreement.

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

Other than the amortization of the upfront payment of $50.0 million from Takeda, we do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates.

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

The following table summarizes our research and development expenses for the year ended December 31, 2010. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$14,160
Other	208

Subtotal	14,368
Internal costs	10,759
Stock-based compensation	3,004

Total research and development costs	$28,131

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

At this time, we cannot quantify the development expenses associated with the trial for Contrave contemplated by the CRL. Future development expenses will depend on the scope and timing of the additional clinical trials for Contrave, our financial resources, as well as decisions made with respect to our Empatic program. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets for several years, if at all.

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

Income Taxes

At December 31, 2010, we have federal and state net operating loss carryforwards of approximately $243.3 million and $236.3 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2022 and 2017, respectively, unless previously utilized. At December 31, 2010, we have federal and state research and development tax credit carryforwards of $11.4 million and $2.8 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize our net operating loss, or NOL, and tax credit carryovers. Such limitations will result in approximately $945,000 of tax benefits related to NOL and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and research and development tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.

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

Revenue Recognition

We have entered into agreements with Takeda and Cypress Bioscience, Inc., or Cypress, which contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost or effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, nonrefundable upfront fees are recognized over the period the related services are provided or over the period that we maintain significant involvement. Revenue from milestones is recognized as certain anniversary, regulatory and sales-based events are achieved, as long as the event is substantial and was not readily assured at the beginning of the collaboration.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 were $8.3 million, $6.2 million and $7.1 million, respectively. At December 31, 2010, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $17.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities Exchange Commission. This decision was based on the lack of relevant historical data due to our limited historical experience. For options granted during the year ended December 31, 2010, we have calculated a weighted average expected term of 6.0 years. In addition, due to our limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. For purposes of estimating the fair value of stock options granted during 2010 using the Black-Scholes model, we used estimated weighted average stock price volatility of 65.1%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 2.4% for the year ended December 31, 2010). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2010, 2009 and 2008, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2010, 2009 and 2008 based on historical experience.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Income Taxes

We follow the provisions of the Income Taxes Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Results of Operations

Comparison of year ended December 31, 2010 to year ended December 31, 2009

Revenues. Revenues for the years ended December 31, 2010 and 2009 were $1.2 million and $88,000, respectively. The increase of $1.1 million was due to revenue recognized under the collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses decreased to $28.1 million for the year ended December 31, 2010 from $47.4 million in 2009. This decrease of approximately $19.3 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $24.5 million. The decrease in research and development expenses was partly offset by an increase in salaries and personnel related costs totaling approximately $2.8 million and an increase in costs incurred in connection with the preparation for our NDA filing and FDA Advisory Committee meeting for Contrave of $2.0 million. In addition, research and development expenses for 2010 were offset by approximately $700,000 of certain commercial costs to be reimbursed by Takeda as permitted under the collaboration agreement and also by $489,000 awarded to us by the Department of Treasury under the Qualifying Therapeutic Discovery Project grant program.

General and Administrative Expenses. General and administrative expenses increased to $24.5 million for the year ended December 31, 2010 from $18.2 million in 2009. This increase of approximately $6.3 million was due primarily to an increase in salaries and personnel related costs of approximately $2.9 million, an increase in stock-based compensation expense of approximately $2.0 million and an increase in legal fees of $659,000.

Interest Income. Interest income decreased to $124,000 for the year ended December 31, 2010 from $333,000 in 2009. This decrease of approximately $209,000 was primarily due to lower interest rates.

Interest Expense. Interest expense decreased to $644,000 for the year ended December 31, 2010 from $1.4 million in 2009. This decrease of approximately $756,000 was primarily due to the decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of December 31, 2010.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through December 31, 2010, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

As of December 31, 2010, we had $24.9 million in cash and cash equivalents and an additional $67.4 million in investment securities, available-for-sale. As of December 31, 2010, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash provided by operating activities was $5.8 million for 2010 and net cash used in operating activities was $68.5 million for 2009. In 2010, we received an upfront payment of $50.0 million from Takeda. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $13.6 million and $14.3 million for 2010 and 2009, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities for 2010 was $4.9 million and net cash provided by financing activities for 2009 was $75.0 million. The net cash provided by financing activities for 2009 is primarily as a result of the public sale of our common stock in July 2009 for aggregate net proceeds of $81.6 million.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We may incur substantial additional development expenses to conduct the trial contemplated by the FDA’s CRL for Contrave. Specifically, the CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and our partner, Takeda, to assess the appropriate next steps for the Contrave NDA, and our management is in the process of updating our corporate strategy following the receipt of the CRL. At this time, we cannot quantify the development expenses associated with the trial contemplated by the CRL.

We have entered into license agreements to acquire the rights to develop and commercialize Contrave and Empatic. Pursuant to these agreements, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004. We also paid Dr. Dante an upfront fee of $100,000 and, in September 2010, we paid him an additional $1.0 million upon the execution of the collaboration agreement with Takeda. In the future, we may be obligated to pay royalties to Dr. Dante related to certain revenues we receive in connection with any sublicense agreements we enter into, including our collaboration agreement with Takeda. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products. Under our license agreement with SmithKline Beecham Corporation and Glaxo Group Limited, we paid an upfront payment and may be required to make a future milestone payment upon the earliest achievement of certain milestones primarily relating to regulatory or commercial events.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at December 31, 2010 bear interest at an average rate of 6.5%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of December 31, 2010, $2.4 million is outstanding under this agreement.

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

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2010 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Long-term debt obligations(1)	$2,458	$2,458	$—	$—	$—
Long-term liabilities(2)	1,190	1,190	—	—	—
Operating lease obligations	4,478	1,810	2,668	—	—
Purchase obligations(3)	2,930	2,930	—	—	—
License obligations(4)	—	—	—	—	—

Total	$11,056	$8,388	$2,668	$—	$—

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

(3)

As of December 31, 2010, we had outstanding purchase orders totaling approximately $2.9 million for commercial supplies for use in our drug products from various suppliers. Subsequent to December 31, 2010, we cancelled approximately $2.0 million of these obligations.

(4)

License obligations do not include additional payments of up to $1.7 million due upon the occurrence of certain milestones related to regulatory or commercial events. We may also be required to pay royalties on any net sales of the licensed products. License payments may increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. In January 2011, Cypress exercised its right to terminate the agreement.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which we are currently assessing the impact, became effective for us on January 1, 2011.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements the requirement to disclose separately information about purchases, sales, issuances and settlements. We adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. We do not expect the impact of its adoption to be material to our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. We are currently evaluating the potential impact of ASU No. 2010-17 on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents and investment securities, available-for-sale, as of December 31, 2010 consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orexigen Therapeutics, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 11, 2011

OREXIGEN THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,926	$37,658
Investment securities, available-for-sale	67,440	54,500
Prepaid expenses and other current assets	2,502	1,529

Total current assets	94,868	93,687
Property and equipment, net	894	1,324
Restricted cash	881	1,290
Other assets	203	547

Total assets	$96,846	$96,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,109	$4,713
Accrued expenses	7,246	5,115
Deferred revenue, current portion	3,517	88
Long-term debt, current portion	2,416	6,384

Total current liabilities	16,288	16,300
Deferred revenue, less current portion	46,311	971
Long-term debt, less current portion	—	2,416
Other long-term liabilities	459	1,258
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2010 and 2009, no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at December 31, 2010 and 2009; 47,767,313 and 47,215,479 shares issued and outstanding at December 31, 2010 and 2009, respectively	48	47
Additional paid-in capital	352,401	342,599
Accumulated other comprehensive income (loss)	(9)	(6)
Accumulated deficit	(318,652)	(266,737)

Total stockholders’ equity	33,788	75,903

Total liabilities and stockholders’ equity	$96,846	$96,848

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Collaborative agreement	$1,143	$—	$—
License revenue	88	88	88

Total revenues	1,231	88	88
Operating expenses:
Research and development	28,131	47,441	79,261
General and administrative	24,495	18,177	15,651

Total operating expenses	52,626	65,618	94,912

Loss from operations	(51,395)	(65,530)	(94,824)
Other income (expense):
Interest income	124	333	3,115
Interest expense	(644)	(1,365)	(1,531)

Total other income (expense)	(520)	(1,032)	1,584

Net loss	$(51,915)	$(66,562)	$(93,240)

Net loss per share—basic and diluted	$(1.10)	$(1.67)	$(2.76)

Shares used to compute basic and diluted net loss per share	47,377	39,905	33,762

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2007	26,983	$27	$171,571	$220	$(106,935)	$64,883
Issuance of common stock, net of issuance costs	7,326	6	74,904	—	—	74,910
Exercise of common stock options	124	1	184	—	—	185
Stock-based compensation expense	—	—	7,123	—	—	7,123
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(93,240)	(93,240)

Total comprehensive loss						(93,307)

Balance at December 31, 2008	34,433	34	253,782	153	(200,175)	53,794
Issuance of common stock, net of issuance costs	11,500	12	81,612	—	—	81,624
Exercise of common stock options	1,282	1	977	—	—	978
Stock-based compensation expense	—	—	6,228	—	—	6,228
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	(66,562)	(66,562)

Total comprehensive loss						(66,721)

Balance at December 31, 2009	47,215	47	342,599	(6)	(266,737)	75,903
Exercise of common stock options	552	1	1,490	—	—	1,491
Stock-based compensation expense	—	—	8,312	—	—	8,312
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(51,915)	(51,915)

Total comprehensive loss						(51,918)

Balance at December 31, 2010	47,767	$48	$352,401	$(9)	$(318,652)	$33,788

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(51,915)	$(66,562)	$(93,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium (accretion of discount) on investment securities, available-for-sale	1,024	592	(1,588)
Amortization of debt issuance costs	296	468	250
Depreciation	473	478	447
Loss on disposal of equipment	2	83	—
Stock-based compensation	8,312	6,228	7,123
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(973)	(345)	1,352
Accounts payable and accrued expenses	527	(8,983)	10,356
Other assets	48	108	157
Other long-term liabilities	(690)	(500)	—
Deferred rent	(109)	(9)	535
Deferred revenue	48,769	(88)	(88)

Net cash provided by (used in) operating activities	5,764	(68,530)	(74,696)
Investing activities
Purchases of investment securities, available-for-sale	(100,842)	(100,366)	(125,049)
Maturities and sales of investment securities, available-for-sale	86,875	85,833	142,339
Purchases of property and equipment	(45)	(126)	(1,647)
Proceeds from sale of equipment	—	300	—
Restricted cash	409	85	(250)

Net cash provided by (used in) investing activities	(13,603)	(14,274)	15,393
Financing activities
Proceeds from borrowings of long-term debt	—	—	5,800
Payments on borrowings on long-term debt	(6,384)	(7,591)	(5,215)
Proceeds from issuance of common stock	1,491	82,602	75,095
Costs paid in connection with public offering	—	—	107

Net cash provided by (used in) financing activities	(4,893)	75,011	75,787
Increase (decrease) in cash and cash equivalents	(12,732)	(7,793)	16,484
Cash and cash equivalents at beginning of period	37,658	45,451	28,967

Cash and cash equivalents at end of period	$24,926	$37,658	$45,451

Supplemental Disclosure
Interest paid	$334	$904	$1,323

Unrealized gain (loss) on investment securities, available-for-sale	$(3)	$(159)	$(67)

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. The Company has experienced losses since its inception, and as of December 31, 2010, had an accumulated deficit of $318.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing.

2. Summary of Significant Accounting Policies

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

Restricted Cash

As of December 31, 2010, restricted cash represents certificates of deposit pledged as collateral for letters of credit issued by the Company in connection with the execution of operating leases.

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

Concentration of Revenue

Takeda Pharmaceutical Company Limited (“Takeda”) accounted for 93%, 0% and 0% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Cypress Bioscience, Inc. (“Cypress”) accounted for 7%, 100% and 100% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses as of December 31, 2010.

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

Revenue Recognition

The Company has entered into agreements with Takeda and Cypress which contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. When determining the revenue recognition, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, nonrefundable upfront fees are recognized over the period the related services are provided or over the period the Company has significant involvement. Revenue from milestones is recognized as certain anniversary, regulatory and sales-based events are achieved, as long as the event is substantial and was not readily assured at the beginning of the collaboration.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2010	2009	2008
Expected life (in years)	6.0	6.2	6.1
Expected volatility	65.1%	59.6%	55.0%
Risk-free interest rate	2.4%	2.3%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$3.83	$2.48	$5.81

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

Total stock-based compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 was comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
General and administrative	$5,308	$3,287	$4,562
Research and development	3,004	2,941	2,561

	$8,312	$6,228	$7,123

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

At December 31, 2010, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $17.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation (included in the table above) within stockholders’ equity totaling $181,000, $143,000 and $160,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Comprehensive Income (Loss)

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive income (loss) consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive income (loss) for each of the years ended December 31, 2010, 2009 and 2008 has been reflected in the Statements of Stockholders’ Equity. Accumulated other comprehensive income (loss), which is included in Stockholders’ Equity, represents unrealized gains and losses on investment securities, available-for-sale.

Comprehensive loss includes net loss and unrealized gains and losses on investments. The Company discloses the accumulated balance of other comprehensive loss as a separate component of stockholder’s equity.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted average number of basic shares plus common stock equivalents outstanding during the period determined using the treasury stock method, if dilutive. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended December 31, 2010, 2009 and 2008 because the inclusion of such underlying shares would have had an anti-dilutive effect.

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Historical
Numerator:
Net loss	$(51,915)	$(66,562)	$(93,240)

Denominator:
Weighted average common shares outstanding	47,377	39,905	33,762

Denominator for basic and diluted net loss	47,377	39,905	33,762

Net loss per share—basic and diluted	$(1.10)	$(1.67)	$(2.76)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2010	2009	2008
Common stock options	8,036	7,008	3,971

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, became effective for the Company on January 1, 2011.

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

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2010 and December 31, 2009 (in thousands):

December 31, 2010			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$755	$—	$—	$755
U.S. Treasury securities	Less than 1	12,825	1	(1)	12,825
U.S. government agency securities	Less than 1	53,869	2	(11)	53,860

Total investment securities		$67,449	$3	$(12)	$67,440

December 31, 2009			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$54,506	$13	$(19)	$54,500

Total investment securities		$54,506	$13	$(19)	$54,500

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2010, 2009 and 2008.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds/U.S. Treasury securities	$37,751	$37,751	$—	$—
Corporate debt obligations	755	—	755	$—
U.S. government agency securities	53,860	—	53,860	—

Total financial instruments owned	$92,366	$37,751	$54,615	$—

5. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2010	2009
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	533	493
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,276	2,236
Accumulated depreciation		(1,382)	(912)

Property and equipment, net		$894	$1,324

Depreciation expense was $473,000, $478,000 and $447,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Accrued compensation related expenses	$5,383	$3,588
Accrued debt exit fee	1,190	—
Accrued preclinical and clinical trial expenses	202	451
Accrued legal and professional expenses	291	159
Other accrued expenses	180	917

	$7,246	$5,115

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

The Company is required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement are due and payable on July 1, 2011. The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the Credit Agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee equal to the greater of $1,190,000 or 5% of the total amounts borrowed under the Credit Agreement. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of December 31, 2010, $23.8 million has been drawn under this agreement and $2.4 million remains payable. The average rate of interest on the amounts outstanding at December 31, 2010, which is fixed through maturity, is 6.5%. The fair value of the outstanding debt approximates its carrying value as of December 31, 2010.

At December 31, 2010, future minimum principal payments under the Credit Agreement, as amended, are as follows (in thousands):

Due in:
2011	$2,416

$2,416

The Company incurred costs totaling approximately $1.4 million related to costs incurred in connection with the Credit Agreement, as amended. This amount includes $1,190,000 which was earned by the lender upon the closing of the loan agreement and is being amortized over the life of the loan. The exit fee is payable upon the earlier of repayment of amounts borrowed or termination of the agreement and is included in accrued expenses at December 31, 2010 and other long term liabilities at December 31, 2009. These costs are being amortized to interest expense over the term of the Credit Agreement, as amended, and such amortization totaled approximately $296,000, $468,000 and $267,000 for each of the years ended December 31, 2010, 2009, and 2008, respectively. The remaining balance of these costs was $191,000 and $487,000 at December 31, 2010 and 2009, respectively.

Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and is for an initial term of 64 months. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit for $1.0 million. The letter of credit is collateralized by a certificate of deposit of

$530,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2010. The amount of security required will be reduced every 12 months until the 61st month of the lease term, at which time the amount of security required is zero. Rent expense is being recorded on a straight-line basis over the life of the lease. In September 2008, the Company entered into an amendment to lease to expand the office space at this location by 9,312 square feet. The initial term of the lease for this expanded space is for 52 months and began in April 2009. The monthly rental payments are adjusted on an annual basis. As security for the lease of additional space, the Company issued a letter of credit for $420,000 to the landlord. The letter of credit is collateralized by a certificate of deposit of $281,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2010. Rent expense is being recorded on a straight-line basis over the life of the lease for the expanded space.

In September 2006, the Company entered into a five-year operating lease for office facilities commencing on November 1, 2006. Monthly rental payments are adjusted on an annual basis and the lease expires in October 2011, with one option to renew for a three-year term on the same terms and conditions. As security for the lease, the landlord required a letter of credit for $125,000 through April 2009, at which time the security was reduced to $70,000. The letter of credit is collateralized by a certificate of deposit in the same amount, which is included in restricted cash in the accompanying balance sheet at December 31, 2010 and 2009. The Company cannot withdraw from the certificate of deposit until all obligations have been paid and the bank’s obligation to provide the letter of credit terminates. In April 2008, the Company moved to its new corporate headquarters and vacated this facility. Effective September 2008, the Company entered into a sublease agreement with a third party for these office facilities for a term of 38 months. In accordance with authoritative guidance for costs associated with exit activities, the Company recorded an expense of approximately $200,000 in the second quarter of 2008 to reflect the exit costs associated with this property.

Future minimum payments under the operating leases, including equipment leases, as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,
2011	$1,810
2012	1,673
2013	995
2014	—
2015	—
Thereafter	—

$4,478

Total rent expense for each of the years ended December 31, 2010, 2009 and 2008 was approximately $1.5 million, $1.4 million and $1.1 million, respectively.

Technology and License Agreements

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. In 2010, the Company recognized revenues under this agreement of $1.1 million. At December 31, 2010, deferred revenue under this agreement totaled $48.9 million. Also the Company recorded a receivable at December 31, 2010 for approximately $750,000 for reimbursement by Takeda for certain commercial and patent costs permitted under the collaboration agreement, which are accounted for as a reduction of the expenses reimbursed.

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. At December 31, 2010, no royalty payments have been made or are payable under this agreement as the product has not been launched and sales have not commenced. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2010, the Company has paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

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

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. As consideration for this license, the Company issued 442,624 shares of its common stock to Duke and may be required to make future milestone payments totaling $1.7 million upon the achievement of various milestones related to regulatory or commercial events. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company has the right to grant sublicenses to third parties, subject to an obligation to pay Duke a royalty on any revenue it receives under such sublicensing arrangements. In addition, the Company is obligated to pay Duke a specified royalty on sales of products which are covered by certain of the Company’s issued patents under the OHSU license agreement. At December 31, 2010, no such payments have been made or are payable under the Duke Agreement as the product has not been launched and sales have not commenced. In January 2005, the Company sublicensed the technology to Cypress for a non-refundable upfront payment of $1.5 million. In January 2011, Cypress exercised its right to terminate the agreement.

The term of the Duke Agreement generally extends until the last licensed patent right expires, which is expected to occur in 2023. Either party may terminate the agreement upon delivery of written notice if the other party commits fraud, willful misconduct, or illegal conduct of the other party with respect to the subject matter of the agreement. In addition, either party may terminate the agreement upon delivery of written notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified period. The Company may also voluntarily terminate the agreement upon delivery of written notice within a specified time period. Duke may terminate the agreement upon delivery of written notice if the Company fails to meet certain specified milestones of the agreement and fail to remedy such a breach within the specified period. In addition, Duke may terminate the agreement upon specified bankruptcy, liquidation or receivership proceedings.

Lee Dante, M.D.

In June 2004, the Company entered into a patent license agreement with Lee G. Dante, M.D. whereby the Company acquired an exclusive worldwide license to two U.S. patents. As consideration for this license, the Company paid upfront fees totaling $100,000 and granted Dr. Dante an option to purchase 73,448 shares of its common stock. The Company is also obligated to pay a royalty on net sales of products covered by the license. In September 2010, the Company entered into an amendment to this license agreement with Dr. Dante pursuant to which the Company agreed to, among other things, provide for a payment to Dr. Dante in the amount of $1 million upon the execution of its collaboration agreement with Takeda. The payment was made by the Company in September 2010 and has been reported as research and development expense. The Company has the right to grant sublicenses of the patented technology to third parties, subject to its obligation to pay Dr. Dante a royalty on any revenue it receives from such arrangements.

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

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million is being recognized over 17 years, the estimated life of the sublicensed patent. For each of the years in the three year period ended December 31, 2010, the Company recognized revenues under this agreement of $88,000. At December 31, 2010 and 2009, deferred revenue under this agreement totaled $971,000 and $1.1 million, respectively.

In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue will be recognized in the quarter ending March 31, 2011.

8. Stockholders’ Equity

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

As of December 31, 2010, the Company had 100,000,000 authorized shares of common stock.

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2010, options to purchase 291,185 shares have been granted and are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, 2010 and 2011, the Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666, 2,000,000 and 2,000,000 shares, respectively, in accordance with an “evergreen” provision. The 2007 Plan was amended in October 2009 and February 2010 to provide for the reservation of 500,000 and 2,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. At December 31, 2010, options to purchase 7,744,642 shares have been granted and are outstanding under the 2007 Plan.

The following table summarizes stock option activity for the 2004 and 2007 Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,873,362	$4.19
Granted	1,805,058	10.57
Exercised	(124,286)	1.49
Forfeited	(582,688)	9.64

Outstanding at December 31, 2008	3,971,446	6.37
Granted	4,637,084	4.37
Exercised	(1,282,157)	0.76
Forfeited	(318,336)	5.19

Outstanding at December 31, 2009	7,008,037	6.13
Granted	2,424,568	6.32
Exercised	(551,834)	2.61
Forfeited	(844,944)	8.76

Outstanding at December 31, 2010	8,035,827	$6.15

The following table summarizes information about stock options outstanding under the 2004 and 2007 Plans at December 31, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.70 - $2.13	661,729	2.9	$1.79	412,926	$1.59
$2.79	1,500,000	8.3	$2.79	656,250	$2.79
$2.83 - $5.89	1,681,849	7.3	$4.73	647,405	$3.85
$6.00 - $6.74	1,687,017	6.4	$6.70	405,294	$6.65
$6.87 - $10.40	1,486,250	7.1	$8.32	664,010	$8.54
$10.64 - $15.45	1,018,982	3.6	$12.23	668,701	$12.50

$0.70 - $15.45	8,035,827	6.4	$6.15	3,454,586	$6.28

As of December 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was approximately $20.4 million and $9.6 million, respectively. The aggregate intrinsic value of options exercised was $2.1 million, $9.1 million and $1.1 million during the year ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the weighted average remaining contractual term for options exercisable was 6.0 years.

Common stock reserved for future issuance consists of the following at December 31, 2010:

Stock options issued and outstanding	8,035,827
Authorized for future option grants	4,735,533

12,771,360

9. Income Taxes

Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$94,797	$96,544
Research and development credits	10,504	9,613
Deferred revenue	20,228	431
Other, net	5,461	3,745
Valuation allowance	(130,990)	(110,333)

	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2010	2009	2008
Income tax expense (benefit) at statutory rates	$(18,170)	$(23,318)	$(32,634)
State income tax, net of federal benefit	(2,669)	(3,640)	(4,934)
Permanent items	1,681	3,507	2,996
Research and development credits	(1,499)	(2,160)	(6,032)
Change in valuation allowance	20,657	25,548	40,604

Income tax expense (benefit)	$—	$(63)	$—

For the year ended December 31, 2009, the Company recorded a tax benefit of $63,000 related to refundable income tax credits. This amount was included in Other Income (Expense) for financial statement presentation.

At December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $243.3 million and $236.3 million, respectively. The federal and state loss carryforwards begin to expire in 2022 and 2017, respectively, unless previously utilized. At December 31, 2010, the Company has federal and state research and development tax credits of $11.4 million and $2.8 million, respectively. The federal research and development tax credits begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31,
	2010	2009	2008
Gross unrecognized tax benefits at the beginning of the year	$2,599	$3,652	$1,878
Increases related to current year tax positions	348	469	1,774
Decreases related to prior year tax positions	(12)	(1,522)	—
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$2,935	$2,599	$3,652

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2010, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2010, the Company had no interest or penalties accrued for uncertain tax positions.

10. Litigation

The Company is not currently a party to any material legal proceedings.

11. Employee Benefit Plan

During 2007, the Company adopted a 401(k) Plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2010, 2009 and 2008, the Company’s matching contributions to the plan were approximately $264,000, $195,000 and $133,000 respectively.

12. Subsequent Events

In February 2011, the Company implemented a corporate realignment of the Company’s workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. The Company took these steps due to the Complete Response Letter it received from the U.S. Food and Drug Administration on January 31, 2011 regarding the New Drug Application for Contrave, the Company’s lead product candidate for the treatment of obesity. The Company expects to incur restructuring charges in the first quarter of 2011 of approximately $2.6 million in connection with one-time employee termination costs, including severance and other benefits.

In February 2011, the Company announced the upcoming resignation of Graham Cooper, Senior Vice President, Finance, Chief Financial Officer and Treasurer, effective upon the filing of this report. The Company has appointed Joseph P. Hagan, Senior Vice President, Corporate Development and Strategy, as acting- Chief Financial Officer and Treasurer.

In January 2011, Cypress exercised its right to terminate the license agreement. The remaining deferred revenue will be recognized in the quarter ending March 31, 2011.

13. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2010 and 2009 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$308	$879
Total operating expenses	14,002	11,768	14,810	12,046
Net loss	(14,079)	(11,903)	(14,646)	(11,287)
Net loss per share—basic and diluted(1)	$(0.30)	$(0.25)	$(0.31)	$(0.24)

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$22	$22
Total operating expenses	19,096	17,553	14,184	14,785
Net loss	(19,303)	(17,806)	(14,433)	(15,020)
Net loss per share—basic and diluted(1)	$(0.56)	$(0.51)	$(0.33)	$(0.32)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Orexigen Therapeutics, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 11, 2011

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2011 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2010.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(8)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(9)	Independent Director Compensation Policy

10.5#(9)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.6(1)	Lease dated September 22, 2006 by and between the Registrant and Prentiss/Collins Del Mar Heights LLC

10.7†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.9†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2003 by and between the Registrant and Oregon Health & Science University

10.10†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.11†(1)	Amendment No. 1 to License Agreement dated December 22, 2004 by and between the Registrant and Duke University

10.12†(1)	Amendment No. 2 to License Agreement dated July 27, 2006 by and between the Registrant and Duke University

10.13†(1)	License Agreement dated June 1, 2004 by and between the Registrant and Lee G. Dante, M.D.

10.14(1)	Credit and Security Agreement dated December 15, 2006 by and between the Registrant and GE Healthcare Financial Services

10.15(3)	First Amendment to Credit and Security Agreement dated July 2, 2007 by and between the Registrant and GE Healthcare Financial Services

10.16(4)	Second Amendment to Credit and Security Agreement dated November 6, 2007 by and between the Registrant and GE Healthcare Financial Services

10.17(5)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.18(5)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.19(6)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.20†(7)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

Exhibit Number	Description
10.21†(10)	Bupropion Hydrochloride Supply Agreement dated November 24, 2009 by and between the Registrant and Chemi, S.p.A.

10.22#(8)	Form of Chief Executive Officer Employment Agreement

10.23†(11)	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

10.24†(11)	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.25†(12)	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.26†(12)	Amendment No. 1 to License Agreement dated September 1, 2010 by and between the Registrant and Lee G. Dante

10.27††	Amended and Restated License Agreement dated December 6, 2010 by and between the Registrant, GlaxoSmithKline LLC and Glaxo Group Limited

10.28#(13)	Separation Agreement dated February 16, 2011 by and between the Registrant and Graham K. Cooper

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on November 8, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(6)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(7)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.
(8)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(9)	Filed with the Registrant’s Current Report on Form 8-K on March 2, 2010.
(10)	Filed with the Registrant’s Annual Report on Form 10-K on March 11, 2010.
(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2010.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2010.
(13)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Dated: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL A. NARACHI Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	March 11, 2011

/S/ GRAHAM K. COOPER Graham K. Cooper	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2011

/S/ ECKARD WEBER Eckard Weber, M.D.	Chairman of the Board of Directors	March 11, 2011

/S/ LOUIS C. BOCK Louis C. Bock	Director	March 11, 2011

/S/ WENDY DIXON Wendy Dixon, Ph.D.	Director	March 11, 2011

/S/ BRIAN H. DOVEY Brian H. Dovey	Director	March 11, 2011

/S/ PETER K. HONIG Peter K. Honig, M.D.	Director	March 11, 2011

/S/ JOSEPH S. LACOB Joseph S. Lacob	Director	March 11, 2011

/S/ PATRICK MAHAFFY Patrick Mahaffy	Director	March 11, 2011

/S/ MICHAEL F. POWELL Michael F. Powell, Ph.D.	Director	March 11, 2011

/S/ DANIEL K. TURNER III Daniel K. Turner III	Director	March 11, 2011