Form 10-Q
period 2011-03-31
Orexigen Therapeutics, Inc.
filed 2011-05-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

As of May 4, 2011, the registrant had 48,079,968 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,634	$24,926
Investment securities, available-for-sale	36,946	67,440
Prepaid expenses and other current assets	1,056	2,502

Total current assets	77,636	94,868
Property and equipment, net	774	894
Restricted cash	881	881
Other assets	107	203

Total assets	$79,398	$96,846

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,047	$10,355
Deferred revenue, current portion	3,429	3,517
Long-term debt, current portion	1,067	2,416

Total current liabilities	9,543	16,288
Deferred revenue, less current portion	44,571	46,311
Other long-term liabilities	428	459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 100,000,000 shares authorized at March 31, 2011 and December 31, 2010; 48,078,553 and 47,767,313 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	48	48
Additional paid-in capital	355,056	352,401
Accumulated other comprehensive income (loss)	7	(9)
Accumulated deficit	(330,255)	(318,652)

Total stockholders’ equity	24,856	33,788

Total liabilities and stockholders’ equity	$79,398	$96,846

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Collaborative agreement	$857	$—
License revenue	971	22

Total revenues	1,828	22
Operating expenses:
Research and development	6,567	7,981
General and administrative	6,759	6,021

Total operating expenses	13,326	14,002

Loss from operations	(11,498)	(13,980)
Other income (expense):
Interest income	15	46
Interest expense	(120)	(145)

Total other income (expense)	(105)	(99)

Net loss	$(11,603)	$(14,079)

Net loss per share – basic and diluted	$(0.24)	$(0.30)

Shares used in computing net loss per share – basic and diluted	47,867	47,216

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(11,603)	$(14,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	117
Amortization of premium on securities available-for-sale	236	226
Amortization of debt issuance costs	95	9
Stock-based compensation	2,216	2,237
Deferred revenue	(1,828)	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,446	(479)
Accounts payable and accrued expenses	(5,308)	(2,967)
Other assets	—	50
Other long-term liabilities	—	500
Deferred rent	(31)	(18)

Net cash used in operating activities	(14,657)	(14,426)
Investing activities
Purchases of securities available-for-sale	(28,705)	(29,775)
Maturities of securities available-for-sale	58,980	26,555
Purchases of property and equipment	—	(14)

Net cash provided by (used in) investing activities	30,275	(3,234)
Financing activities
Proceeds from issuance of common stock	439	5
Payments on borrowings on long-term debt	(1,349)	(2,169)

Net cash used in financing activities	(910)	(2,164)

Net increase (decrease) in cash and cash equivalents	14,708	(19,824)
Cash and cash equivalents at beginning of period	24,926	37,658

Cash and cash equivalents at end of period	$39,634	$17,834

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of March 31, 2011, had an accumulated deficit of $330.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

The balance sheet as of December 31, 2010 has been derived from the audited financial statements as of December 31, 2010 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The Company adopted this guidance as of January 1, 2011. The adoption did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The Company adopted this guidance as of January 1, 2011. The adoption did not have a material impact on the Company’s financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss attributable to common stockholders	$(11,603)	$(14,079)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	47,867	47,216

Basic and diluted net loss per share	$(0.24)	$(0.30)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	7,833	8,429

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$9,461	$3	$—	$9,464
U.S. Treasury securities	Less than 1	7,819	2	—	7,821
U.S. government agency securities	Less than 1	19,659	3	(1)	19,661

Total investment securities		$36,939	$8	$(1)	$36,946

December 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$755	$—	$—	$755
U.S. Treasury securities	Less than 1	12,825	1	(1)	12,825
U.S. government agency securities	Less than 1	53,869	2	(11)	53,860

Total investment securities		$67,449	$3	$(12)	$67,440

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2011 and 2010.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds/U.S. Treasury securities	$47,455	$47,455	$—	$—
Corporate debt obligations	9,464	—	9,464	—
U.S. government agency securities	19,661	—	19,661	—

Total financial instruments owned	$76,580	$47,455	$29,125	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2011	December 31, 2010
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	533	533
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,276	2,276
Less accumulated depreciation and amortization		(1,502)	(1,382)

		$774	$894

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable	$1,431	$3,109
Accrued compensation related expenses	1,802	5,383
Accrued debt exit fee	1,190	1,190
Accrued preclinical and clinical trial expenses	188	202
Accrued legal and professional expenses	256	291
Other accrued liabilities	180	180

	$5,047	$10,355

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss, as reported	$(11,603)	$(14,079)
Unrealized gains (losses) on marketable securities	16	(14)

Comprehensive loss	$(11,587)	$(14,093)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
General and administrative	$1,606	$1,289
Research and development	610	948

	$2,216	$2,237

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2011	2010
Expected life (in years)	6.0	6.0
Expected volatility	72.9%	60.0%
Risk-free interest rate	2.4%	2.7%
Expected dividend yield	—	—

On March 2, 2011, to provide incentive to the employees of Orexigen to continue their employment with the Company while its management and Board work to update its corporate strategy, the Compensation Committee of the Company’s Board of Directors approved an amendment to certain outstanding option grants to provide for a one-time repricing of the exercise price of such options to purchase shares of Orexigen common stock held by the Company’s employees (the “Repricing”). The Repricing affected an aggregate of 1,443,150 shares of Orexigen’s common stock subject to outstanding option grants (the “Affected Grants”). An aggregate of 492,357 shares subject to the Affected Grants had an original exercise price of $5.89 (the “September 2010 Grant”) and the remaining 950,793 shares had an exercise price of $9.31 (the “January 2011 Grant”). The vesting commencement date for both the September 2010 Grants and the January 2011 Grants was January 18, 2011. The Compensation Committee chose to amend the September 2010 Grants and the January 2011 Grants because they believed that the amendment of these grants would achieve the desired retentive affect for the Company’s employees given the circumstances around the Company’s recent corporate realignment. The exercise price of all Affected Grants was amended in the Repricing to $2.94, the closing price of Orexigen’s common stock on March 2, 2011. As a result of the Repricing, the Company will recognize additional stock-based compensation expense of $819,000 over the 4 year vesting period of the Affected Grants.

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 5.8% on amounts outstanding at March 31, 2011). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of March 31, 2011, $1.1 million is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of March 31, 2011.

At March 31, 2011, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2011	$1,067
Thereafter	—

Total due	$1,067

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave® in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three months ended March 31, 2011 and 2010, the Company recognized revenues under this agreement of $857,000 and $0, respectively. At March 31, 2011, deferred revenue under this agreement totaled $48.0 million.

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million. Cypress can require the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million was initially recognized over 17 years, the estimated life of the sublicensed patent.

In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue was recognized in the quarter ending March 31, 2011. For the three month periods ended March 31, 2011 and 2010, the Company recognized revenues under this agreement of $971,000 and $22,000, respectively. At March 31, 2011 and December 31, 2010, deferred revenue under this agreement totaled $0 and $971,000, respectively.

Corporate Realignment

In February 2011, the Company implemented a corporate realignment of its workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. The Company took these steps due to the complete response letter it received from the U.S. Food and Drug Administration on January 31, 2011 regarding the New Drug Application for Contrave, the Company’s lead product candidate for the treatment of obesity. The Company incurred charges in the first quarter of 2011 of approximately $2.6 million in connection with one-time employee termination costs, including severance and other benefits. For the three months ended March 31, 2011, research and development costs included $1.7 million and general and administrative costs included $865,000 in one-time termination costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of March 31, 2011, we had an accumulated deficit of $330.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we will need to continue to raise additional equity or debt financing.

In January 2011, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, concerning our previously-submitted New Drug Application, or NDA, for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that precludes the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and our partner, Takeda Pharmaceuticals Company Limited, or Takeda, to assess the appropriate next steps for the Contrave NDA, and our management will update our corporate strategy following input from the FDA on our CRL, which we intend to receive later this quarter. At this time, we cannot quantify the development expenses associated with the trial contemplated by the CRL.

In February 2011, we implemented a corporate realignment of our workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. We incurred charges in the first quarter of 2011 of approximately $2.6 million in connection with one-time employee termination costs, including severance and other benefits.

Revenues

We generated approximately $1.8 million in revenue in three months ending March 31, 2011, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For the three months ended March 31, 2011, we recognized revenue of $857,000 related to the Takeda agreement.

During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount was being recognized ratably over the estimated life of the sublicensed patent. In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue of $971,000 was recognized in the quarter ending March 31, 2011.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2011	2010
Costs of external service providers:
Obesity	$2,125	$3,915
Other	48	62

Subtotal	2,173	3,977
Internal costs	3,784	3,056
Stock-based compensation	610	948

Total research and development expenses	$6,567	$7,981

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the requirements for further clinical research, the clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate general and administrative expenses to remain unchanged or decrease as we determine whether a viable regulatory path exits for Contrave and Empatic.

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

There were no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

Revenues. Revenues for the three months ended March 31, 2011 and 2010 were $1.8 million and $22,000, respectively. The increase of $1.8 million was due to the revenue recognized under the collaboration agreement with Takeda of $857,000 and the recognition of the remaining deferred revenue of $971,000 due to the termination of the license agreement with Cypress in January 2011.

Research and Development Expenses. Research and development expenses decreased to $6.6 million for the three months ended March 31, 2011 from $8.0 million for the comparable period during 2010. This decrease of approximately $1.4 million was due primarily to a decrease in expenses related to the reduction in costs incurred in connection with the preparation for our NDA filing for Contrave in the first quarter of 2011 as compared to same period in 2010. Research and development expenses for the three months ended March 31, 2011 included employee termination costs of $1.7 million as a result of the corporate realignment.

General and Administrative Expenses. General and administrative expenses increased to $6.8 million for the three months ended March 31, 2011 from $6.0 million for the comparable period during 2010. This increase of approximately $738,000 was due primarily to an increase in salaries and personnel related costs. General and administrative expenses for the three months ended March 31, 2011 included employee termination costs of $865,000 as a result of the corporate realignment.

Interest and Other Income. Interest income decreased to $15,000 for the three months ended March 31, 2011 from $46,000 for the comparable period during 2010. This decrease of $31,000 was due to lower interest rates as compared to the same period in 2010.

Interest Expense. Interest expense decreased to $120,000 for the three months ended March 31, 2011 from $145,000 for the comparable period during 2010. This decrease of $25,000 was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of March 31, 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through March 31, 2011, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

As of March 31, 2011, we had $39.6 million in cash and cash equivalents and an additional $36.9 million in investment securities, available-for-sale. As of March 31, 2011, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $14.7 million and $14.4 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $30.3 million for the three months ended March 31, 2011 and net cash used in investing activities was $3.2 million for the three months ended March 31, 2010. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $910,000 and $2.2 million for the three months ended March 31, 2011 and 2010, respectively. The net cash used in financing activities was a result of the payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended and was partially offset by proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We may incur substantial additional development expenses to conduct the trial contemplated by the FDA’s CRL for Contrave. Specifically, the CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and our partner, Takeda, to assess the appropriate next steps for the Contrave NDA, and our management will update our corporate strategy following input from the FDA on our CRL, which we intend to receive later this quarter. At this time, we cannot quantify the development expenses associated with the trial contemplated by the CRL.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at March 31, 2011 bear interest at an average rate of 5.8%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of March 31, 2011, $1.1 million is outstanding under this agreement.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2011 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.

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

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development of Empatic. Based on the outcome of discussions with the FDA regarding the Contrave NDA and as part of our updated corporate strategy, we plan to evaluate next steps for the Empatic program. We have not yet commenced any Phase III clinical trials for this product candidate.

In addition, we may need to complete additional preclinical testing of our product candidates to evaluate safety and toxicity and the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave and Empatic may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for either product candidate. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If our drug candidates are not shown to be safe and effective in clinical trials, our clinical development programs could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of Contrave, Empatic or any other product candidates that we may develop, in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program.

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a cardiovascular outcomes trial to Empatic as well. If we do conduct such a trial for Contrave, the evidence we gather from this trial may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

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

There are known adverse side effects to the individual use of bupropion, naltrexone and zonisamide.*

A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20’s. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for both Contrave and Empatic, if approved. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both Contrave and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these product candidates, if approved.

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

The other constituent of Contrave, naltrexone, has been approved by the FDA for the treatment of alcohol and opioid dependence. The FDA has directed the manufacturers of naltrexone for these indications to include in their product labels a “boxed” warning and expanded warnings statements regarding hepatotoxicity, or liver toxicity. A similar warning statement may be required on labeling for Contrave, if approved.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a labeling limitation or risk evaluation and mitigation strategy, or REMS, on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. Although this case is a complicated one with a number of plausible, alternative etiologies, it has been reported by the investigator as a serious adverse event and possibly related to Empatic.

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

The FDA has analyzed reports of suicidal behavior or ideation from placebo-controlled clinical studies of eleven anticonvulsants (including zonisamide). In the FDA’s analysis, patients receiving anticonvulsants had approximately twice the risk of suicidal behavior or ideation compared to patients receiving placebo. The relative risk for suicidal behavior or ideation was higher in the patients with epilepsy compared to patients who were given one of the anticonvulsants for conditions other than epilepsy. The FDA has indicated that it will be working with manufacturers of marketed anticonvulsants to include this new information in the labeling of these products. It is possible that any changes related to suicidal behavior or ideation that occur to the labels of these anticonvulsants will be required on the labeling for Empatic, if approved.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., as well as Arena’s partner, Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009 and in October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received CRLs from the FDA regarding their respective NDAs. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the recent development with our Contrave NDA and our workforce reduction completed in February 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of our product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Michael A. Narachi, our President and Chief Executive Officer. Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. If we lose any members of our senior management team, including Mr. Narachi, we may not be able to find suitable replacements, and our business may be harmed as a result. In March 2011, Graham Cooper, our Chief Financial Officer and Treasurer resigned from his position with us. We are not aware of any other key personnel who has plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU, and our license agreement with Duke University, or Duke. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Dante patents and/or the Weber/Cowley patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We are a development stage company with a limited operating history. We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2011, we had an accumulated deficit of approximately $330.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Subject to regulatory approval of any of our product candidates, we expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $2.47 to a high sale price of $10.08. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of May 1, 2011, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USSE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
10.1(3)	Separation Agreement dated as of February 16, 2011 by and between Orexigen Therapeutics, Inc. and Graham K. Cooper
10.2(4)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 9, 2011	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By: /s/ Joseph P. Hagan

Joseph P. Hagan Acting-Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
10.1(3)	Separation Agreement dated as of February 16, 2011 by and between Orexigen Therapeutics, Inc. and Graham K. Cooper
10.2(4)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.