Form 10-Q
period 2011-06-30
Orexigen Therapeutics, Inc.
filed 2011-08-08
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

As of August 4, 2011, the registrant had 48,084,692 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,400	$24,926
Investment securities, available-for-sale	33,298	67,440
Prepaid expenses and other current assets	1,309	2,502

Total current assets	71,007	94,868
Property and equipment, net	654	894
Restricted cash	612	881
Other assets	11	203

Total assets	$72,284	$96,846

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,600	$10,355
Deferred revenue, current portion	3,429	3,517
Long-term debt, current portion	205	2,416

Total current liabilities	9,234	16,288
Deferred revenue, less current portion	43,714	46,311
Other long-term liabilities	383	459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 300,000,000 and 100,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 48,084,692 and 47,767,313 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	48	48
Additional paid-in capital	356,722	352,401
Accumulated other comprehensive income (loss)	6	(9)
Accumulated deficit	(337,823)	(318,652)

Total stockholders’ equity	18,953	33,788

Total liabilities and stockholders’ equity	$72,284	$96,846

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Collaborative agreement	$857	$—	$1,714	$—
License revenue	—	22	971	44

Total revenues	857	22	2,685	44
Operating expenses:
Research and development	3,131	5,586	9,698	13,567
General and administrative	5,204	6,182	11,963	12,203

Total operating expenses	8,335	11,768	21,661	25,770

Loss from operations	(7,478)	(11,746)	(18,976)	(25,726)
Other income (expense):
Interest income	11	34	26	80
Interest expense	(101)	(191)	(221)	(336)

Total other income (expense)	(90)	(157)	(195)	(256)

Net loss	$(7,568)	$(11,903)	$(19,171)	$(25,982)

Net loss per share	$(0.16)	$(0.25)	$(0.40)	$(0.55)

Shares used in computing net loss per share	48,082	47,225	47,975	47,220

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(19,171)	$(25,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240	236
Amortization of premium on securities available-for-sale	458	383
Amortization of debt issuance costs	192	106
Stock-based compensation	3,869	4,323
Deferred revenue	(2,685)	(44)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,193	(637)
Accounts payable and accrued expenses	(4,755)	(3,700)
Other assets	—	50
Deferred rent	(76)	(48)

Net cash used in operating activities	(20,735)	(25,313)
Investing activities
Purchases of securities available-for-sale	(38,325)	(45,408)
Maturities of securities available-for-sale	72,024	46,640
Purchases of property and equipment	—	(21)
Restricted cash	269	409

Net cash provided by investing activities	33,968	1,620
Financing activities
Proceeds from issuance of common stock	452	78
Payments on borrowings on long-term debt	(2,211)	(3,757)

Net cash used in financing activities	(1,759)	(3,679)

Net increase (decrease) in cash and cash equivalents	11,474	(27,372)
Cash and cash equivalents at beginning of period	24,926	37,658

Cash and cash equivalents at end of period	$36,400	$10,286

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on expanding its pipeline of product candidates through one or more in-license, asset acquisition or merger transactions where the Company can leverage its management team, cash and other resources. The Company’s strategy stems from feedback received from the U.S. Food and Drug Administration (“FDA”) concerning substantial additional development requirements for the Company’s lead product candidate, Contrave®. The Company is currently appealing the FDA’s additional development requirements through the formal dispute resolution process and can provide no assurance that such appeal will be successful. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of June 30, 2011, had an accumulated deficit of $337.8 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to common stockholders	$(7,568)	$(11,903)	$(19,171)	$(25,982)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	48,082	47,225	47,975	47,220

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.25)	$(0.40)	$(0.55)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	11,185	8,503	11,185	8,503

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$10,086	$2	$(1)	$10,087
U.S. Treasury securities	Less than 1	8,110	5	—	8,115
U.S. government agency securities	Less than 1	15,096	4	(4)	15,096

Total investment securities		$33,292	$11	$(5)	$33,298

December 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$755	$—	$—	$755
U.S. Treasury securities	Less than 1	12,825	1	(1)	12,825
U.S. government agency securities	Less than 1	53,869	2	(11)	53,860

Total investment securities		$67,449	$3	$(12)	$67,440

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2011 and 2010.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

	Balance as of June 30, 2011	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds/U.S. Treasury securities	$44,515	$44,515	$—	$—
Corporate debt obligations	10,087	—	10,087	—
U.S. government agency securities	15,096	—	15,096	—

Total financial instruments owned	$69,698	$44,515	$25,183	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2011	December 31, 2010
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	533	533
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,276	2,276
Less accumulated depreciation and amortization		(1,622)	(1,382)

		$654	$894

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accounts payable	$796	$3,109
Accrued compensation related expenses	3,176	5,383
Accrued debt exit fee	1,190	1,190
Accrued preclinical and clinical trial expenses	55	202
Accrued legal and professional expenses	218	291
Other accrued liabilities	165	180

	$5,600	$10,355

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss, as reported	$(7,568)	$(11,903)	$(19,171)	$(25,982)
Unrealized gains (losses) on marketable securities	(1)	33	15	20

Comprehensive loss	$(7,569)	$(11,870)	$(19,156)	$(25,962)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and administrative	$1,289	$1,237	$2,895	$2,526
Research and development	364	849	974	1,797

	$1,653	$2,086	$3,869	$4,323

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (in years)	6.0	5.6	6.0	6.0
Expected volatility	76.7%	64.0%	75.3%	64.0
Risk-free interest rate	1.9%	2.5%	2.1%	2.7%
Expected dividend yield	—	—	—	—

In March 2011, to provide incentive to the employees of Orexigen to continue their employment with the Company while its management and Board work to update its corporate strategy, the Compensation Committee of the Company’s Board of Directors approved an amendment to certain outstanding option grants to provide for a one-time repricing of the exercise price of such options to purchase shares of Orexigen common stock held by the Company’s employees (the “Repricing”). The Repricing affected an aggregate of 1,443,150 shares of Orexigen’s common stock subject to outstanding option grants (the “Affected Grants”). An aggregate of 492,357 shares subject to the Affected Grants had an original exercise price of $5.89 (the “September 2010 Grant”) and the remaining 950,793 shares had an exercise price of $9.31 (the “January 2011 Grants”). The vesting commencement date for both the September 2010 Grants and the January 2011 Grants was January 18, 2011. The Compensation Committee chose to amend the September 2010 Grants and the January 2011 Grants because they believed that the amendment of these grants would achieve the desired retentive affect for the Company’s employees given the circumstances around the Company’s recent corporate realignment. The exercise price of all Affected Grants was amended in the Repricing to $2.94, the closing price of Orexigen’s common stock on March 2, 2011. As a result of the Repricing, the Company will recognize additional stock-based compensation expense of $819,000 over the 4 year vesting period of the Affected Grants.

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. The Company is required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement will become due and payable on the earlier of July 1, 2011 or three years after the funding of any amounts under the agreement. Interest accrues on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing (average of 4.7% on amounts outstanding at June 30, 2011). The loan is collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the total amounts borrowed for any reason, the Company will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, the Company is subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. As of June 30, 2011, $205,000 is outstanding under this agreement. The fair value of the outstanding debt approximates its carrying value as of June 30, 2011. In July 2011, the debt was paid in full.

At June 30, 2011, future minimum principal payments under the credit and security agreement, as amended, with GE Healthcare Financial Services are as follows (in thousands):

Due in:
2011	$205
Thereafter	—

Total due	$205

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and six months ended June 30, 2011 and 2010, the Company recognized revenues under this agreement of $857,000, $0, $1.7 million and $0, respectively. At June 30, 2011, deferred revenue under this agreement totaled $47.1 million.

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

In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue was recognized in the quarter ending March 31, 2011. For the three and six month periods ended June 30, 2011 and 2010, the Company recognized revenues under this agreement of $0, $22,000, $971,000 and $44,000, respectively. At June 30, 2011 and December 31, 2010, deferred revenue under this agreement totaled $0 and $971,000, respectively.

Corporate Realignments

In February 2011, the Company implemented a corporate realignment of its workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. The Company took these steps due to the complete response letter it received from the FDA on January 31, 2011 regarding the New Drug Application for Contrave, the Company’s lead product candidate for the treatment of obesity. The Company incurred charges in the first quarter of 2011 of approximately $2.6 million in connection with one-time employee termination costs, including severance and other benefits. In June 2011, the Company implemented another corporate realignment of its workforce, resulting in a reduction in staff of approximately 36%, or 12 employees. The Company incurred charges in the second quarter of 2011 of approximately $1.4 million in connection with one-time employee termination costs, including severance and other benefits. For the six months ended June 30, 2011, research and development costs included $2.6 million and general and administrative costs included $1.4 million in one-time termination costs.

11. Subsequent event

In June 2011, to provide incentive to the employees of Orexigen to continue their employment with the Company, the Company announced an option exchange program. Under the exchange program, eligible optionholders had an opportunity to exchange eligible stock options for a new stock option issued under our 2007 Plan. The exercise price of the new option was $1.66 per share, which was the closing price of our common stock as reported by the Nasdaq Global Market on the first business day after the expiration date of the exchange offer. New options granted to employees shall vest over four years, with the shares vesting in equal monthly installments over 48 months. On July 22, 2011, the eligible optionholders exchanged 7,407,634 stock options in the program. On July 25, 2011, the Company issued 7,407,634 shares of new stock options with an exercise price of $1.66 per share. As a result of the option exchange program, the Company will recognize additional stock-based compensation expense over the 4 year vesting period of the new stock options starting in the third quarter of 2011.

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

Overview

Background

We are a biopharmaceutical company focused on expanding our pipeline of product candidates through one or more in-license, asset acquisitions or merger transactions where we can leverage our management team, cash and other resources. Our strategy stems from feedback received from the U.S. Food and Drug Administration, or FDA, concerning substantial additional development requirements for our lead product candidate, Contrave®. Contrave has completed Phase III clinical trials, and our other product candidate, Empatic™, has completed Phase II clinical trials. Each of the components of our product candidates has already received regulatory approval and has been commercialized previously. We are appealing the FDA’s additional development requirements for Contrave through the formal dispute resolution process and can provide no assurance that such appeal will be successful. We have not yet received regulatory approval for either product candidate.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of June 30, 2011, we had an accumulated deficit of $337.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we will need to continue to raise additional equity or debt financing.

In January 2011, we received a complete response letter, or CRL, from the FDA concerning our previously-submitted New Drug Application, or NDA, for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that precludes the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We are appealing the FDA decisions with respect to Contrave, and we intend to work closely with the FDA and our partner, Takeda Pharmaceuticals Company Limited, or Takeda, to assess the appropriate next steps for the Contrave NDA. We recently announced plans to evaluate opportunities beyond our existing obesity product candidates where we can leverage our management team, cash and other resources. This strategy stems from feedback from a May 2011 meeting we had with the FDA concerning development requirements for Contrave and the earlier CRL we received. At this time, we cannot quantify the development expenses associated with the trial contemplated by the CRL.

In February 2011, we implemented a corporate realignment of our workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. In June 2011, we implemented another corporate realignment of our workforce, resulting in a reduction in staff of approximately 36%, or 12 employees. We incurred charges in the first half of 2011 of approximately $4.0 million in connection with one-time employee termination costs, including severance and other benefits.

Revenues

We generated approximately $2.7 million in revenue in six months ending June 30, 2011, resulting from the sublicensing of technology and amounts earned under a collaborative agreement. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For the three and six months ended June 30, 2011, we recognized revenue of $857,000 and $1.7 million related to the Takeda agreement.

During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount was being recognized ratably over the estimated life of the sublicensed patent. In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue of $971,000 was recognized in the first quarter ending March 31, 2011.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs of external service providers:
Obesity	$834	$1,953	$2,958	$5,868
Other	36	63	85	124

Subtotal	870	2,016	3,043	5,992
Internal costs	1,897	2,721	5,681	5,778
Stock-based compensation	364	849	974	1,797

Total research and development expenses	$3,131	$5,586	$9,698	$13,567

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with the trial for Contrave contemplated by the CRL. Future development expenses will depend on the scope and timing of the additional clinical trials for Contrave, if any, our financial resources, as well as decisions made with respect to our Empatic program and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. In addition, we cannot forecast with any degree or certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets for several years, if at all.

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

There were no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010

Revenues. Revenues for the three months ended June 30, 2011 and 2010 were $857,000 and $22,000, respectively. The increase of $835,000 was due to the revenue recognized under the collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses decreased to $3.1 million for the three months ended June 30, 2011 from $5.6 million for the comparable period during 2010. This decrease of approximately $2.5 million was due primarily to a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities of $901,000, a decrease in salaries and personnel related costs of $754,000 and a decrease in stock-based compensation expense of $484,000.

General and Administrative Expenses. General and administrative expenses decreased to $5.2 million for the three months ended June 30, 2011 from $6.2 million for the comparable period during 2010. This decrease of approximately $1.0 million was due primarily to a decrease in medical affairs expense of $371,000 and a decrease in market research costs of $356,000.

Interest and Other Income. Interest income decreased to $11,000 for the three months ended June 30, 2011 from $34,000 for the comparable period during 2010. This decrease of $23,000 was due to lower interest rates as compared to the same period in 2010.

Interest Expense. Interest expense decreased to $101,000 for the three months ended June 30, 2011 from $191,000 for the comparable period during 2010. This decrease of $90,000 was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of June 30, 2011.

Comparison of six months ended June 30, 2011 to six months ended June 30, 2010

Revenues. Revenues for the six months ended June 30, 2011 and 2010 were $2.7 million and $44,000, respectively. The increase of approximately $2.6 million was due to the revenue recognized under the collaboration agreement with Takeda of $1.7 million and the recognition of the remaining deferred revenue of $971,000 due to the termination of the license agreement with Cypress in January 2011.

Research and Development Expenses. Research and development expenses decreased to $9.7 million for the six months ended June 30, 2011 from $13.6 million for the comparable period during 2010. This decrease of approximately $3.9 million was due primarily to a decrease in expenses of $2.0 million related to the reduction in costs incurred in connection with the preparation for our NDA filing for Contrave in the first half of 2011 as compared to same period in 2010. In addition, there was a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities of $1.0 million and a decrease in stock-based compensation expense of $823,000. Research and development expenses for the six months ended June 30, 2011 included employee termination costs of $2.6 million as a result of the corporate realignments.

General and Administrative Expenses. General and administrative expenses decreased to $12.0 million for the six months ended June 30, 2011 from $12.2 million for the comparable period during 2010. This decrease of approximately $200,000 was due primarily to a decrease in market research costs of $918,000 and a decrease in medical affairs expense of $394,000. The decrease was partially offset primarily by an increase in salaries and personnel related costs of $904,000. General and administrative expenses for the six months ended June 30, 2011 included employee termination costs of $1.4 million as a result of the corporate realignment.

Interest and Other Income. Interest income decreased to $26,000 for the six months ended June 30, 2011 from $80,000 for the comparable period during 2010. This decrease of $54,000 was due to lower interest rates as compared to the same period in 2010.

Interest Expense. Interest expense decreased to $221,000 for the six months ended June 30, 2011 from $336,000 for the comparable period during 2010. This decrease of $115,000 was primarily due to a decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services as of June 30, 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2011, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

$81.6 million.

As of June 30, 2011, we had $36.4 million in cash and cash equivalents and an additional $33.3 million in investment securities, available-for-sale. As of June 30, 2011, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $20.7 million and $25.3 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $34.0 million for the six months ended June 30, 2011 and net cash provided by investing activities was $1.6 million for the six months ended June 30, 2010. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $1.8 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively. The net cash used in financing activities was a result of the payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended and was partially offset by proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We may incur substantial additional development expenses to conduct the trial contemplated by the FDA’s CRL for Contrave. Specifically, the CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We intend to work closely with the FDA and our partner, Takeda, to assess the appropriate next steps for the Contrave NDA. At this time, we cannot quantify the development expenses associated with the trial contemplated by the CRL.

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

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•

the scope, cost and timing of the additional clinical trials required for Contrave and Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses;

•

the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic or any other product candidates that we may in-license or acquire;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave if and when it is approved for marketing or any other product candidates that we may in-license or acquire, should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Contrave and Empatic, if at all; and

•	the successful commercialization of our products.

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

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we are required to make monthly payments of principal and interest and all amounts then outstanding will become due and payable upon the earlier to occur of July 1, 2011 or three years from the funding of any amounts under the agreement. Interest accrues on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranges from 3.75% to 4.25% based on the date of borrowing. Amounts outstanding under the credit and security agreement at June 30, 2011 bear interest at an average rate of 4.7%. The loan is collateralized by substantially all of our assets other than, subject to certain limited exceptions, intellectual property. Subject to certain limited exceptions, amounts prepaid under the credit and security agreement are subject to a prepayment fee equal to 3% of the amount prepaid. In addition, upon repayment of the amounts borrowed for any reason, we will be required to pay an exit fee of approximately $1.2 million. Under the terms of the agreement, we are subject to operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. As of June 30, 2011, $205,000 is outstanding under this agreement. In July 2011, the debt was paid in full.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2011 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Our Business and Industry

Our success depends on our ability to acquire, develop and commercialize additional product candidates and/or products.*

Our current business strategy involves expanding our pipeline of product candidates through one or more in-license, asset acquisition or merger transactions. Because we neither have, nor currently intend to establish, internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies, universities and other research organizations to sell or license technologies, product candidates, products or businesses to us. We recently announced plans to evaluate opportunities beyond our existing obesity product candidates where we believe we can leverage our management team, cash and other resources. The adoption of this strategy stems from feedback received from the U.S. Food and Drug Administration, or FDA, during a May 2011 meeting concerning development requirements for Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and an earlier complete response letter, or CRL, we received from the FDA in January 2011 relating to the New Drug Application, or NDA, for Contrave. The process of identifying, evaluating, negotiating and implementing the purchase or license of new assets is lengthy and complex. We have limited experience and resources with respect to identifying, evaluating, negotiating and implementing the acquisition of new assets or rights and integrating them into our current infrastructure. Supplementing our current resources to complete one or more transactions may be costly. In addition, given our recent market capitalization and our desire to preserve our cash for development activities, any merger or other business combination transaction pursuant to which we acquire additional technologies, product candidates and/or products primarily could involve the issuance of shares of our common stock, or securities convertible into our common stock. The issuance of shares in connection with any such strategic transactions would result in dilution to our current stockholders and could result in the stockholders who own the majority of our voting securities prior to one or more of such transactions owning less than a majority after such transactions.

Our success in acquiring or acquiring rights to new technologies, product candidates and/or products may also be adversely affected by competition for the same assets by other companies, including some with substantially greater development and commercialization resources and with a proven record of successfully developing and/or commercializing products or product candidates. In addition, we may not be able to identify or acquire the rights to additional technologies, product candidates and/or products on terms that we find acceptable, or at all.

Any technology and/or product candidate that we acquire or in-license likely will require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are subject to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe or effective for approval by regulatory authorities or will not obtain sufficient intellectual property protection. We cannot provide assurance that any technologies, product candidates and/or products that we acquire or in-license will ultimately be commercialized profitably or achieve market acceptance.

If we acquire or in-license new product candidates and/or products and fail to integrate them successfully into our operations, we may incur unexpected costs and disruptions to our business.*

We currently intend to spend significant time and attention identifying and evaluating, and negotiating to acquire or in-license, product candidates and/or products that we believe have a strategic fit with our current or future business strategy and management expertise. However, any strategic transaction, including in-license, asset acquisition and merger transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for licenses or acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

We may devote resources to potential product candidate acquisition or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

Unless and until we identify and acquire or in-license additional product candidates, our success will substantially depend on our product candidates, Contrave and Empatic™ (zonisamide/bupropion, each in a SR formulation). We have placed the further clinical development of these product candidates on hold pending the identification of a feasible path to regulatory approval and cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have no drug products approved for sale and we may never be able to develop marketable drug products. We have only two product candidates, Contrave and Empatic, and we do not intend to initiate any further development with respect to either product candidate until we believe a clear and feasible path to regulatory approval is identified. In January 2011, we received a CRL, from the FDA regarding our NDA for Contrave. The CRL indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile.

In May 2011, we met with the FDA to gain clarity regarding the approval deficiency indicated in the CRL. In connection with this meeting we submitted a specific proposal to address the theoretical cardiovascular risk cited in the approval deficiency and also explored approval for a narrowed indication in patients with lower cardiovascular risk until data from the proposed outcomes trial could be reviewed for label expansion. The Division of Metabolic and Endocrinologic Products, or DMEP, advised us that the proposed cardiovascular outcomes trial would not adequately address the approval deficiency and instead, requested a pre-approval cardiovascular outcomes trial that we believe is unprecedented and would generate significantly more information than is necessary or feasible. Additionally, the DMEP stated that it would not consider approving Contrave for a narrowed population without first reviewing data from a cardiovascular outcomes trial. Finally, the DMEP indicated that it intends to hold a general advisory committee early next year to discuss cardiovascular assessment for obesity therapeutics, and that any agreement reached on the design of a cardiovascular outcomes trial would be subject to change following the DMEP’s interpretation of the input received at the 2012 advisory committee.

Unless and until we identify and acquire or in-license additional product candidates, our near-term success is substantially dependent on the approval of the Contrave NDA. The CRL and subsequent feedback from DMEP could prevent the approval of Contrave for the treatment of obesity. Conducting the randomized, double-blind, placebo-controlled trial that is requested in the CRL and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that could require the expenditure of substantial resources. We are appealing the DMEP’s responses through the formal dispute resolution process but can provide no assurance that such appeal will be successful. We do not have sufficient cash or other resources to conduct the type of trial requested in the CRL, and if we were to conduct such a cardiovascular outcomes trial, we can provide no assurance the results of such trial would support approval of the NDA or that the DMEP’s interpretation of the input received from the 2012 advisory committee would not require further trials. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in an additional six month review cycle by the FDA.

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

There can be no assurance we will be able to conduct the activities necessary to re-submit our NDA for Contrave or that the FDA will approve such resubmission as a result of the factors identified. Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic. Even if we eventually receive approval of an NDA for Contrave, the FDA may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA also may approve Contrave for fewer or more limited indications or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we and our collaborative partner believe is necessary or desirable for the successful commercialization of Contrave. Any failure to obtain regulatory approval of Contrave would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue), would potentially harm the development prospects of Empatic and would have a material and adverse impact on our business.

Our clinical trials may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.*

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. The CRL we received from the FDA in January 2011 and the guidance we received from the DMEP in May 2011 indicated that the FDA could not approve the Contrave NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We do not have sufficient cash or other resources to conduct the type of trial requested in the CRL, and even if we conduct such a cardiovascular outcomes trial for Contrave, the evidence we gather from this trial may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. In addition, if we conduct such a trial prior to the DMEP’s interpretation of the input it receives from the 2012 advisory committee, we may be required by the DMEP to conduct further or modified trials as a result of the DMEP’s interpretation of such inputs.

The FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. While we believe the design of our pivotal clinical trials for Contrave is consistent with the recommendations made by the FDA in the draft guidance and that the pivotal clinical trials have met the efficacy and safety requirements, the FDA may not agree with our interpretation of the results from the Contrave pivotal Phase III clinical trials. It is also possible that the FDA will change its guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the pre-approval cardiovascular outcomes trial currently requested in the CRL), or create other requirements that could have the effect of preventing or delaying approval. We understand that the FDA plans to discuss these issues at an advisory committee meeting, yet to be scheduled, in 2012. We cannot be assured of the outcome of that meeting or its effect on the draft guidance or on the development and approvability of our obesity product candidates.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development of Empatic. Based on the outcome of discussions with the FDA regarding the Contrave NDA and as part of our updated corporate strategy, we plan to evaluate next steps for the Empatic program. We have not yet commenced any Phase III clinical trials for this product candidate and do not intend to initiate any further clinical trials with respect to either Contrave or Empatic in the United States until a clear and feasible path to regulatory approval is identified.

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

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program.*

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a cardiovascular outcomes trial to Empatic as well or whether the general advisory committee to be convened by the DMEP in 2012 will result in other such requirements. If we do conduct such a trial for Contrave, the evidence we gather from this trial may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development and have not currently identified any other products or product candidates which are suitable for in-licensing or acquisition.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our current or future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. For example, the cardiovascular outcomes trial the FDA has requested us to conduct, if conducted, may demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave adversely affect the drug’s benefit-risk profile and could delay or prevent the regulatory approval of Contrave. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Further, if any of our current or future product candidates receives marketing approval and we or others, including our collaborative partner, identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

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

There are labeled adverse side effects to the individual use of bupropion, naltrexone and zonisamide.*

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

Our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, to commercialize Contrave in the United States, Canada and Mexico, may be terminated as a result of the FDA positions taken for Contrave.*

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. We cannot be certain that our collaboration with Takeda will continue, particularly in light of the feedback from the FDA concerning Contrave and the substantial additional development requirements in order to resubmit an NDA for Contrave. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of Contrave, and even if we elected to pursue further development and commercialization of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Even if the collaboration agreement is not terminated early, our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

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

We rely primarily on third parties to assist us in the preparation of our regulatory applications and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We currently rely on third parties to assist us with a variety of matters related to the preparation of our regulatory applications. In the future we may depend on CROs and independent clinical investigators to conduct our clinical trials, including any cardiovascular outcomes trial we may conduct. The third parties with which we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. We submitted a REMS to the FDA as part of our NDA for Contrave that includes a Medication Guide that would be distributed to patients. The FDA may require a more restrictive REMS. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, the FDA confirmed in the CRL for Contrave that it will require a cardiovascular outcomes trial for Contrave prior to approving the drug. We are unable to predict whether the FDA may extend this requirement to Empatic or if the FDA will request additional clinical trials be conducted after either product candidate receives regulatory approval. We may not have the resources to conduct such additional clinical trials, including the cardiovascular outcomes trial for Contrave or for Empatic, if required, and our ability to comply with the FDA requirements may be negatively impacted.

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

If the suppliers upon whom we rely for active pharmaceutical ingredients, or API, fail to produce such ingredients in the volumes that we or our collaborative partner require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our collaborative partner may face delays in the development or commercial launch of our product candidates.*

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay our development programs or commercial launch of our product candidates, if approved.

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

In December 2009, we entered into a supply agreement with Chemi, S.p.A, or Chemi, pursuant to which Chemi will manufacture commercial supplies of bupropion for use in our drug products. The initial term of the supply agreement commenced retroactively in November 2009 and shall continue in effect until the date that is four years from the date we first receive marketing approval from the FDA or other governmental agency, or similar regulatory agency or commission in any foreign state or territory for our drug product containing bupropion. This initial term shall be automatically renewed for additional two year terms unless we provide specified written notice of our intent to terminate to Chemi prior to the expiration of the initial term or any extension term, as applicable. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, (c) the supply agreement is assigned for the benefit of creditors, (d) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling bupropion or our drug product containing bupropion, (e) our drug product containing bupropion fails during clinical trials and we withdraw our NDA, (f) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of our drug product containing bupropion, or (g) a legal proceeding shall be instituted against Chemi, which is reasonably likely to materially adversely affect Chemi’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our and our current and any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our current or any future collaborative partner may not be able to successfully commercialize our product candidates, any commercial launch could be delayed and/or we and such collaborative partner may be unable to meet demand for our products and would lose potential revenues.

If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we and our current and any future collaborative partner require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and such collaborative partner may face delays in the development and commercialization of our product candidates.*

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the API from our API suppliers, the tablets combining those components and the bottles used to package these tablets for use in clinical trials.

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us and, subject to our payment of certain termination amounts, we may also terminate the manufacturing agreement with specified prior written notice to Patheon. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us; or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, Vivus, Inc. and Zafgen, Inc., as well as Arena’s partner, Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009 and in October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received CRLs from the FDA regarding their respective NDAs. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

Our current product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability and our collaborative partner’s ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.*

Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave and Empatic are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Such off-label prescriptions could significantly diminish the market potential of our products and significantly impact our ability and our collaborative partner’s ability to generate revenues.

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

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration or co-promotion arrangements, we may not be able to effectively market and sell Contrave outside the United States, Canada or Mexico or Empatic or any future products or product candidates, if approved, and our ability to generate revenues may be delayed or limited.*

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into a collaboration agreement with Takeda in September 2010 to develop and commercialize Contrave in the United States, Canada and Mexico. In order to expand the market opportunity outside of these countries for Contrave and to address the commercialization of Empatic, if approved, we must either establish additional sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into additional collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration or co-promotion arrangements for Contrave outside the United States, Canada and Mexico or for Empatic or future products, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these areas, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave outside the United States, Canada and Mexico and/or Empatic or other future products will be limited and as a result our competitors may be more successful in marketing and selling their products in these areas. Even if we do enter into additional collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product candidates in these areas. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave outside the United States, Canada and Mexico or from sales of Empatic or other future products.

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.*

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our then-planned NDA for Contrave would rely, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the recent development with our Contrave NDA and our workforce reductions completed in February and June 2011. If, as a result of the in-licensing or acquisition of additional technologies, product candidates and/or products, we need to recruit qualified personnel, including scientific staff and scientific advisors to expand our workforce, we may be unable to attract or retain such personnel on acceptable terms, if at all. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of our current or future product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have recently shifted our focus to expanding our pipeline of product candidates through one or more in-license, asset acquisition or merger transactions. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2011, we had an accumulated deficit of approximately $337.8 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	identify and in-license or acquire new technologies, product candidates and/or products;

•	successfully complete future trials for Contrave and Empatic, including any cardiovascular outcomes trial that we may conduct for Contrave;

•	obtain regulatory approval for Contrave and Empatic or other product candidates we may in-license or acquire;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave, if approved, in the United States, Canada and Mexico; and

•

identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or any other future products or market and sell Contrave outside the United States, Canada and Mexico, if approved.

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

We will need to raise additional funds and/or enter into an additional collaborative or other agreement in order to fund any pre-approval clinical trials required for Contrave, commercialize Contrave outside the United States, Canada and Mexico or continue the development of Empatic or any other future product candidates, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic or any other future product candidates.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

•	fund the in-licensing or acquisition of additional technologies, product candidates and/or products;

•	fund the cardiovascular outcomes trial for Contrave the FDA requested we conduct prior to any approval of our NDA for Contrave and any additional pre-approval clinical trials required for Contrave;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of marketing applications, including any Phase III clinical trials for Empatic;

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, cost and timing of the additional clinical trials required for Contrave and Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses;

•

the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic or any other product candidates that we may in-license or acquire;

•

the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave if and when it is approved for marketing or any other product candidates that we may in-license or acquire, should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Contrave and Empatic, if at all; and

•	the successful commercialization of our products.

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

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.*

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities and may impair our ability to in-license or acquire potential products and/or product candidates. Debt, receivables and royalty financings may also be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.*

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds, if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.50 to a high sale price of $3.52. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	our success or failure to in-license or acquire suitable additional products and/or product candidates;

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2011, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our stock.*

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. In addition, Duke has filed international counterparts to the Gadde patent that have issued as patents in several countries and are currently pending in others; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic. The PCT filing has matured into patent applications in Europe and Japan, and thus we now have patent applications pending in those countries (along with certain other foreign countries and the United States). However, we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

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

We have in-licensed all or a portion of the rights to our current product candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our product candidates.*

We have in-licensed and otherwise contracted for rights to our current product candidates, and we may enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we or our current or any future collaborative partner fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results. For example, our license agreement with Dr. Dante requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize Contrave. To the extent we are unable to comply with these obligations, the license may be terminated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
10.1†	Amendment No. 3 to the License Agreement dated June 8, 2011 by and between the Registrant and Duke University
10.2(3)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A Narachi
10.3(3)	Form of Amendment No. 1 to Employment Agreement between the Registrant and Mark Booth
10.4(4)	2007 Equity Incentive Plan of the Registrant, as amended and form of stock option agreement thereunder
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.

(4)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 8, 2011	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
10.1†	Amendment No. 3 to the License Agreement dated June 8, 2011 by and between the Registrant and Duke University
10.2(3)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A Narachi
10.3(3)	Form of Amendment No. 1 to Employment Agreement between the Registrant and Mark Booth
10.4(4)	2007 Equity Incentive Plan of the Registrant, as amended and form of stock option agreement thereunder
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.

(4)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.