Form 10-Q
period 2011-09-30
Orexigen Therapeutics, Inc.
filed 2011-11-08
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

As of November 3, 2011, the registrant had 48,084,692 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,873	$24,926
Investment securities, available-for-sale	29,962	67,440
Prepaid expenses and other current assets	897	2,502

Total current assets	64,732	94,868
Property and equipment, net	546	894
Restricted cash	612	881
Other assets	2	203

Total assets	$65,892	$96,846

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,524	$10,355
Deferred revenue, current portion	3,429	3,517
Long-term debt, current portion	—	2,416

Total current liabilities	6,953	16,288
Deferred revenue, less current portion	42,857	46,311
Other long-term liabilities	323	459
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 300,000,000 and 100,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 48,084,692 and 47,767,313 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	48	48
Additional paid-in capital	358,112	352,401
Accumulated other comprehensive income (loss)	2	(9)
Accumulated deficit	(342,403)	(318,652)

Total stockholders’ equity	15,759	33,788

Total liabilities and stockholders’ equity	$65,892	$96,846

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Collaborative agreement	$857	$286	$2,571	$286
License revenue	—	22	971	66

Total revenues	857	308	3,542	352
Operating expenses:
Research and development	1,539	8,186	11,237	21,753
General and administrative	3,907	6,624	15,870	18,827

Total operating expenses	5,446	14,810	27,107	40,580

Loss from operations	(4,589)	(14,502)	(23,565)	(40,228)
Other income (expense):
Interest income	9	21	35	101
Interest expense	—	(165)	(221)	(501)

Total other income (expense)	9	(144)	(186)	(400)

Net loss	$(4,580)	$(14,646)	$(23,751)	$(40,628)

Net loss per share	$(0.10)	$(0.31)	$(.49)	$(0.86)

Shares used in computing net loss per share	48,085	47,440	48,012	47,295

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(23,751)	$(40,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	348	354
Amortization of premium on securities available-for-sale	702	580
Amortization of debt issuance costs	191	201
Stock-based compensation	5,259	6,749
Deferred revenue	(3,542)	49,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,605	(321)
Accounts payable and accrued expenses	(6,845)	(3,633)
Other assets	10	48
Deferred rent	(122)	(78)

Net cash provided by (used in) operating activities	(26,145)	12,920
Investing activities
Purchases of securities available-for-sale	(43,737)	(96,193)
Maturities of securities available-for-sale	80,524	57,890
Purchases of property and equipment	—	(21)
Restricted cash	269	409

Net cash provided by (used in) investing activities	37,056	(37,915)
Financing activities
Proceeds from issuance of common stock	452	767
Payments on borrowings on long-term debt	(2,416)	(5,058)

Net cash used in financing activities	(1,964)	(4,291)

Net increase (decrease) in cash and cash equivalents	8,947	(29,286)
Cash and cash equivalents at beginning of period	24,926	37,658

Cash and cash equivalents at end of period	$33,873	$8,372

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of September 30, 2011, had an accumulated deficit of $342.4 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company will need to continue to raise additional equity or debt financing. Management believes that it has sufficient capital to fund operations through at least the next 12 months, excluding any required funds needed to conduct a cardiovascular outcomes trial for Contrave®.

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

Revenue Recognition

The Company has entered into agreements with Takeda Pharmaceutical Company Limited (“Takeda”) and Cypress Bioscience, Inc. (“Cypress”) which contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. When determining the revenue recognition, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. If the required ongoing obligations involve minimal or no cost effort, nonrefundable upfront fees would be recognized upon receipt. Otherwise, nonrefundable upfront fees are recognized over the period the related services are provided or over the period the Company has significant involvement. Milestone payments are recognized as revenue upon achievement of pre-defined events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) (“ASU No. 2011-05”). ASU No. 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. If and when the Company enters into a new collaboration or materially modifies an existing collaboration, the Company will be required to apply the new multiple-deliverable guidance. The Company adopted this guidance as of January 1, 2011. The adoption did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The guidance does not preclude the application of any other applicable revenue guidance. The Company adopted this guidance as of January 1, 2011. The adoption did not have a material impact on the Company’s financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to common stockholders	$(4,580)	$(14,646)	$(23,751)	$(40,628)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	48,085	47,440	48,012	47,295

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.31)	$(0.49)	$(0.86)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock options	10,540	8,523	10,540	8,523

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$7,720	$1	$(1)	$7,720
U.S. Treasury securities	Less than 1	5,806	3	—	5,809
U.S. government agency securities	Less than 1	16,434	1	(2)	16,433

Total investment securities		$29,960	$5	$(3)	$29,962

December 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$755	$—	$—	$755
U.S. Treasury securities	Less than 1	12,825	1	(1)	12,825
U.S. government agency securities	Less than 1	53,869	2	(11)	53,860

Total investment securities		$67,449	$3	$(12)	$67,440

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2011 and 2010.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and U.S. Treasury securities as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

	Balance as of September 30, 2011	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds/U.S. Treasury securities	$39,682	$39,682	$—	$—
Corporate debt obligations	7,720	—	7,720	—
U.S. government agency securities	16,433	—	16,433	—

Total financial instruments owned	$63,835	$39,682	$24,153	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2011	December 31, 2010
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	533	533
Leasehold improvements	5	597	597
Laboratory equipment	5	44	44

		2,276	2,276
Less accumulated depreciation and amortization		(1,730)	(1,382)

		$546	$894

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$820	$3,109
Accrued compensation related expenses	2,172	5,383
Accrued debt exit fee	—	1,190
Accrued preclinical and clinical trial expenses	23	202
Accrued legal and professional expenses	371	291
Other accrued liabilities	138	180

	$3,524	$10,355

8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss, as reported	$(4,580)	$(14,646)	$(23,751)	$(40,628)
Unrealized gains (losses) on marketable securities	(4)	(10)	11	10

Comprehensive loss	$(4,584)	$(14,656)	$(23,740)	$(40,618)

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2011 and 2010 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative	$1,070	$1,766	$3,965	$4,292
Research and development	320	660	1,294	2,457

	$1,390	$2,426	$5,259	$6,749

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (in years)	6.0	6.0	6.0	6.0
Expected volatility	76.7%	64.0%	76.0%	64.0
Risk-free interest rate	1.9%	1.8%	2.0%	2.4%
Expected dividend yield	—	—	—	—

In June 2011, to provide incentive to the employees of Orexigen to continue their employment with the Company, the Company announced an option exchange program. Under the exchange program, eligible optionholders had an opportunity to exchange eligible stock options for a new stock option issued under the Company’s 2007 equity incentive award plan. The exercise price of the new option was $1.66 per share, which was the closing price of the Company’s common stock as reported by the Nasdaq Global Market on the first business day after the expiration date of the exchange offer. New options granted to employees vest over four years, with the shares vesting in equal monthly installments over 48 months. On July 22, 2011, the eligible optionholders exchanged options exercisable for an aggregate of 7,407,634 shares of common stock in the program. On July 25, 2011, the Company issued new stock options exercisable for an aggregate of 7,407,634 shares of common stock with an exercise price of $1.66 per share. As a result of the option exchange program, the Company will recognize additional stock-based compensation expense of $2.7 million over the four year vesting period of the new stock options starting in the third quarter of 2011.

In March 2011, to provide incentive to the employees of Orexigen to continue their employment with the Company while its management and Board work to update its corporate strategy, the Compensation Committee of the Company’s Board of Directors approved an amendment to certain outstanding option grants to provide for a one-time repricing of the exercise price of such options to purchase shares of Orexigen common stock held by the Company’s employees (the “Repricing”). The Repricing affected an aggregate of 1,443,150 shares of Orexigen’s common stock subject to outstanding option grants (the “Affected Grants”). An aggregate of 492,357 shares subject to the Affected Grants had an original exercise price of $5.89 (the “September 2010 Grants”) and the remaining 950,793 shares had an exercise price of $9.31 (the “January 2011 Grants”). The vesting commencement date for both the September 2010 Grants and the January 2011 Grants was January 18, 2011. The Compensation Committee chose to amend the September 2010 Grants and the January 2011 Grants because they believed that the amendment of these grants would achieve the desired retentive affect for the Company’s employees given the circumstances around the Company’s recent corporate realignment. The exercise price of all Affected Grants was amended in the Repricing to $2.94, the closing price of Orexigen’s common stock on March 2, 2011. As a result of the Repricing, the Company will recognize additional stock-based compensation expense of $819,000 over the four year vesting period of the Affected Grants.

10. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a credit and security agreement with Merrill Lynch Capital. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. The Company was required to make monthly payments of principal and interest and all amounts outstanding under the credit and security agreement became due and payable on July 1, 2011, at which time the debt was paid in full. In connection with the payoff of the debt, the Company also paid an exit fee of approximately $1.2 million. During the term of the loan, interest accrued on amounts outstanding at a base rate set forth in the agreement plus an applicable margin, which ranged from 3.75% to 4.25% based on the date of borrowing.

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and nine months ended September 30, 2011 and 2010, the Company recognized revenues under this agreement of $857,000, $286,000, $2.6 million and $286,000, respectively. At September 30, 2011, deferred revenue under this agreement totaled $46.3 million.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that two regulatory/development milestone payments, $20.0 million due to the Company upon regulatory approval in the United States and $10.0 million due to the Company upon the delivery of launch supplies to Takeda, meet the definition of a milestone as 1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance, (2) there was substantive uncertainty at the date the agreement was entered into that the event will be achieved, and (3) they result in additional payments being due to the Company. The third regulatory/development milestone payment, $70.0 million due to the Company upon the first commercial sale in the United States, does not meet the definition of a milestone as Takeda is responsible for the commercialization of Contrave. Sales-based milestone payments currently do not meet these criteria and will not be classified as milestones as their achievement is solely based on the performance of Takeda. The Company has determined that the anniversary milestones do not meet the definition of a milestone as the Company believes these payments are contingent solely upon the passage of time.

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million, which was initially to be recognized over 17 years, the estimated life of the sublicensed patent.

In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue was recognized in the quarter ending March 31, 2011. For the three and nine month periods ended September 30, 2011 and 2010, the Company recognized revenues under this agreement of $0, $22,000, $971,000 and $66,000, respectively. At September 30, 2011 and December 31, 2010, deferred revenue under this agreement totaled $0 and $971,000, respectively.

Corporate Realignments

In February 2011, the Company implemented a corporate realignment of its workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. The Company took these steps due to the complete response letter it received from the FDA on January 31, 2011 regarding the New Drug Application for Contrave, the Company’s lead product candidate for the treatment of obesity. The Company incurred charges in the first quarter of 2011 of approximately $2.6 million in connection with one-time employee termination costs, including severance and other benefits. In June 2011, the Company implemented another corporate realignment of its workforce, resulting in a reduction in staff of approximately 36%, or 12 employees. The Company incurred charges in the second quarter of 2011 of approximately $1.4 million in connection with one-time employee termination costs, including severance and other benefits. For the nine months ended September 30, 2011, research and development costs included $2.6 million and general and administrative costs included $1.4 million in one-time termination costs.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of September 30, 2011, we had an accumulated deficit of $342.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we will need to continue to raise additional equity or debt financing.

In January 2011, we received a complete response letter, or CRL, from the FDA concerning our previously-submitted New Drug Application, or NDA, for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that precludes the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We have appealed the FDA decisions with respect to Contrave, and in September 2011, we received written correspondence detailing the FDA’s Office of New Drugs’, or OND, design requirements for a cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We believe that these design requirements are reasonable and feasible and provide the certainty required to reinitiate development of Contrave. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, the drug could be approved. We are planning to meet with the FDA’s review division to finalize a protocol with the objective of initiating the CVOT in the first half of 2012. At this time, we cannot quantify the development expenses associated with the CVOT.

In February 2011, we implemented a corporate realignment of our workforce, resulting in a reduction in staff of approximately 40%, or 23 employees. In June 2011, we implemented another corporate realignment of our workforce, resulting in a reduction in staff of approximately 36%, or 12 employees. We incurred charges in the first nine months of 2011 of approximately $4.0 million in connection with one-time employee termination costs, including severance and other benefits.

Revenues

We generated approximately $3.5 million in revenue in nine months ending September 30, 2011, resulting from the sublicensing of technology and amounts earned under our collaboration agreements. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For the three and nine months ended September 30, 2011, we recognized revenue of $857,000 and $2.6 million related to the Takeda agreement.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consisted primarily of costs associated with clinical trials managed by our contract research organizations, or CROs, product development efforts and manufacturing costs. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave and Empatic. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Costs of external service providers:
Obesity	$261	$5,321	$3,219	$11,195
Other	34	46	119	164

Subtotal	295	5,367	3,338	11,359
Internal costs	924	2,159	6,605	7,937
Stock-based compensation	320	660	1,294	2,457

Total research and development expenses	$1,539	$8,186	$11,237	$21,753

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with the CVOT for Contrave. Future development expenses will depend on the scope and timing of the CVOT and any other additional clinical trials for Contrave, if any, our financial resources, as well as decisions made with respect to our Empatic program and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the CVOT, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. In addition, we cannot forecast with any degree or certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Any failure by us or delay in completing our clinical trials, including the CVOT, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect any of our current product candidates to be commercially available in major markets for several years, if at all.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate general and administrative expenses to remain unchanged as we continue to pursue the development of Contrave and Empatic.

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

There were no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

Revenues. Revenues for the three months ended September 30, 2011 and 2010 were $857,000 and $308,000, respectively. The increase of $549,000 was due to additional revenue recognized under the collaboration agreement with Takeda in the three months ended September 30, 2011.

Research and Development Expenses. Research and development expenses decreased to $1.5 million for the three months ended September 30, 2011 from $8.2 million for the comparable period during 2010. This decrease of approximately $6.7 million was due primarily to a decrease in license fees of $3.0 million, a decrease in salaries and personnel related costs of $1.2 million, a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities of $1.2 million and a decrease in expenses of $894,000 related to the reduction in costs incurred in connection with the preparation for our NDA filing for Contrave in the quarter ended September 30, 2011 as compared to same period in 2010.

General and Administrative Expenses. General and administrative expenses decreased to $3.9 million for the three months ended September 30, 2011 from $6.6 million for the comparable period during 2010. This decrease of approximately $2.7 million was due primarily to a decrease in salaries and personnel related costs of $856,000, and a decrease in stock-based compensation expense of $697,000, a decrease in medical affairs expense of $398,000 and a decrease in costs related to professional services of $266,000.

Interest and Other Income. Interest income decreased to $9,000 for the three months ended September 30, 2011 from $21,000 for the comparable period during 2010. This decrease of $12,000 was due to lower interest rates and a decrease in investment balances as compared to the same period in 2010.

Interest Expense. Interest expense decreased to zero for the three months ended September 30, 2011 from $165,000 for the comparable period during 2010. This decrease of $165,000 was due to the debt being paid in full in July 2011.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

Revenues. Revenues for the nine months ended September 30, 2011 and 2010 were $3.5 million and $352,000, respectively. The increase of approximately $3.1 million was due to the revenue recognized under the collaboration agreement with Takeda of $2.6 million and the recognition of the remaining deferred revenue of $971,000 due to the termination of the license agreement with Cypress in January 2011.

Research and Development Expenses. Research and development expenses decreased to $11.2 million for the nine months ended September 30, 2011 from $21.8 million for the comparable period during 2010. This decrease of approximately $10.6 million was due primarily to a decrease in license fees of $2.9 million, a decrease in expenses of $2.9 million related to the reduction in costs incurred in connection with the preparation for our NDA filing for Contrave in the nine months ended September 30, 2011 as compared to same period in 2010, a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities of $2.2 million, a decrease in salaries and personnel related costs of $1.2 million and a decrease in stock-based compensation expense of $1.2 million. Research and development expenses for the nine months ended September 30, 2011 included employee termination costs of $2.6 million as a result of the corporate realignments.

General and Administrative Expenses. General and administrative expenses decreased to $15.9 million for the nine months ended September 30, 2011 from $18.8 million for the comparable period during 2010. This decrease of approximately $2.9 million was due primarily to a decrease in market research costs of $1.1 million and a decrease in medical affairs expense of $793,000 and a decrease in stock-based compensation expense of $328,000. General and administrative expenses for the nine months ended September 30, 2011 included employee termination costs of $1.4 million as a result of the corporate realignment.

Interest and Other Income. Interest income decreased to $35,000 for the nine months ended September 30, 2011 from $101,000 for the comparable period during 2010. This decrease of $66,000 was due to lower interest rates and a decrease in investment balances as compared to the same period in 2010.

Interest Expense. Interest expense decreased to $221,000 for the nine months ended September 30, 2011 from $501,000 for the comparable period during 2010. This decrease of $280,000 was primarily due to a decrease in interest expense resulting from a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services in 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2011, we received net proceeds of approximately $320.2 million from the sale of shares of our preferred and common stock as follows:

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

As of September 30, 2011, we had $33.9 million in cash and cash equivalents and an additional $30.0 million in investment securities, available-for-sale. As of September 30, 2011, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $26.1 million for the nine months ended September 30, 2011 and the net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2010. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees. In September 2010, we received an upfront payment of $50.0 million from Takeda.

Net cash provided by investing activities was $37.1 million for the nine months ended September 30, 2011 and net cash used in investing activities was $37.9 million for the nine months ended September 30, 2010. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $2.0 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively. The net cash used in financing activities was a result of the payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended and was partially offset by proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We may incur substantial additional development expenses to conduct the CVOT. Specifically, the CVOT design outlined by the FDA requires that the trial be powered based on an intent-to-treat analysis, along with criteria for interpreting the results at interim and final analyses that are similar to those that are applied to diabetes drugs. Specifically, FDA advised that the trial enroll a population of overweight and obese patients with an estimated background rate of 1.0-1.5% annual risk of major cardiovascular events. We estimate that the entire study would require less than 10,000 patients and that we would complete the interim analysis within two years following the trial’s commencement. We plan to meet with the FDA review division to finalize a protocol with the objective of initiating the CVOT in the first half of 2012. At this time, we cannot quantify the development expenses associated with the CVOT.

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

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•

the scope, cost and timing of the CVOT and any other additional clinical trials required for Contrave and Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

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

In December 2006, we entered into a credit and security agreement with Merrill Lynch Capital. GE Healthcare Financial Services acquired a portfolio of loans from Merrill Lynch Capital in 2008, and the credit and security agreement, as amended, was subsequently assigned to GE Healthcare Financial Services. The agreement, as amended, provided for potential borrowing of up to $25.0 million.

We drew down $10.0 million, $8.0 million and $5.8 million under the credit and security agreement in March 2007, December 2007 and December 2008, respectively. Under the credit and security agreement, we were required to make monthly payments of principal and interest and all amounts outstanding became due and payable on July 1, 2011, at which time we repaid the outstanding debt in full. In connection with the payoff of the debt, we also paid an exit fee of approximately $1.2 million. During the term of the loan, interest accrued on amounts outstanding under the agreement at a base rate set forth in the agreement plus an applicable margin, which ranged from 3.75% to 4.25% based on the date of borrowing.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least the next 12 months, excluding any required funds needed to conduct the CVOT.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2011 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale, and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for Contrave, Takeda Pharmaceutical Company Limited, or Takeda, are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for Contrave. The CRL indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. Our near-term success is substantially dependent on the approval of the Contrave NDA.

In May 2011, we met with the FDA to gain clarity regarding the approval deficiency indicated in the CRL. In connection with this meeting we submitted a specific proposal to address the theoretical cardiovascular risk cited in the approval deficiency and also explored approval for a narrowed indication in patients with lower cardiovascular risk until data from the proposed outcomes trial could be reviewed for label expansion. The Division of Metabolic and Endocrinologic Products, or DMEP, advised us that the proposed randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, would not adequately address the approval deficiency and instead requested a CVOT that we believe is unprecedented and would generate significantly more information than is necessary or feasible. Additionally, the DMEP stated that it would not consider approving Contrave for a narrowed population without first reviewing data from a CVOT. Finally, the DMEP indicated that it intends to hold a general advisory committee early next year to discuss cardiovascular assessment for obesity therapeutics, and that any agreement reached on the design of a CVOT would be subject to change following the DMEP’s interpretation of the input received at the 2012 advisory committee. Based on this feedback, we ceased further development with respect to either product candidate until we believed a clear and feasible path to regulatory approval was identified.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence detailing OND’s design requirements for a CVOT for Contrave that would address the CRL. We believe these design requirements are reasonable and feasible and provide the certainty required to reinitiate development of Contrave. Furthermore, the FDA stated that while it still planned to convene a public advisory committee meeting to discuss topics related to obesity drug development early next year, that meeting will not impact on the advice provided in the OND’s letter and the agency will honor the advice provided. Based on the design requirements proposed by the FDA and the FDA stance that the upcoming advisory committee would not impact our CVOT, we have reinitiated development of Contrave.

Conducting the CVOT that is set forth in the letter received in September 2011 and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that could require the expenditure of substantial resources. We plan to work closely with the FDA to finalize a protocol for the CVOT and to determine the appropriate next steps for the Contrave NDA. We do not have sufficient cash or other resources to conduct the CVOT, and we can provide no assurance that the results of the CVOT would support approval of the NDA. Nor can we provide assurance that we will be able to conduct the activities, including the CVOT, necessary to re-submit our NDA for Contrave or that the FDA will approve such resubmission as a result of the factors identified. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in an additional six month review cycle by the FDA.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials, including the CVOT, sufficient to support approval;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials, including the CVOT;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities;

•	the FDA may not approve of the formulation and/or the specifications of a product candidate; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the CVOT), or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA intends to hold an advisory committee in early 2012 to discuss obesity. Although we received written assurance from the OND that the advisory committee would not impact the advice provided in their letter, we cannot be assured of the outcome of that meeting or its effect on the draft guidance or on the development and approvability of our obesity product candidates. For example, we can provide no assurance that the DMEP’s interpretation of the input received from the 2012 advisory committee would not result in changes to the CVOT or additional trials.

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

Our clinical trials, including the CVOT, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.*

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our recent communications with the FDA, we must conduct a CVOT to assess Contrave compared to placebo on the occurrence of major adverse cardiovascular events, or MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the CVOT based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. We plan to meet with DMEP to finalize a protocol with the objective of initiating the CVOT in the first half of 2012. We can provide no assurance that the CVOT will demonstrate acceptable levels of cardiovascular risk or that the results of the CVOT trial will support approval of the Contrave NDA. Although we received written assurance from the OND that the 2012 advisory committee would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the advisory committee would not result in changes to the CVOT design or the need to conduct additional trials prior to re-submitting the Contrave NDA. Moreover, executing the CVOT may be challenging. For example, enrolling a sufficient number of patients or patients with the needed risk profile could be difficult and could delay the interim data analysis and ultimately potential approval.

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

We will need to raise additional funds and/or enter into an additional collaborative or other agreements in order to fund any pre-approval clinical trials required for Contrave, including the CVOT, commercialize Contrave outside the United States, Canada and Mexico or continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months, excluding any required funds needed to conduct the CVOT. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need to raise additional capital to:

•	fund the CVOT for Contrave that we must conduct prior to any approval of our NDA for Contrave and any additional pre-approval clinical trials required for Contrave;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of Empatic;

•

commercialize Contrave outside the United States, Canada and Mexico, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receives regulatory approval;

•	co-promote Contrave in the United States, if it receives regulatory approval; and

•	qualify and outsource the commercial-scale of our products under current good manufacturing practices, or cGMP.

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

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave if and when it is approved for marketing, should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Contrave and Empatic, if at all; and

•	the successful commercialization of our products.

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

Delays in the commencement or completion of clinical trials, including the CVOT, or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs and/or generate revenues.*

Delays in the commencement or completion of clinical trials, including the CVOT, could significantly affect our product development costs. We do not know whether clinical trials, including the CVOT, will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials, including the CVOT, can be delayed for a number of reasons, including delays related to:

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

•

recruiting and enrolling patients to participate in clinical trials, including the CVOT, for a variety of reasons, including competition from other clinical trial programs for the treatment of obesity or similar indications and the restrictions imposed by the design and length of a clinical trial, including enrolling patients with the needed risk profile with respect to the CVOT;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	the status of our collaborative relationship with Takeda with respect to any additional clinical trials required for Contrave; and

•	collecting, reviewing and analyzing our clinical trial data.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial, including the CVOT, may be suspended or terminated by us, a collaborative partner, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. For instance, following the advisory committee in 2012, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval in addition to the CVOT. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials, including the CVOT, may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of the Contrave NDA.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. For example, the CVOT may demonstrate that the risk of MACE in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile and could delay or prevent the regulatory approval of Contrave. In addition, in the CVOT trial the incidence of known side effects may occur at increased rates or new undesirable side effects may arise that could delay or prevent the regulatory approval of Contrave. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

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

We rely primarily on third parties to assist us in the preparation of our regulatory applications and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We currently rely on third parties to assist us with a variety of matters related to the preparation of our regulatory applications. In the future we may depend on CROs and independent clinical investigators to conduct our clinical trials, including the CVOT we intend to conduct. The third parties with whom we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ components using the active pharmaceutical ingredients, or API, from our API suppliers, the tablets combining those components and the bottles used to package these tablets for use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes required on a timely basis, we may face delays in the development of our product candidate.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations, which include product specification requirements established by the FDA and stability requirements in other foreign countries that our current product candidate formulation may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, our ability or our collaborative partner’s ability to provide product candidates to patients in our and our current and any future collaborative partner’s clinical trials, including the CVOT, or to commercially launch a product candidate would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, including the CVOT, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully complete the CVOT or any other required clinical trials or commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the CVOT, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our or our current or any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our current and any future collaborative partner may be unable to meet demand for our products and would lose potential revenues.

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

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program.*

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the general advisory committee to be convened by the DMEP in 2012 will result in other such requirements. If we do conduct such a trial for Contrave, the evidence we gather from this trial may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. We submitted a risk evaluation and mitigation strategy, or REMS, to the FDA as part of our NDA for Contrave that includes a Medication Guide that would be distributed to patients. The FDA may require a more restrictive REMS. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, we are unable to predict whether the FDA may require a CVOT for Empatic or if the FDA will request additional clinical trials be conducted after either product candidate receives regulatory approval. We may not have the resources to conduct such additional clinical trials, including the CVOT for Contrave or for Empatic, if required, and our ability to comply with the FDA requirements may be negatively impacted.

Manufacturers of drug products and their facilities are also subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations. If we, a collaborative partner or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (including a change or revision to the specifications set forth in the facility’s drug master file, or DMF), a regulatory agency may impose restrictions on that product, the manufacturer, our collaborative partner or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, a collaborative partner, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue Warning Letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials, including the CVOT;

•	refuse to approve pending applications or supplements to applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us or our collaborative partner to initiate a product recall.

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

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to complete any additional required clinical trials, including the CVOT, for and launch and continue to commercialize Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the CVOT, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our and our current and any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our current or any future collaborative partner may not be able to successfully commercialize our product candidates, any commercial launch could be delayed and/or we and such collaborative partner may be unable to meet demand for our products and would lose potential revenues.

We are dependent on our collaboration with Takeda Pharmaceutical Company Limited, or Takeda, to commercialize Contrave in the United States, Canada and Mexico, and, if our NDA for Contrave is approved by the FDA, to further develop Contrave. This collaboration may place the commercialization and, if applicable, the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business.*

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. We cannot be certain that our collaboration with Takeda will continue, particularly in light of the feedback from the FDA concerning Contrave and the substantial additional development requirements in order to resubmit an NDA for Contrave. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of Contrave, and even if we elected to pursue further development and commercialization of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

•	Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to the post-approval development or commercialization of Contrave;

•	we and Takeda could disagree as to pre-approval or post-approval development plans and Takeda may delay clinical trials, including the CVOT or stop a clinical trial, including the CVOT;

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, Vivus, Inc., and Zafgen, Inc., as well as Arena’s partner, Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009 and in October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received CRLs from the FDA regarding their respective NDAs. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.*

The use of our product candidates in clinical trials, including the CVOT, and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health-care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

We have in the past obtained product liability insurance coverage for our clinical trials and we intend to obtain product liability insurance coverage for the CVOT. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of our historical regulatory interactions with our Contrave NDA and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of our product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials, including the CVOT for Contrave or Empatic could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. In addition, Duke has filed international counterparts to the Gadde patent that have issued in several countries and are currently pending in others; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic. U.S. patent number 7,754,748, which issued in July 2010, protects the use of zonisamide SR for reducing weight in overweight and obese subjects. The PCT filing has matured into patent applications in Europe and Japan, and thus we now have patent applications pending in those countries (along with certain other foreign countries and the United States). However, we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2011, we had an accumulated deficit of approximately $342.4 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for Contrave and Empatic, including the CVOT that we intend to conduct for Contrave;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave, if approved, in the United States, Canada and Mexico; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell Contrave outside the United States, Canada and Mexico, if approved.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our two existing product candidates or future development programs;

•	regulatory developments affecting our product candidates or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials, including the CVOT, or funding support;

•	any intellectual property infringement lawsuit in which we may become involved; and

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

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.*

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities and may impair our ability to in-license potential products and/or product candidates. Debt, receivables and royalty financings may also be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.22 to a high sale price of $2.68. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for Contrave, or failure to receive regulatory approval for any of our product candidates;

•	the results from our clinical trials, including the CVOT;

•	announcements regarding our competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our collaborative relationship with Takeda;

•	announcements regarding bupropion, naltrexone or zonisamide;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 1, 2011, our executive officers and directors and their affiliates together controlled approximately 28% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our Contrave NDA or clinical trial results, including the CVOT. Any adverse determination in such litigation could subject us to significant liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USSE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 8, 2011	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.