Form 10-K
period 2011-12-31
Orexigen Therapeutics, Inc.
filed 2012-03-13
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $55.5 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2012, the Registrant had 67,742,396 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2011.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART 1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential,” “probability” or other similar expressions that are intended to qualify forward-looking statements. These statements include but are not limited to statements regarding: a clear and feasible path forward for Contrave®; the Special Protocol Assessment and the protocol for, and the timing and feasibility of, the Contrave cardiovascular outcomes trial, or CVOT; the initiation of enrollment for the CVOT late in the second quarter of 2012; the expected rate of enrollment of the CVOT; the probability of success of the CVOT; the potential for, and timing of, resubmission and approval of a New Drug Application, or NDA, for Contrave based on interim results of the CVOT; the prospects for, and timing of, ultimate approval of an NDA for Contrave; the potential to maintain our existing North American collaboration with Takeda Pharmaceutical Company Limited; estimates of the potential market for our product candidates; the sufficiency of our existing cash to fund our operations through potential approval of Contrave in 2014; the development plan for Empatic™; the scope of our intellectual property protection; and estimates of the capacity of manufacturing and other facilities to support our product candidates. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.”

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

Item 1. Business.

Overview

Orexigen® Therapeutics, Inc. (“Orexigen”, “we”, “our” and “us”) is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials and for which a New Drug Application, or NDA, has been submitted and reviewed by the U.S. Food and Drug Administration, or FDA, and Empatic™, which has completed Phase II clinical trials. We received a complete response letter, or CRL, for the Contrave NDA in January 2011. In early February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the cardiovascular outcomes trial, or CVOT, we plan to initiate late in the second quarter of 2012.

Contrave is a combination of two well-established drugs, bupropion and naltrexone, each in a sustained release, or SR, formulation. Bupropion is a widely prescribed antidepressant and smoking cessation medication;

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

Both Contrave and Empatic regulate appetite and energy expenditure through the central nervous system, or CNS. Results from our clinical trials to date for both Contrave and Empatic have supported our understanding regarding CNS regulation of appetite and energy expenditure. All four Phase III clinical trials evaluating Contrave met their co-primary endpoints as well as key secondary endpoints, showing a significant reduction in body weight, improvements in cardiovascular and metabolic risk factors and reductions in selected food craving measures. In these four 56-week, randomized, double-blinded, placebo-controlled trials, which together formed our Contrave Obesity Research, or COR, program, Contrave was generally well tolerated by patients, with an overall safety profile that was consistent with its individual components. We believe the results from the COR program of more than 4,500 patients exceed the FDA’s categorical efficacy benchmark for clinically significant weight loss. Results from our Phase II and Phase IIb clinical trials evaluating Empatic have also demonstrated what we believe to be robust efficacy and acceptable safety and tolerability. Our latest Phase IIb clinical trial for Empatic was a 24-week, double-blind, randomized, placebo-controlled trial that evaluated 729 patients. This Phase IIb trial met its primary efficacy endpoint by demonstrating statistically significant greater weight loss for both Empatic doses administered in the trial compared to monotherapies and placebo. We plan to evaluate next steps for the Empatic program once we have had an opportunity to review what the regulatory outcome is for Vivus, Inc.’s product candidate, which is a combination product for the treatment of obesity that also contains an anti-convulsant.

We submitted an NDA for Contrave to the FDA in March 2010. As part of our NDA for Contrave, we submitted a risk evaluation and mitigation strategy, or REMS, to the FDA that includes a Medication Guide that would be distributed to patients. In December 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee, or the EMDAC, voted 13 to 7 that the available clinical data adequately demonstrate that the potential benefits of Contrave outweigh the potential risks when used long-term in a population of overweight and obese individuals and supported approval. The EMDAC also voted 11 to 8 (with one EMDAC member abstaining from the vote) that a dedicated study to examine the drug’s effect on risk for major adverse cardiac events should be conducted as a post-approval requirement versus pre-approval. In January 2011, we received a CRL from the FDA regarding our NDA for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that preclude the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We disputed the FDA decisions in the CRL with respect to Contrave. In September 2011, we received written correspondence detailing the FDA’s Office of New Drugs’, or OND, design requirements for a CVOT for Contrave that would address the CRL. We believe that these design requirements are feasible and provide the certainty required to continue the development of Contrave. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, Contrave could be approved prior to completion of the CVOT. In early February we reached agreement with the FDA on the SPA for the CVOT. We expect to initiate the CVOT late in the second quarter of 2012.

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

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote Contrave to these physicians, in September 2010, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize Contrave in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote Contrave in the United States. We currently retain marketing rights for Contrave outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico and/or for Empatic with the sales force and marketing resources to adequately address the large primary care physician audience. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts for Empatic, outside the United States Canada and Mexico for Contrave, or in connection with our option to co-promote Contrave in the United States.

The Obesity Epidemic

Obesity is a serious condition that is growing in prevalence and afflicts populations worldwide. In 1980, approximately 15% of the adult population in the United States was obese, according to the National Health and Nutrition Examination Survey, or NHANES. By 2008, the obesity rate had more than doubled to approximately 34% of the U.S. adult population, according to the United States Centers for Disease Control and Prevention, or the CDC. In addition, according to NHANES, in 2006, 33% of U.S. adults were overweight. According to a November 2009 report from the United Health Foundation, the American Public Health Association and Partnership for Prevention, it is estimated that by 2018, 43% of the U.S. adult population will be obese.

The growing prevalence of obesity has increasingly been recognized as a significant public health problem. In 2004, the CDC identified obesity as the number one health threat and one of the leading causes of preventable deaths in the United States. Approximately 300,000 deaths per year in the United States are associated with obesity, according to the Department of Health and Human Services, or HHS. Obesity is also a significant health problem outside of the United States. According to the World Health Organization, there are as many as 1.5 billion people worldwide considered to be overweight, of whom at least 500 million are estimated to be obese.

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

Limitations of Current Obesity Therapies

Treatments for obesity consist of behavioral modification, pharmaceutical therapies and surgical interventions including device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity according to the National Institutes of Health. However, the rigors of behavioral modification often cause significant attrition over time and thus often results in regaining weight. When pharmaceutical therapies are recommended, it is generally after behavioral modification alone has failed. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for obese individuals with a Body Mass Index, or BMI, over 40. Surgery can be associated with significant side effects, potential complications including mortality, and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA.

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

Orlistat is marketed in the United States by Genentech, Inc. under the brand name Xenical®. An extensive meta-analysis of various clinical trials published in the Annals of Internal Medicine in April 2005 reported that orlistat produces average weight loss of approximately 2.89 kg. Orlistat is associated with gastrointestinal side effects, the nature of which can be socially constraining, as evidenced in the FDA approved product information. These include flatulence, fecal incontinence and urgency. Orlistat was also launched in 2007 by GlaxoSmithKline in over-the-counter form at half the prescribed dose under the brand name allí®.

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

Existing products cause some weight loss for most patients. We believe their modest effect stems from their failure to address these natural compensatory mechanisms in the body. As a result, most of these products have been vulnerable to a weight loss plateau typically seen after several months of therapy. In addition, they generally do not address the behavioral elements that contribute to unhealthy eating behaviors and, ultimately, obesity. We believe our product candidates sustain weight loss by preventing the body’s natural tendency to counteract efforts to lose weight. In addition, with Contrave in particular, we are attempting to target the underlying behavioral mechanisms of craving and reward that drive excess consumption.

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

Naltrexone was approved in the United States in 1984 for the treatment of opioid addiction and in 1994 for the treatment of alcoholism. It is marketed under the brand names Depade®, ReVia®, and in an injectable extended release formulation, Vivitrol®, which was approved in 2006 for the treatment of alcohol dependence and expanded in 2010 to include prevention of relapse to opioid dependence. Naltrexone immediate release formulation became available in generic form in the United States in 1998. Naltrexone works by blocking opioid receptors in the brain and inhibits the reinforcing aspects of addictive substances, reducing their perceived reward. Naltrexone was evaluated in the 1980s for weight loss and was shown to have negligible effects in clinical trials. However, it has been shown to negatively alter the palatability of many foods, particularly sweets, including, for example, in a study published in the October 2002 issue of Neuroscience and Biobehavioral Reviews. Nausea is a well-known side effect associated with naltrexone immediate release that affects its tolerability. In our Contrave Phase II clinical trials, we used the generic immediate release formulation of naltrexone. In our Phase III clinical trials, naltrexone was delivered in our proprietary SR formulation in order to improve its tolerability.

Bupropion was approved for marketing in the United States in 1985 for depression, marketed under the brand name Wellbutrin®, and in 1997 for smoking cessation, marketed under the brand name Zyban®. The immediate release version became available in generic form in the United States in 1999. Bupropion SR became available in generic form in the United States in 2004 and bupropion XL became available in generic form in the

United States in December 2006. Bupropion is active at the neuronal uptake site for the neurotransmitters dopamine and norepinephrine. Functionally, bupropion is thought to increase the level of dopamine activity at specific receptors in the brain, which appears to lead to a reduction in appetite and increase in energy expenditure. Bupropion is currently among the most commonly prescribed antidepressants in the United States; in 2009, its prescriptions totaled approximately 20.1 million, representing approximately 12% of the total prescriptions written for depression, according to IMS Health. Bupropion has become popular in the treatment of depression not only for its clinical efficacy, but also its attractive side effect profile relative to other antidepressants on the market. One of the reported side effects of bupropion in clinical trials for the treatment of depression was modest weight loss. Subsequently, bupropion has been studied for weight loss; results have shown approximately 3% placebo-corrected weight loss before reaching plateau, according to a study published in the October 2002 issue of Obesity Research.

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

The COR Program

We have conducted controlled Phase II and Phase IIb clinical trials for Contrave in 657 patients. Based on the results of these trials, we concluded that Contrave showed sufficient efficacy as compared to each individual monotherapy and placebo and an acceptable safety and tolerability profile to warrant continued development in pivotal Phase III clinical trials.

At our End of Phase II meeting with the FDA in October 2007, we confirmed our understanding of the NDA filing requirements for Contrave and designed our Phase III program accordingly. This understanding was further confirmed in our pre-NDA filing communications with the FDA. Our Phase III program for Contrave was comprised of four distinct clinical trials that evaluated more than 4,500 patients. Based on our Phase II and Phase IIb trial results and feedback from the FDA, these four Phase III clinical trials in the COR program were designed to assess three doses of naltrexone SR (16mg, 32mg and 48mg) in combination with a 360mg dose of bupropion SR. All trials in the COR program were 56-week, randomized, double-blind, placebo-controlled trials.

The four Phase III clinical trials in the COR program are described as follows:

•

COR-I (formerly NB-301): A trial designed to assess the safety, tolerability and efficacy of Contrave32 (32mg naltrexone SR plus 360mg bupropion SR) and Contrave16 (16mg naltrexone SR plus 360mg bupropion SR) versus placebo in 1,742 overweight/obese patients. This trial incorporated a typical diet and exercise regimen and was conducted across 34 U.S. centers.

•

COR-II (formerly NB-303): A trial designed to assess the safety, tolerability and efficacy of Contrave32 versus placebo in 1,496 overweight/obese patients. This trial incorporated a typical diet and exercise regimen and was conducted across 36 U.S. centers. After week 28, patients not achieving 5% weight loss were re-randomized in a blinded fashion to assess whether increasing the dose to Contrave48 (48mg naltrexone SR plus 360mg bupropion SR) would result in additional weight loss.

•

COR-Diabetes (formerly NB-304): A trial designed to assess the safety, tolerability and efficacy of Contrave32 versus placebo in 505 overweight/obese patients with Type 2 diabetes. This trial incorporated a typical diet and exercise regimen and was conducted across 53 U.S. centers.

•

COR-BMOD (formerly NB-302): A trial designed to assess the safety, tolerability and efficacy of Contrave32 versus placebo in 793 overweight/obese patients in combination with an intensive behavior modification protocol, including dietary counseling, behavioral therapy and exercise. This trial was conducted across nine U.S. centers. This trial included the most intensive behavior modification regimen of the COR program, which resulted, as expected, in a high degree of weight loss among placebo patients.

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

	COR-II
	ITT†			Completers**
	56 weeks‡			56 weeks‡
	Contrave32 (n=702)		Placebo (n=456)	Contrave32 (n=434)		Placebo (n=267)
Mean Weight Loss (%)	6.4	%*	1.2%	8.2	%*	1.4%
Mean Weight Loss (lbs)	13.8	*	2.9	17.5	*	3.4
Greater than or equal to 5% weight loss (%)	50.5	%*	17.1%	64.9	%*	21.7%
Greater than or equal to 10% weight loss (%)	28.3	%*	5.7%	39.4	%*	7.9%

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

The overall discontinuation rates across the COR program ranged from 42% to 51% for the Contrave treated groups compared to 41% to 50% for the placebo groups. The discontinuation rates due to adverse events across the COR program ranged from 19% to 29% for the Contrave treated groups compared to 10% to 15% for the placebo groups. The most frequent adverse events leading to discontinuation for patients taking Contrave were nausea, headache, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. The most frequently observed treatment-emergent adverse events were nausea, constipation and headache. Across the entire COR program, seven serious adverse events were attributed by investigators as possibly related to Contrave treatment. These included cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). In addition, there was one death of a patient on Contrave that was not attributed by investigators as related to Contrave treatment, but rather was attributed to a cardiovascular serious adverse event. At week 56, mean blood pressure was generally unchanged from baseline for Contrave patients, compared to placebo patients who tended to experience a slight decrease (approximately 2 mm Hg) from baseline. Contrave treatment did not appear to disrupt the normal circadian pattern of blood pressure. There was a slight increase in pulse (approximately 1 beat per minute) in Contrave patients, compared to placebo patients whose pulse was generally unchanged. There were no meaningful treatment effects on ECGs or laboratory measures including liver function tests. Treatment with Contrave was not associated with increases in symptoms of depression or suicidal ideation.

We believe that our clinical trial experience with Contrave has demonstrated and replicated the validity of our naltrexone hypothesis, specifically, that the addition of naltrexone to bupropion permits greater weight loss than bupropion alone and sustains weight loss beyond 24 weeks. Moreover, in our Phase II clinical trials, Contrave has demonstrated significantly greater weight loss than naltrexone alone as well as placebo. The rate of response (greater than 5% and 10% reduction in body weight from baseline) has also favored Contrave and provides additional support for our belief that Contrave will provide a clinically relevant alternative for clinicians and obese patients. We believe the results from the COR program exceed the FDA categorical efficacy benchmark for clinically significant weight loss, and we believe the design of the COR program is consistent with the recommendations included in the draft guidance issued by the FDA in February 2007. We submitted the Contrave NDA to the FDA in March 2010. In January 2011, we received a CRL from the FDA regarding our NDA for Contrave. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We appealed the FDA’s decisions in the CRL with respect to Contrave. In September 2011, we received written correspondence detailing the OND’s design requirements for a CVOT for Contrave that would address the CRL. We believe that these design requirements are reasonable and feasible and provide the certainty required to continue the development of Contrave. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, the drug could be approved prior to completion of the CVOT. In early February we reached agreement with the FDA on the SPA for the CVOT. We expect to initiate the CVOT late in the second quarter of 2012.

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

Cardiovascular Outcomes Trial. Because bupropion has a small but well characterized effect on blood pressure and heart rate, the FDA asked that we conduct a CVOT with the opportunity to perform an interim analysis and resubmit our NDA for potential approval based on that interim analysis. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, Contrave could be approved prior to completion of the CVOT. In early February, we reached agreement with the FDA on the SPA for the CVOT.

The CVOT is an event driven trial that will be conducted at approximately 300 sites in the United States. The primary objective of the CVOT is to assess Contrave (32 mg naltrexone sustained-release (SR)/360 mg bupropion SR (NB32)) compared to placebo on the occurrence of major adverse cardiovascular events (cardiovascular death, nonfatal myocardial infarction or nonfatal stroke), or MACE, in overweight and obese patients. Of note, weight loss is not a primary or secondary objective of this trial as it is primarily a safety trial and the efficacy benchmark has already been established as acceptable from our Phase III COR program. Approximately 10,000 patients are expected to be enrolled into a double-blind lead-in period to identify patients who exhibit characteristics predictive of lack of compliance or who do not tolerate treatment with Contrave well. Approximately 6,800 patients are expected to be enrolled to get to the interim analysis. Eligible patients will subsequently be randomized to treatment with either Contrave or placebo in a 1:1 ratio. The duration of the randomized treatment period (or patient follow-up period for those who discontinue study drug early) is estimated to be between 2-4 years for most patients. The estimated average duration of blinded study drug exposure is approximately 6 months at the time of the interim analysis, and 1.2 years as the time of the final analysis.

All patients, regardless of randomized treatment assignment, will participate in a weight management program tailored for this trial. We believe this is a significant value proposition to enhance enrollment and retention in this study. At week 16 there will be an evaluation of weight loss relative to baseline observations. At that time, patients will be discontinued from study drug if they have not lost at least 2% of their body weight or if they have sustained (e.g., at 2 or more visits) increases in blood pressure (systolic or diastolic) of 10 mm Hg or greater, so only appropriate responders move forward on study drug after week 16. The CVOT is a large but streamlined trial without frequent site visits or intensive data collection, such as on-trial blood draws. Every two months between visits beyond week 26, patients will be asked to answer specific questions pertaining to compliance and hospitalizations (potential MACE or serious adverse events (SAEs)), using an internet- or telephone-based data collection system.

An interim analysis and NDA resubmission is planned once at least 87 MACE events have occurred, which is anticipated to be less than two years from the start of the trial. If marketing approval is received for Contrave, the trial will continue toward the final analysis in the post-approval setting. The trial is designed to enroll a population of overweight and obese patients with an estimated background rate of 1.5% annual risk of MACE events. In this population, the upper bound of the 95% confidence interval should exclude a hazard ratio of 2.0 and 1.4 at the interim and final analyses, respectively. The final analysis will be conducted once at least 371 MACE events have occurred. The primary endpoint of MACE will be analyzed using the intent-to-treat, or ITT, population. An on-treatment analysis using the per protocol population will be conducted as a sensitivity analysis. The CVOT is expected to begin enrolling patients late in the second quarter of 2012.

Empatic

Empatic is a fixed dose combination of bupropion SR and zonisamide SR. The combination of bupropion and zonisamide, in our screening model, suggested a synergistic increase in POMC neuronal firing, indicating that this drug combination would enhance satiety and energy expenditure. We have also validated this synergy in rodent models of obesity. Based on the strength of these results we selected this product combination to complement our Contrave clinical development program. We hold an exclusive license to an issued U.S. patent covering the Empatic composition and methods of use in obesity, and we have filed additional patents covering various compositions, methods of use and formulations.

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

The overall discontinuation rates for patients treated with Empatic360/360 and Empatic120/360 were 40.2% and 41.9%, respectively, compared to 40.4% for the placebo group. The discontinuation rates due to adverse events for patients treated with Empatic360/360 and Empatic120/360 was 23.4% and 24.7%, respectively, compared to 13.5% for the placebo group. The most frequent adverse events, as well as those resulting in discontinuation, were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic. Specifically, infrequent reports of idiopathic neutropenia, or transient extremely low white blood cell counts, were observed. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign idiopathic neutropenia. There were no serious adverse events attributed by investigators to study drug. There were no statistically or clinically meaningful differences between Empatic and placebo on measures of cognitive function, depression, suicidality or anxiety.

In our recent discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rate data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until the conclusion of the advisory committee meeting to discuss cardiovascular safety assessment of obesity drugs in late March 2012. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In addition, the FDA provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥35 kg/m2 accompanied by at least one obesity-related comorbidity have sufficiently high risk from their excess body weight and should be studied as part of the population to enroll in the Phase III trials.

We are closely following the regulatory progress of our competitor’s product candidate, which is a combination product for the treatment of obesity that also contains an anti-convulsant. We believe the regulatory outcome and potential labeling will inform the development path and commercial prospects for Empatic. Once we have this information we may go to an End of Phase II meeting with FDA to discuss the Phase III Program.

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

To date, we have focused our clinical development efforts exclusively in the United States. However, we have also sought to establish intellectual property covering our obesity product candidates, primarily in the form of issued patents and patent application filings, in various foreign markets. We recognize that there is a significant emerging obesity market in Europe, Asia and Latin America. We continue to consider international opportunities, and appropriately prioritize these opportunities in the context of the opportunity in the United States. We expect to explore the regulatory approval and commercial potential in certain geographies outside of the United States to broaden our commercial strategy and business development efforts.

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

In addition to the Dante patents, Contrave is also currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. Each of these stems from a provisional patent application that we own but that is the subject of agreements with the Oregon Heath & Science University, or OHSU, and Duke requiring us to pay them specified royalties on sales of products covered by the patent applications. These agreements are described in further detail below. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We have also filed a number of international counterparts to these patent applications in foreign countries. The European Patent Office, or EPO, has granted the European version of the Weber/Cowley patent, which published as EP1617832 B1. This EP patent has issued in numerous countries throughout the European Union and provides coverage for Contrave until at least 2024. Additional patent applications related to Contrave remain pending in the U.S. and throughout the world.

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

We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark has been allowed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been allowed in the U.S., and is pending in Canada. The Contrave logo is also registered in Europe and Japan.

Empatic is currently protected in the United States by U.S. Patent Number 7,109,198, which is based on the work of Dr. Kishore Gadde, and which we refer to as the Gadde patent and have licensed on an exclusive basis from Duke pursuant to a patent license described in further detail below. The Gadde patent, which is expected to expire in 2023, provides basic composition of matter coverage for the Empatic zonisamide/bupropion combination and also covers methods of using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. A continuation patent application, related to the Gadde patent and also exclusively licensed to us, issued as U.S. Patent Number 7,425,571. This patent covers methods of using zonisamide (including in combination with bupropion) to cause weight loss, and provides additional coverage for methods of using Empatic to treat obesity until 2023. We have also exclusively licensed from Duke an international patent application that was filed as a counterpart to the Gadde patent in foreign countries, and this international application has now matured into national applications pending in several foreign countries. Our filings directed to formulations and use of SR zonisamide, an ingredient in Empatic, include U.S. patent number 7,754,748, which issued in July 2010, and pending patent application in certain non-PCT countries, Europe and Japan. These filings seek to provide additional protection for Empatic, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all. We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada.

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

The collaboration agreement provides that Takeda will be responsible for commercialization costs and activities. Takeda has agreed to use commercially reasonable efforts in commercializing Contrave in the United States, Canada and Mexico in addition to specified commercial diligence commitments in the first three years in the United States after product launch, if at all. Subject to certain terms and conditions, the collaboration agreement also allows us to co-promote Contrave in the United States and, subject to certain limitations, Takeda shall be responsible for certain commercialization costs associated with our co-promote sales force.

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

In addition to assigning us any rights it had in our provisional patent application directed to the Contrave combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2011, we have paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

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

In June 2011, we entered into an amendment to our license agreement. The amendment provides, among other things, for the extension of certain diligence milestones we are required to meet with respect to the development of Empatic. As of December 31, 2011, we have paid to Duke a total of approximately $100,000 to extend such diligence milestones.

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

We intend to use Patheon Pharmaceuticals and Patheon Inc., or collectively Patheon, to manufacture Contrave and placebo tablets for our CVOT. Patheon currently provides our clinical quantities on a proposal-by-proposal basis under a master agreement for pharmaceutical development services that we originally entered into in February 2007, and amended and restated in March 2010. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified time period. In addition, we may terminate the agreement immediately for any business reason. To date, we have contracted for a sufficient amount of Contrave and placebo tablets to cover the supply needs for the CVOT.

In March 2010, we entered into a manufacturing services agreement with Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase a certain percentage of our requirements for our Contrave tablet products intended for commercial sale, provided certain terms and conditions are met.

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

Patheon has produced and will produce and bottle our Contrave tablet products using naltrexone and bupropion API supplied from various sources, including but not limited to Cilag GMBH International, or Cilag, and Chemi, S.p.A, or Chemi. We intend to enter into an agreement with Almac Group for final packaging of Contrave and placebo bottles for the CVOT.

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

Orlistat is marketed in the United States by Genentech, Inc. under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that aids in the absorption of fat in the gastrointestinal tract. In 2009, Xenical accounted for approximately 151,000 prescriptions in the United States, or approximately $43 million in sales, according to IMS Health. Orlistat was launched in 2007 over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name allí. According to GlaxoSmithKline, in 2008, allí accounted for approximately $105 million in sales.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Vivus, Inc., as well as Arena’s partner Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus both filed an NDA seeking approval of their respective product candidates in December 2009 and received CRLs from the FDA regarding their respective NDAs. In October 2011 and December 2011 Vivus and Arena, respectively, resubmitted their NDAs for their respective product candidates. In February 2012, the FDA’s EMDAC recommended, by a vote of 20 to 2, that Vivus’ product candidate, Qnexa, be granted marketing approval by the FDA for the treatment of obesity in adults based on a favorable benefit-risk profile. The Prescription Drug User Fee Act, or PDUFA, date for Vivus’s product candidate is April 17, 2012 and the PDUFA date for Arena’s product candidate is June 27, 2012. With the exception of Amylin and Vivus, most of these other developmental efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early plateau of weight loss typically seen. In addition, several agents in a new therapeutic class called cannabanoid antagonists have recently failed or been withdrawn from the market.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or those with a BMI greater than 30 who are experiencing obesity-related complications such as diabetes. Recently, however, the FDA’s advisory committee for gastroenterology and urology devices convened and voted in favor of recommending to the FDA that gastric banding procedures be approved for patients with a BMI greater than 30 who are experiencing obesity related co-morbidities or patients with a BMI greater than 35 with or without obesity related co-morbidities. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Medtronic, Inc., and Satiety, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

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

Medicare

The Medicare program provides health insurance for individuals aged 65 and over and those with serious disability or end-stage renal disease, regardless of income. However, Medicare coverage of obesity treatments is limited. In the fourth quarter of 2011, the Centers for Medicare & Medicaid Services announced that the Medicare program was adding new benefit coverage for prevention with the objective of treating obesity. The new benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. The benefit includes face to face counseling for up to 12 total months. Current policy authorizes coverage of non-pharmacologic obesity treatments but only when such treatments are an integral and necessary part of a course of treatment for a co-morbid medical condition. Pursuant to this policy, in February 2006, Medicare began covering certain designated bariatric surgical services for Medicare patients with a BMI equal to or greater than 35, who have at least one co-morbidity and have been previously unsuccessful with the medical treatment of obesity. However, the policy reiterates that treatments for obesity alone are not covered because such treatments are not considered reasonable and necessary. In addition, by statute, Medicare’s prescription drug benefit does not cover either outpatient prescription weight loss drugs or over-the-counter drugs.

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

Government Regulation

In the United States, prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of such products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market.

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

Preclinical tests include laboratory evaluation, as well as animal studies to evaluate pharmacology and toxicity. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold raising concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before a clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan, protocol and informed consent forms for any clinical trial and the IRB must monitor the trial until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy Good Clinical Practice, or GCP, as set forth in the FDA guidance, and related regulations, including regulations for informed consent.

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

Because our product candidates are fixed-combination prescription drugs, we will need to comply with the FDA’s regulation that requires that we show that each component of each product to make a contribution to the claimed effects. This means that our clinical trials for our product candidates will need to evaluate the combination as compared to each component separately and to placebo. In addition, in designing our clinical trials, we will also need to consider the draft guidance for developing products for weight management issued by the FDA in February 2007, which includes recommendations on the design of clinical trials evaluating the efficacy and safety of products intended to treat obesity, and any guidance provided by the FDA following the general obesity advisory committee meeting that FDA is expected to convene in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, which has been reauthorized three times by Congress, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($1,841,500 in the FDA’s Fiscal Year 2012) and will likely increase in future years. The FFDCA provides for waiver of the application fee for the first NDA for a small business under certain circumstances. In February 2010, we were granted a waiver of this application fee for our Contrave NDA. This one time waiver will not be available to us upon submission of NDAs, if any, for our other product candidates in the future. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees of $520,100 per manufacturing establishment and $98,970 per product. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drug products are reviewed within ten months while most applications for priority review drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, are reviewed in six months. Based on FDA announcements about changing PDUFA goals, it is likely that the NDA, if any, for Empatic will be reviewed on a twelve-month cycle by the FDA, as opposed to the shorter eight month cycle projected to be given to priority review drugs after 2012. The review process is often extended by the submission of additional information or clarification during the review. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Special Protocol Assessment

An SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. It is intended to form the basis for an NDA and may only be changed through a written agreement between the sponsor and the FDA. An SPA is generally binding upon the FDA unless the FDA determines that there are public health concerns unrecognized at the time the SPA agreement was entered into, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor fails to comply with the agreed upon trial protocols.

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

The FDA can require post-approval studies and clinical trials if the FDA finds, after approving the drug, that scientific data, including information regarding related drugs, render it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicates the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

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

Other Regulatory Requirements

The FDA can require a drug-specific REMS to ensure the benefits of the drug outweighs the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, a sponsor must submit a proposed REMS as part of its application, or if the request is made post-approval, not later than 120 days after the FDA notifies the drug sponsor. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on how a drug may be prescribed or dispensed or other measures that the FDA deems necessary to assure the safe use of the drug. REMS programs must be evaluated on an ongoing basis and the FDA may require changes needed to address ongoing safety issues or corrective actions to address any noncompliance.

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

Employees

As of March 9, 2012, we had 23 full-time employees and two part-time employees, consisting of clinical development, medical affairs, regulatory affairs, marketing, technical operations and administration. We consider our relations with our employees to be good.

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

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale, and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for Contrave, Takeda Pharmaceutical Company Limited, or Takeda, are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for Contrave. The CRL indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events, or MACE, in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. Our near-term success is substantially dependent on the approval of the Contrave NDA.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We believe these design requirements are reasonable and feasible and provide the certainty required to reinitiate development of Contrave. Furthermore, the FDA stated that while it still planned to convene a public advisory committee meeting to discuss cardiovascular safety assessment of obesity drugs in late March 2012, that meeting will not impact on the advice provided in the OND’s letter and the agency will honor the advice provided. Since we obtained the clarity from the FDA on the design requirements of the CVOT and because of the FDA’s stance that the upcoming advisory committee would not impact our CVOT, we have been planning and moving towards initiating the CVOT. In early February we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. A SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins. Although we are not aware of any such issue, there is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to the CVOT protocol can invalidate the SPA. If the FDA does not consider the SPA to be binding, the agency could assert that additional trial or data are required to support a regulatory submission. We expect to initiate the CVOT late in the second quarter of 2012.

Conducting the CVOT that is set forth in the letter received in September 2011 and in accordance with the SPA and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. We can provide no assurance that the results of the CVOT would support approval of the NDA. In addition, we cannot provide assurance that we will be able to conduct the activities, including the CVOT, necessary to re-submit our NDA for Contrave or that the FDA will approve such resubmission as a result of the factors identified. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in an additional six month review cycle by the FDA.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials, including the CVOT, sufficient to support approval;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials, including the CVOT;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities;

•	the FDA may not approve of the formulation and/or the specifications of a product candidate;

•	the FDA may not agree with our proposed labeling; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the CVOT), or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA intends to hold an advisory committee in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. Although we received written assurance from the OND that the advisory committee would not impact the CVOT advice provided in their letter , we cannot be assured of the outcome of that meeting or its effect on the SPA, draft guidance or on the development and approvability of our obesity product candidates. For example, we can provide no assurance that the Division of Metabolic and Endocrinologic Products’, or DMEP, interpretation of the input received from the 2012 advisory committee would not result in changes to the issued guidance regarding the development of obesity compounds, CVOT or additional trials.

Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic. In our recent discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until the conclusion of the advisory committee meeting to discuss cardiovascular safety assessment of obesity drugs in late March 2012. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In addition, the FDA provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥ 35 kg/m2 accompanied by at least one obesity-related comorbidity has sufficiently high risk from their excess body weight should participate in the Phase III trials.

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

Our SPA with the FDA relating to the Contrave CVOT does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including NDA approval.

The protocol for our Contrave CVOT was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, the FDA retains the right to require additional testing and we cannot be certain that the design of, or data collected from, the CVOT will be adequate to demonstrate the safety of Contrave, or otherwise be sufficient to support FDA or any foreign regulatory approval. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. The scheduled timing of a public advisory committee meeting to discuss cardiovascular safety assessment of obesity drugs in late March 2012 heightens these risks. While the FDA stated that the public advisory committee meeting will not impact the advice provided in the OND’s letter and the agency will honor the advice provided, we cannot be certain that the FDA will not seek to alter the agreement reached in the SPA. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the CVOT. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the CVOT, or whether Contrave will receive any regulatory approvals as a result of the SPA agreement or the CVOT. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for Contrave.

Our clinical trials, including the CVOT, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our recent communications with the FDA, we must conduct a CVOT to assess Contrave compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the CVOT based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. In early February 2012 we reached agreement with the FDA on the SPA for the CVOT. We expect to initiate the CVOT late in the second quarter of 2012. We can provide no assurance that the CVOT will demonstrate acceptable levels of cardiovascular risk or that the results of the CVOT trial will support approval of the Contrave NDA. Although we received written assurance from the OND that the 2012 advisory committee would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the advisory committee would not result in changes to the CVOT design, issued guidance regarding the development of obesity compounds or the need to conduct additional trials prior to re-submitting the Contrave NDA, irrespective of the SPA. Moreover, executing the CVOT may be challenging. For example, enrolling a sufficient number of patients or patients with the needed risk profile could be difficult and could delay the interim data analysis and ultimately potential approval.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, as well as the outcome of the advisory committee on cardiovascular safety assessment of obesity drugs, may adversely affect the development of Empatic. In addition, the FDA has provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥ 35 kg/m2 accompanied by at least one obesity-related comorbidity has sufficiently high risk from their excess body weight should participate in the Phase III trials. In our recent discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until the conclusion of the advisory committee meeting to discuss cardiovascular safety assessment of obesity drugs in late March 2012. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. Based on the outcome of discussions with the FDA regarding the Contrave NDA, as well as the recent resubmission to the FDA of Vivus, Inc.’s NDA for its product candidate, we plan to evaluate next steps for the Empatic program. We have not yet commenced any Phase III clinical trials for this product candidate.

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. For instance, following the advisory committee in late March 2012, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave and the expected design for the CVOT are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval in addition to the CVOT. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials, including the CVOT, may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of the Contrave NDA.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide. Specifically, infrequent reports of idiopathic neutropenia, or transient extremely low white blood cell counts, were observed. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign, idiopathic neutropenia.

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

We currently rely on third parties to assist us with a variety of matters related to the preparation of our regulatory applications. We are also currently working with a number of CROs for monitoring, oversight and statistical support for the CVOT. In the future we will depend on CROs and independent clinical investigators to conduct our clinical trials, including the CVOT we intend to conduct. The third parties with whom we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials; the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us and, subject to our payment of certain termination amounts, we may also terminate the manufacturing agreement with specified prior written notice to Patheon. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

In addition, all manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully complete the CVOT or any other required clinical trials or commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the CVOT, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our or our current or any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our current and any future collaborative partner may be unable to meet demand for our products and would lose potential revenues.

There are labeled adverse side effects to the individual use of bupropion, naltrexone and zonisamide.

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

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of published concerns in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a labeling limitation or risk evaluation and mitigation strategy, or REMS, on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. Although this case is a complicated one with a number of plausible, alternative etiologies, it has been reported by the investigator as a serious adverse event and possibly related to Empatic. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign, idiopathic neutropenia, or transient extremely low white blood cell counts. Infrequent reports of idiopathic neutropenia were observed in our Empatic Phase IIb trial.

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

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the general advisory committee to be convened by the DMEP in 2012 will result in other such requirements. The evidence we gather from the CVOT may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Contrave or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. We submitted a REMS to the FDA as part of our NDA for Contrave. The FDA may require a more restrictive REMS. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, we are unable to predict whether the FDA may require a CVOT for Empatic or if the FDA will request additional clinical trials be conducted after either product candidate receives regulatory approval. We may not have the resources to conduct such additional clinical trials, if required, and our ability to comply with the FDA requirements may be negatively impacted.

Manufacturers of drug products and their facilities are also subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, a collaborative partner or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (including a change or revision to the specifications set forth in the facility’s drug master file, or DMF), a regulatory agency may impose restrictions on that product, the manufacturer, our collaborative partner or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, a collaborative partner, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or our collaborative partner require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our collaborative partner may face delays in the development or commercial launch of our product candidates.

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay our development programs, including the CVOT, or commercial launch of our product candidates, if approved.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to complete any additional required clinical trials, including the CVOT, and to launch and continue to commercialize Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

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

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. We cannot be certain that our collaboration with Takeda will continue, particularly in light of the substantial additional development requirements in order to resubmit an NDA for Contrave. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of Contrave, and even if we elected to pursue further development and commercialization of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

•	Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to the post-approval development or commercialization of Contrave;

•	we and Takeda could disagree as to pre-approval or post-approval development plans and Takeda may delay clinical trials, including the CVOT, or stop a clinical trial, including the CVOT;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement, that may result in (a) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the development or commercialization of Contrave, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

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

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates.

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, Vivus, Inc., and Zafgen, Inc., as well as Arena’s partner, Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009 and in October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received CRLs from the FDA regarding their respective NDAs. Vivus resubmitted its NDA in October 2011 and has a PDUFA date in April 2012. In February 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee recommended, by a vote of 20 to 2, that Vivus’ product candidate, Qnexa, be granted marketing approval by the FDA for the treatment of obesity in adults based on a favorable benefit-risk profile. Arena resubmitted its NDA in December 2011 and has a PDUFA date in June 2012. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion SR formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We will be required to make similar certifications if and when we file an NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the applicable patent (2013 in the case of bupropion SR), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. This 45-day period with respect to our certifications related to bupropion SR in Contrave has elapsed and no such lawsuit was filed against us. If we obtain FDA approval for either Contrave or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, since we have conducted a substantial clinical program that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

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

We have in the past obtained product liability insurance coverage for our clinical trials and we have obtained product liability insurance coverage for the CVOT. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

The Medicare program, a federal governmental third-party payor whose policies often are emulated or adopted by other payors, has removed longstanding policy language that obesity itself cannot be considered an illness. This deletion did not alter the statutory prohibition on drug reimbursement by Medicare or result in a change to coverage for particular obesity-related procedures, and treatment for obesity alone remains uncovered. However, the Medicare program has since issued a national policy recognizing coverage for bariatric surgery for co-morbid conditions associated with obesity, and in the fourth quarter of 2011 Centers for Medicare & Medicaid Services (CMS) announced that the Medicare program was adding new benefit coverage for prevention with the objective of treating obesity. The new benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. Although third-party payor attitudes regarding obesity-related products and services appear to be changing, as exemplified by Medicare changes, we may continue to face a poor coverage and reimbursement environment.

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

We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Several lawsuits have been filed challenging the constitutionality of provisions of the PPACA, with varying results. Although it is possible that portions of the PPACA may be repealed or determined to be unconstitutional, other health reform legislation may be implemented. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our and our current and any future collaborative partner’s ability to set a price we believe is fair for our product candidates, if approved;

•	our any our current or any future collaborative partner’s ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Michael A. Narachi, our President and Chief Executive Officer. Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. If we lose any members of our senior management team, including Mr. Narachi, we may not be able to find suitable replacements, and our business may be harmed as a result. We are not aware of any key personnel who has plans to retire or leave our company in the near future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for Contrave or Empatic, including the CVOT, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We and our current and any future collaborative partner may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in the countries of the European Union, Canada, Mexico, Japan or other markets, in some of which, we do not have patent protection for our product candidates. Due to the lack of patent protection for these combinations in some territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR components of our product candidates (naltrexone IR and zonisamide IR), in those other territories. The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An intent-to-use application for the CONTRAVE mark has been allowed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been allowed in the U.S., and is pending in Canada. The Contrave logo is registered in Europe and Japan. An intent-to-use trademark application has been allowed in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in the European Union and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2011, we had an accumulated deficit of approximately $346.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We will need additional funds and/or need to enter into additional collaborative or other agreements in order to fund any additional clinical trials for Contrave beyond the CVOT, to the extent required, , commercialize Contrave outside the United States, Canada and Mexico and continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic.

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months, including any required funds needed to conduct the CVOT. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund the CVOT for Contrave in the event the trial takes longer to conduct or costs more than anticipated;

•	fund the CVOT for Contrave beyond the interim analysis and resubmission of the NDA and any additional pre-approval clinical trials required for Contrave;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of Empatic;

•

commercialize Contrave outside the United States, Canada and Mexico, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receives regulatory approval;

•	co-promote Contrave in the United States, if it receives regulatory approval; and

•	qualify and outsource the commercial-scale of our products under cGMP.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•

the rate of progress and cost of the CVOT, and the scope and cost of any additional clinical trials required for Contrave and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave if and when it is approved for marketing, should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Contrave and Empatic, if at all; and

•	the successful commercialization of our products, if approved.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our two existing product candidates, including the conduct of the CVOT, or future development programs;

•	regulatory developments affecting our product candidates or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials, including the CVOT, or funding support;

•	any intellectual property infringement lawsuit in which we may become involved; and

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, Inc., or Nasdaq, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2012 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2022 and 2017, respectively. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, which could have an adverse effect on our results of operations. Although we have determined that more likely than not an ownership change has occurred in December 2011, we have not completed an update of our Section 382 analysis subsequent to December 31, 2010. When this analysis is finalized, we will reassess the amount of net operating losses and credits subject to limitation under Section 382.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended December 31, 2011, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.45 to a high sale price of $2.34. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

As of March 9, 2012, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 36.5% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OREX.”

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$2.34	$1.45
Third Quarter	2.68	1.22
Second Quarter	3.52	1.50
First Quarter	10.08	2.47

Year Ended December 31, 2010:
Fourth Quarter	$11.15	$4.58
Third Quarter	6.86	3.81
Second Quarter	7.05	4.00
First Quarter	7.77	5.81

On March 9, 2012, the last reported sale price of our common stock on the Nasdaq Global Market was $3.70. As of March 9, 2012, there were 33 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2011.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards		Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	10,586,379	(1)	$1.92	9,367,602
Equity compensation plans not approved by security holders:	—	(2)	N/A	2,500,000

Total	10,586,379		$1.92	11,867,602

(1)

Represents shares reserved for issuance under the 2004 Stock Plan and the 2007 Equity Incentive Award Plan, as amended, or the 2007 Plan. The 2007 Plan was adopted at the time of our initial public offering which coincided with our discontinuation of granting awards under the 2004 Stock Plan. Stock options under the 2007 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years, and have a ten-year life. The 2007 Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 5% of our outstanding common stock on the applicable January 1, (ii) 2,000,000 shares of common stock, or (iii) a lesser amount determined by our board of directors. In June 2011, the 2007 Plan was amended to, among other things, add an additional 10,000,000 shares to the number of shares of common stock authorized for issuance under the 2007 Plan, increase the number of shares to be added to the 2007 Plan automatically each January 1, starting with January 1, 2012, to the least of (i) 15% of our outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock and (iii) a lesser number of shares of our common stock determined by our board of directors, and increase the limitation on the number of shares that may be granted pursuant to the exercise of incentive stock option to 40,000,000 shares.

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

	April 26, 2007	December 31, 2011
Orexigen Therapeutics, Inc.	$100	$12
Nasdaq Composite Index	$100	$106
Nasdaq Biotechnology Index	$100	$128

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$3,428	$1,143	$—	$—	$—
License revenue	971	88	88	88	88

Total revenues	4,399	1,231	88	88	88
Operating expenses:
Research and development	12,780	28,131	47,441	79,261	50,253
General and administrative	19,502	24,495	18,177	15,651	10,657

Total operating expenses	32,282	52,626	65,618	94,912	60,910

Loss from operations	(27,883)	(51,395)	(65,530)	(94,824)	(60,822)
Other income (expense):
Interest income	46	124	333	3,115	3,901
Interest expense	(221)	(644)	(1,365)	(1,531)	(846)

Total other income (expense)	(175)	(520)	(1,032)	1,584	3,055

Net loss	(28,058)	(51,915)	(66,562)	(93,240)	(57,767)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(10)

Net loss attributable to common stockholders	$(28,058)	$(51,915)	$(66,562)	$(93,240)	$(57,777)

Basic and diluted net loss per share(1)	$(0.58)	$(1.10)	$(1.67)	$(2.76)	$(3.08)

Shares used to calculate net loss per share(1)	48,273	47,377	39,905	33,762	18,757

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$147,593	$92,366	$92,158	$86,167	$85,454
Working capital	141,013	78,580	77,387	60,862	74,648
Total assets	149,700	96,846	96,848	91,908	91,320
Long-term debt, less current portion	—	—	2,416	8,800	11,072
Accumulated deficit	(346,710)	(318,652)	(266,737)	(200,175)	(106,935)
Total stockholders’ equity	99,706	33,788	75,903	53,794	64,883

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our lead combination product candidates targeted for obesity are Contrave®, which has completed Phase III clinical trials for which a New Drug Application, or NDA, has been submitted and reviewed by the U.S. Food and Drug Administration, or FDA, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drugs, which we have systematically screened for synergistic central nervous system, or CNS, activity. Each of the components of our product candidates has already received regulatory approval for other indications and has been commercialized previously. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for either product candidate.

In January 2011, we received a complete response letter, or CRL, from the FDA concerning our previously-submitted NDA for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that precludes the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the theoretical cardiovascular risk of Contrave treatment when used long term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with Contrave does not adversely affect the drug’s benefit-risk profile. We disputed the FDA decisions in the CRL with respect to Contrave. In September 2011, we received written correspondence detailing the FDA’s Office of New Drugs’, or OND, design requirements for a cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We believe that these design requirements are feasible and provide the certainty required to continue the development of Contrave. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, Contrave could be approved prior to completion of the CVOT. In early February 2012 we reached agreement with the FDA on the trial protocol through the Special Protocol Assessment, or SPA, for the CVOT. We expect to initiate the CVOT late in the second quarter of 2012.

In December 2011, we completed a public offering of 5,646,173 units. Each unit consists of one share of common stock and a warrant to purchase ten shares of common stock, at a price to the public of $1.45 per share of common stock and $1.449 per warrant to purchase each share of common stock, which together comprise the purchase price of $15.94 per unit. Net cash proceeds from the public offering were $86.9 million, after deducting underwriting discounts and commissions and offering expenses. The warrants issued in the transaction have an exercise price equal to $0.001 per share. Each warrant is exercisable in whole or in part for a period of 10 years commencing on December 22, 2011, subject to certain limitations set forth in the warrant.

In July 2009, we completed a public offering of 11,500,000 shares of our common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts and commissions and offering expenses.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of December 31, 2011, we had an accumulated deficit of $346.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $4.4 million in revenue in 2011, resulting from the sublicensing of technology and amounts earned under our collaboration agreements. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For 2011 and 2010, we recognized revenue of $3.4 million and $1.1 million, respectively, related to the Takeda agreement.

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

The following table summarizes our research and development expenses for the year ended December 31, 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$3,675
Other	132

Subtotal	3,807
Internal costs	7,377
Stock-based compensation	1,596

Total research and development costs	$12,780

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the CVOT for Contrave. However, we anticipate that the costs to conduct the CVOT to the interim analysis would be approximately $100.0 million. Future development expenses will depend on the scope and timing of the CVOT and any other additional clinical trials for Contrave, if any, our financial resources, as well as decisions made with respect to our Empatic program and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the CVOT, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Any failure by us or delay in completing our clinical trials, including the CVOT, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect Contrave to be commercially available in any major market until the end of 2014 at the earliest, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate general and administrative expenses to remain generally unchanged as we continue to pursue the development of Contrave and Empatic.

Other Income (Expense)

Other income consists of interest earned on our cash, cash equivalents and investment securities. Interest expense consists of interest incurred in connection with the $25.0 million credit and security agreement, as amended, with GE Healthcare Financial Services which was paid in full and terminated in July 2011.

Income Taxes

At December 31, 2011, we have federal and state net operating loss carryforwards of approximately $273.8 million and $250.7 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2011, we have federal and state research and development tax credit carryforwards of $12.0 million and $3.4 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Although we have determined that more likely than not an ownership change has occurred in December 2011, we have not completed an update of our Section 382 analysis subsequent to December 31, 2010. Until this analysis has been updated, we have removed deferred tax assets for net operating losses of $500.3 million and research and development credits of $9.6 million from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, we will reassess the amount of net operating losses and credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact our effective tax rate.

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

Research and Development Expenses

A substantial portion of our ongoing research and development activities are or are expected be performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, patient enrollment, progress of patient studies and other events. However, the level of estimates can be significant. To date, we have not made any material adjustments to our estimates of clinical trial expenses. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

Revenue Recognition

We have entered into agreements with Takeda Pharmaceutical Company Limited, or Takeda, and which contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.

Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by us on January 1, 2011, nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the agreements were recognized as revenue upon the earlier of when payments are received or collection is assured, but were deferred if we had continuing performance obligations. If we had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which we continued to have a performance obligation. Both the Takeda and Cypress agreements had continuing obligations, and as a result the up-front fees were deferred upon receipt.

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, we follow the provisions of ASU No. 2009-13. During 2011, we did not enter into any new collaborations. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on our results of operations or financial position.

Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have a material impact on the amount of revenue recognized in a given period.

The terms of our partnership agreements provide for milestone payments upon achievement of certain regulatory/development and sales-based events. Effective January 1, 2011, we adopted on a prospective basis the guidance under ASU No. 2010-17, “Revenue Recognition-Milestone Method”. Under the Milestone Method of accounting, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The adoption of this new accounting standard did not have a material impact on our results of operations or financial position.

Royalties to be received based on sales of our licensed products by partners will be recognized as earned.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $6.6 million, $8.3 million and $6.2 million, respectively. At December 31, 2011, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $45.6 million, which is expected to be recognized over a weighted-average period of 3.5 years.

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

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities Exchange Commission. This decision was based on the lack of relevant historical data due to our limited historical experience. For options granted during the year ended December 31, 2011, we have calculated a weighted average expected term of 6.0 years. In addition, due to our limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. For purposes of estimating the fair value of stock options granted during 2011 using the Black-Scholes model, we used estimated weighted average stock price volatility of 76.0%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 2.0% for the year ended December 31, 2011). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2011, 2010 and 2009, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2011, 2010 and 2009 based on historical experience.

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

Results of Operations

Comparison of year ended December 31, 2011 to year ended December 31, 2010

Revenues. Revenues for the years ended December 31, 2011 and 2010 were $4.4 million and $1.2 million, respectively. The increase of approximately $3.1 million was due to the revenue recognized under the collaboration agreement with Takeda of $2.3 million and the increase in revenue recognized under the license agreement with Cypress of $883,000.

Research and Development Expenses. Research and development expenses decreased to $12.8 million for the year ended December 31, 2011 from $28.1 million in 2010. This decrease of approximately $15.3 million was due primarily to a decrease in costs incurred in connection with the preparation for our NDA filing and FDA Advisory Committee meeting for Contrave of $4.6 million, a decrease in salaries and personnel related costs totaling approximately $3.2 million, a decrease in license fees of $3.1 million, a decrease in expenses in connection with our Contrave Phase III clinical trials, related proprietary product formulation work and consulting activities totaling $2.8 million and a decrease in stock-based compensation expense of approximately $1.4 million.

General and Administrative Expenses. General and administrative expenses decreased to $19.5 million for the year ended December 31, 2011 from $24.5 million in 2010. This decrease of approximately $5.0 million was due primarily to a decrease in salaries and personnel related costs of approximately $1.6 million, a decrease in market research costs totaling $1.3 million, a decrease in medical affairs expense of $668,000 and a decrease in stock-based compensation expense of approximately $305,000.

Interest Income. Interest income decreased to $46,000 for the year ended December 31, 2011 from $124,000 in 2010. This decrease of approximately $78,000 was primarily due to lower interest rates and a decrease in investment balances as compared to 2010.

Interest Expense. Interest expense decreased to $221,000 for the year ended December 31, 2011 from $644,000 in 2010. This decrease of $423,000 was due to the debt under the credit and security agreement with GE Healthcare Financial Services being paid in full in July 2011.

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

Interest Expense. Interest expense decreased to $644,000 for the year ended December 31, 2010 from $1.4 million in 2009. This decrease of approximately $756,000 was primarily due to the decrease in interest expense resulting from a lower average interest rate and a lower average outstanding balance on the amounts borrowed under the credit and security agreement with GE Healthcare Financial Services.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through December 31, 2011, we received net proceeds of approximately $407.1 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million; and

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million; and

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and common stock warrants to purchase up to 56,461,730 shares for aggregate net proceeds of $86.9 million.

As of December 31, 2011, we had $101.7 million in cash and cash equivalents and an additional $45.8 million in investment securities, available-for-sale. As of December 31, 2011, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $29.2 million for 2011 and net cash provided by operating activities was $5.8 million for 2010. In 2010, we received an upfront payment of $50.0 million from Takeda. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $21.1 million for 2011 and the net cash used in investing activities was $13.6 million for 2010. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities for 2011 was $85.0 million and net cash used in financing activities for 2010 was $4.9 million. The net cash provided by financing activities for 2011 is primarily as a result of the public sale of our common stock and warrants in December 2011 for aggregate net proceeds of $86.9 million.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We will incur substantial additional development expenses to conduct the CVOT. The CVOT is designed to enroll approximately 10,000 patients, and we would expect to complete the interim analysis within two years following the trial’s commencement. We expect to initiate the CVOT late in the second quarter of 2012. We anticipate that it will cost approximately $100.0 million to conduct this trial to the interim analysis.

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

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through the next 12 months.

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

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2011 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Operating lease obligations	$2,668	$1,673	$995	$—	$—

Total	$2,668	$1,673	$995	$—	$—

We have not included certain license obligations which may require additional payments of up to $1.7 million due upon the occurrence of certain milestones related to regulatory or commercial events. We may also be required to pay royalties on any net sales of the licensed products. License payments may increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position.

ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, we do not expect the adoption of this standard to have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU No. 2011-05”). ASU No. 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. If and when we enter into a new collaboration or materially modifies an existing collaboration, we will be required to apply the new multiple-deliverable guidance. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. Milestones, under applicable guidance are defined as (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The guidance does not preclude the application of any other applicable revenue guidance. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents and investment securities, available-for-sale, as of December 31, 2011 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orexigen Therapeutics, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 13, 2012

OREXIGEN THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$101,749	$24,926
Investment securities, available-for-sale	45,844	67,440
Prepaid expenses and other current assets	1,126	2,502

Total current assets	148,719	94,868
Property and equipment, net	439	894
Restricted cash	542	881
Other assets	—	203

Total assets	$149,700	$96,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,532	$3,109
Accrued expenses	2,745	7,246
Deferred revenue, current portion	3,429	3,517
Long-term debt, current portion	—	2,416

Total current liabilities	7,706	16,288
Deferred revenue, less current portion	42,000	46,311
Other long-term liabilities	288	459
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2011 and 2010, no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $.001 par value, 300,000,000 and 100,000,000 shares authorized at December 31, 2011 and 2010, respectively; 61,285,514 and 47,767,313 shares issued and outstanding at December 31, 2011 and 2010, respectively	61	48
Additional paid-in capital	446,357	352,401
Accumulated other comprehensive income (loss)	(2)	(9)
Accumulated deficit	(346,710)	(318,652)

Total stockholders’ equity	99,706	33,788

Total liabilities and stockholders’ equity	$149,700	$96,846

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Collaborative agreement	$3,428	$1,143	$—
License revenue	971	88	88

Total revenues	4,399	1,231	88
Operating expenses:
Research and development	12,780	28,131	47,441
General and administrative	19,502	24,495	18,177

Total operating expenses	32,282	52,626	65,618

Loss from operations	(27,883)	(51,395)	(65,530)
Other income (expense):
Interest income	46	124	333
Interest expense	(221)	(644)	(1,365)

Total other income (expense)	(175)	(520)	(1,032)

Net loss	$(28,058)	$(51,915)	$(66,562)

Net loss per share—basic and diluted	$(0.58)	$(1.10)	$(1.67)

Shares used to compute basic and diluted net loss per share	48,273	47,377	39,905

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2008	34,433	$34	$253,782	$153	$(200,175)	$53,794
Issuance of common stock, net of issuance costs	11,500	12	81,612	—	—	81,624
Exercise of common stock options	1,282	1	977	—	—	978
Stock-based compensation expense	—	—	6,228	—	—	6,228
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	(66,562)	(66,562)

Total comprehensive loss						(66,721)

Balance at December 31, 2009	47,215	47	342,599	(6)	(266,737)	75,903
Exercise of common stock options	552	1	1,490	—	—	1,491
Stock-based compensation expense	—	—	8,312	—	—	8,312
Comprehensive loss:
Unrealized loss on securities, available-for-sale	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(51,915)	(51,915)

Total comprehensive loss						(51,918)

Balance at December 31, 2010	47,767	48	352,401	(9)	(318,652)	33,788
Issuance of common stock and warrants, net of issuance costs	5,646	5	86,906	—	—	86,911
Net exercise of warrants	7,555	7	—	—	—	7
Exercise of common stock options	317	1	451	—	—	452
Stock-based compensation expense	—	—	6,599	—	—	6,599
Comprehensive loss:
Unrealized gain on securities, available-for-sale	—	—	—	7	—	7
Net loss	—	—	—	—	(28,058)	(28,058)

Total comprehensive loss						(28,051)

Balance at December 31, 2011	61,285	$61	$446,357	$(2)	$(346,710)	$99,706

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(28,058)	$(51,915)	$(66,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium (accretion of discount) on investment securities, available-for-sale	870	1,024	592
Amortization of debt issuance costs	191	296	468
Depreciation	443	473	478
Loss on disposal of equipment	12	2	83
Stock-based compensation	6,599	8,312	6,228
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,376	(973)	(345)
Accounts payable and accrued expenses	(6,078)	527	(8,983)
Other assets	12	48	108
Other long-term liabilities	(14)	(690)	(500)
Deferred rent	(157)	(109)	(9)
Deferred revenue	(4,399)	48,769	(88)

Net cash provided by (used in) operating activities	(29,203)	5,764	(68,530)
Investing activities
Purchases of investment securities, available-for-sale	(73,041)	(100,842)	(100,366)
Maturities and sales of investment securities, available-for-sale	93,774	86,875	85,833
Purchases of property and equipment	—	(45)	(126)
Proceeds from sale of equipment	—	—	300
Restricted cash	339	409	85

Net cash provided by (used in) investing activities	21,072	(13,603)	(14,274)
Financing activities
Payments on borrowings on long-term debt	(2,416)	(6,384)	(7,591)
Proceeds from issuance of common stock and warrants	87,370	1,491	82,602

Net cash provided by (used in) financing activities	84,954	(4,893)	75,011
Increase (decrease) in cash and cash equivalents	76,823	(12,732)	(7,793)
Cash and cash equivalents at beginning of period	24,926	37,658	45,451

Cash and cash equivalents at end of period	$101,749	$24,926	$37,658

Supplemental Disclosure
Interest paid	$29	$334	$904

Unrealized gain (loss) on investment securities, available-for-sale	$7	$(3)	$(159)

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. The Company has experienced losses since its inception, and as of December 31, 2011, had an accumulated deficit of $346.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Restricted Cash

As of December 31, 2011, restricted cash represents certificates of deposit pledged as collateral for letters of credit issued by the Company in connection with the execution of operating leases.

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

Concentration of Revenue

Takeda Pharmaceutical Company Limited (“Takeda”) accounted for 78%, 93% and 0% of revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Cypress Bioscience, Inc. (“Cypress”) accounted for 22%, 7% and 100% of revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses as of December 31, 2011.

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

Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by the Company on January 1, 2011, nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements were recognized as revenue upon the earlier of when payments are received or collection is assured, but were deferred if the Company has continuing performance obligations. If the Company had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which the Company continued to have a performance obligation. Both the Takeda and Cypress agreements had continuing obligations, and as a result the up-front fees were deferred upon receipt.

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. During 2011, the Company did not enter into any new collaborations. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have a material impact on the amount of revenue recognized in a given period.

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory/development and sales-based events. Effective January 1, 2011, the Company adopted on a prospective basis the guidance under ASU No. 2010-17, “Revenue Recognition-Milestone Method”. Under the Milestone Method of accounting, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

Royalties to be received based on sales of the Company’s licensed products by partners will be recognized as earned.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2011	2010	2009
Expected life (in years)	6.0	6.0	6.2
Expected volatility	76.0%	65.1%	59.6%
Risk-free interest rate	2.0%	2.4%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$1.38	$3.83	$2.48

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

Total stock-based compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 was comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
General and administrative	$5,003	$5,308	$3,287
Research and development	1,596	3,004	2,941

	$6,599	$8,312	$6,228

At December 31, 2011, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $45.6 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation (included in the table above) within stockholders’ equity totaling $54,000, $181,000 and $143,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income (Loss)

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive income (loss) consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive income (loss) for each of the years ended December 31, 2011, 2010 and 2009 has been reflected in the Statements of Stockholders’ Equity. Accumulated other comprehensive income (loss), which is included in Stockholders’ Equity, represents unrealized gains and losses on investment securities, available-for-sale.

Comprehensive loss includes net loss and unrealized gains and losses on investments. The Company discloses the accumulated balance of other comprehensive loss as a separate component of stockholder’s equity.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted average number of basic shares plus common stock equivalents outstanding during the period determined using the treasury stock method, if dilutive. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended December 31, 2011, 2010 and 2009 because the inclusion of such underlying shares would have had an anti-dilutive effect.

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Historical
Numerator:
Net loss	$(28,058)	$(51,915)	$(66,562)

Denominator:
Weighted average common shares outstanding	48,273	47,377	39,905

Denominator for basic and diluted net loss per share	48,273	47,377	39,905

Net loss per share—basic and diluted	$(0.58)	$(1.10)	$(1.67)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2011	2010	2009
Common stock warrants outstanding	48,902	—	—
Common stock options outstanding	10,586	8,036	7,008

	59,488	8,036	7,008

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU No. 2011-05”). ASU No. 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011		Amortized Cost	Unrealized		Fair Value
	Maturity in Years		Gains	Losses
Corporate debt obligations	Less than 1	$16,819	$3	$(5)	$16,817
U.S. Treasury securities	Less than 1	3,276	1	—	3,277
U.S. government agency securities	Less than 1	25,749	4	(3)	25,750

Total investment securities		$45,844	$8	$(8)	$45,844

December 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$755	$—	$—	$755
U.S. Treasury securities	Less than 1	12,825	1	(1)	12,825
U.S. government agency securities	Less than 1	53,869	2	(11)	53,860

Total investment securities		$67,449	$3	$(12)	$67,440

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2011, 2010 and 2009.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$91,184	$91,184	$—	$—
U.S. Treasury securities	3,277	—	3,277	—
Corporate debt obligations	16,817	—	16,817	—
U.S. government agency securities	36,315	—	36,315	—

Total financial instruments owned	$147,593	$91,184	$56,409	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$24,926	$24,926	$—	$—
U.S. Treasury securities	12,825	—	12,825	—
Corporate debt obligations	755	—	755	—
U.S. government agency securities	53,860	—	53,860	—

Total financial instruments owned	$92,366	$24,926	$67,440	$—

(1)

During 2011, the Company changed how it categorizes amounts within the fair value hierarchy and thus, the amounts now reported as Level 2 fair value instruments at December 31, 2010 were previously shown as Level 1 and have been reclassified.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2011	2010
Furniture and fixtures	5	$1,102	$1,102
Computer equipment and software	3 to 5	447	533
Leasehold improvements	5	555	597
Laboratory equipment	5	32	44

		2,136	2,276
Accumulated depreciation		(1,697)	(1,382)

Property and equipment, net		$439	$894

Depreciation expense was $443,000, $473,000 and $478,000 for each of the years ended December 31, 2011, 2010 and 2009, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accrued compensation related expenses	$2,186	$5,383
Accrued debt exit fee	—	1,190
Accrued preclinical and clinical trial expenses	155	202
Accrued legal and professional expenses	174	291
Other accrued expenses	230	180

	$2,745	$7,246

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

The Company was required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement became due and payable on July 1, 2011, at which time the debt was paid in full and terminated. In connection with the payoff of the debt, the Company also paid an exit fee of approximately $1.2 million. The loan was collateralized by substantially all of the Company’s assets other than, subject to certain limited exceptions, intellectual property. Under the terms of the agreement, the Company was subject to operational covenants, including limitations on the Company’s ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions.

The Company incurred costs totaling approximately $1.4 million related to the Credit Agreement, as amended. This amount includes the $1.2 million exit fee which was earned by the lender upon the closing of the loan agreement and was amortized over the life of the loan. The exit fee was paid in July 2011. These costs were being amortized to interest expense over the term of the Credit Agreement, as amended, and such amortization totaled approximately $191,000, $296,000 and $468,000 for each of the years ended December 31, 2011, 2010, and 2009, respectively. The remaining balance of these costs was $0 and $191,000 at December 31, 2011 and 2010, respectively.

Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and is for an initial term of 64 months. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit for $1.0 million. The letter of credit is collateralized by a certificate of deposit of $353,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2011. The amount of security required will be reduced every 12 months until the 61st month of the lease term, at which time the amount of security required is zero. Rent expense is being recorded on a straight-line basis over the life of the lease. In September 2008, the Company entered into an amendment to lease to expand the office space at this location by 9,312 square feet. The initial term of the lease for this expanded space is for 52 months and began in April 2009. The monthly rental payments are adjusted on an annual basis. As security for the lease of additional space, the Company issued a letter of credit for $420,000 to the landlord. The letter of credit is collateralized by a certificate of deposit of $189,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2011. Rent expense is being recorded on a straight-line basis over the life of the lease for the expanded space. In March 2012, the Company entered into a Partial Lease Termination Agreement with its landlord pursuant to which the Company will decrease the office space at its corporate headquarters, by 9,312 rentable square feet thereby decreasing its total leased space to approximately 22,229 rentable square feet (19,818 usable square feet). The Agreement provides for, among other things, a one-time payment of $190,849 by the Company to the landlord and termination of the Company’s payment obligations with respect to the terminated premises.

In September 2006, the Company entered into a five-year operating lease for office facilities commencing on November 1, 2006. Monthly rental payments were adjusted on an annual basis and the lease expired in October 2011. As security for the lease, the landlord required a letter of credit for $125,000 through April 2009, at which time the security was reduced to $70,000. The letter of credit was collateralized by a certificate of deposit in the same amount, which was included in restricted cash in the accompanying balance sheet. In April 2008, the Company moved to its new corporate headquarters and vacated this facility. Effective September 2008, the Company entered into a sublease agreement with a third party for these office facilities for a term of 38 months. In accordance with authoritative guidance for costs associated with exit activities, the Company recorded an expense of approximately $200,000 in the second quarter of 2008 to reflect the exit costs associated with this property. This lease and related sublease agreement expired in October 2011. In November 2011, the Company assigned the lease to its sublessee. Under the terms of the assignment for a period of 9 months the Company remains responsible for its surrender obligations under the lease.

Future minimum payments under the operating leases, which expire in 2013, as of December 31, 2011 are as follows (in thousands):

Years Ending December 31,
2012	$1,673
2013	995

$2,668

Total rent expense for each of the years ended December 31, 2011, 2010 and 2009 was approximately $1.6 million, $1.5 million and $1.4 million, respectively.

Technology and License Agreements

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenues under this agreement of $3.4 million, $1.1 million and $0, respectively. At December 31, 2011 and 2010, deferred revenue under this agreement totaled $45.4 million and $48.9 million, respectively. Also the Company recorded receivables at December 31, 2011 and 2010 for approximately $65,000 and $750,000, respectively, for reimbursement by Takeda for certain commercial and patent costs permitted under the collaboration agreement, which were accounted for as a reduction of the expenses reimbursed.

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

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. At December 31, 2011, no royalty payments have been made or are payable under this agreement as the product has not been launched and sales have not commenced. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2011, the Company has paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

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

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. As consideration for this license, the Company issued 442,624 shares of its common stock to Duke and may be required to make future milestone payments totaling $1.7 million upon the achievement of various milestones related to regulatory or commercial events. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company has the right to grant sublicenses to third parties, subject to an obligation to pay Duke a royalty on any revenue it receives under such sublicensing arrangements. In addition, the Company is obligated to pay Duke a specified royalty on sales of products which are covered by certain of the Company’s issued patents under the OHSU license agreement. At December 31, 2011, no such payments have been made or are payable under the Duke Agreement as the product has not been launched and sales have not commenced. In January 2005, the Company sublicensed the technology to Cypress for a non-refundable upfront payment of $1.5 million. In January 2011, Cypress exercised its right to terminate the agreement.

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

For each of the years ended December 31, 2011, 2010 and 2009, the Company recognized revenues under this agreement of $971,000, $88,000 and $88,000. At December 31, 2011 and 2010, deferred revenue under this agreement totaled $0 and $971,000, respectively.

8. Stockholders’ Equity

Common Stock and Common Stock Warrants

In July 2009, the Company completed a public offering of 11,500,000 shares of its common stock at a public offering price of $7.50 per share. Net cash proceeds from the public offering were $81.6 million, after deducting underwriting discounts and commissions and offering expenses.

In December 2011, the Company completed a public offering of 5,646,173 units. Each unit consists of one share of common stock and a warrant to purchase ten shares of common stock, at a price to the public of $1.45 per share of common stock and $1.449 per warrant to purchase each share of common stock, which together comprise the purchase price of $15.94 per unit. Net cash proceeds from the public offering were $86.9 million, after deducting underwriting discounts and commissions and offering expenses. The warrants issued in the transaction have an exercise price equal to $0.001 per share. Each warrant is exercisable in whole or in part for a period of 10 years commencing on December 22, 2011. A holder of a warrant will not have the right to exercise any portion of the warrant if such holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise of such warrant. These warrants may only be exercised pursuant to a cashless net exercise, whereby the exercise price of the warrants is satisfied through the reduction in shares issued upon exercise equal in value to the exercise price. There are no provisions in the warrant agreement which would require the Company to settle the warrants through the distribution of cash. The initial warrants provided for the purchase of up to 56,461,730 shares. A total of 7,554,649 shares were issued upon warrant exercises in the quarter ended December 31, 2011. Warrants to purchase an aggregate of up to 48,902,310 shares were outstanding as of December 31, 2011.

As of December 31, 2011, the Company had 300,000,000 authorized shares of common stock.

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2011, no stock options are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, 2010 and 2011, the Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666, 2,000,000 and 2,000,000 shares, respectively, in accordance with an “evergreen” provision. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. The 2007 Plan was amended in October 2009 and February 2010 to provide for the reservation of 500,000 and 2,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. In June 2011, the 2007 Plan was amended to, among other things, add an additional 10,000,000 shares to the number of shares of common stock authorized for issuance under the 2007 Plan, increase the number of shares to be added to the 2007 Plan automatically each January 1, starting with January 1, 2012, to the least of (i) 15% of the Company’s outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock and (iii) a lesser number of shares of the Company’s common stock determined by the Company’s board of directors, and increase the limitation on the number of shares that may be granted pursuant to the exercise of incentive stock option to 40,000,000 shares. At December 31, 2011, options to purchase 10,586,379 shares have been granted and are outstanding under the 2007 Plan.

In June 2011, to provide incentive to the employees of the Company to continue their employment, the Company announced an option exchange program. Under the exchange program, eligible optionholders had an opportunity to exchange eligible stock options for a new stock option issued under the Company’s 2007 equity incentive award plan. The exercise price of the new option was $1.66 per share, which was the closing price of the Company’s common stock as reported by the Nasdaq Global Market on the first business day after the expiration date of the exchange offer. New options granted to employees vest over four years, with the shares vesting in equal monthly installments over 48 months. On July 22, 2011, the eligible optionholders exchanged options exercisable for an aggregate of 7,407,634 shares of common stock in the program. On July 25, 2011, the Company issued new stock options exercisable for an aggregate of 7,407,634 shares of common stock with an exercise price of $1.66 per share. As a result of the option exchange program, the Company will recognize additional stock-based compensation expense of $2.7 million over the four year vesting period of the new stock options.

In March 2011, to provide incentive to the employees of the Company to continue their employment while its management and Board worked to update the Company’s corporate strategy, the Compensation Committee of the Company’s Board of Directors approved an amendment to certain outstanding option grants to provide for a one-time repricing of the exercise price of such options to purchase shares of the Company’s common stock held by employees (the “Repricing”). The Repricing affected an aggregate of 1,443,150 shares of the Company’s common stock subject to outstanding option grants (the “Affected Grants”). An aggregate of 492,357 shares subject to the Affected Grants had an original exercise price of $5.89 (the “September 2010 Grants”) and the remaining 950,793 shares had an exercise price of $9.31 (the “January 2011 Grants”). The vesting commencement date for both the September 2010 Grants and the January 2011 Grants was January 18, 2011. The Compensation Committee chose to amend the September 2010 Grants and the January 2011 Grants because they believed that the amendment of these grants would achieve the desired retentive affect for the Company’s employees given the circumstances around the Company’s recent corporate realignment. The exercise price of all Affected Grants was amended in the Repricing to $2.94, the closing price of the Company’s common stock on March 2, 2011. As a result of the Repricing, the Company will recognize additional stock-based compensation expense of $819,000 over the four year vesting period of the Affected Grants.

The following table summarizes stock option activity for the 2004 and 2007 Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,971,446	$6.37
Granted	4,637,084	4.37
Exercised	(1,282,157)	0.76
Forfeited	(318,336)	5.19

Outstanding at December 31, 2009	7,008,037	6.13
Granted	2,424,568	6.32
Exercised	(551,834)	2.61
Forfeited	(844,944)	8.76

Outstanding at December 31, 2010	8,035,827	6.15
Granted	13,235,806	2.41
Exercised	(317,379)	1.43
Forfeited/Cancelled	(10,367,875)	5.12

Outstanding at December 31, 2011	10,586,379	$1.92

The following table summarizes information about stock options outstanding under the 2007 Plan at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.61 - $1.70	9,725,334	9.5	$1.67	1,049,552	$1.67
$1.71 - $3.18	303,545	9.3	$2.77	117,454	$2.94
$3.19 - $8.18	557,500	7.5	$5.77	535,278	$5.76

$1.61 - $8.18	10,586,379	9.4	$1.92	1,702,284	$3.04

As of December 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was approximately $0 and $0, respectively. The aggregate intrinsic value of options exercised was $531,000, $2.1 million and $9.1 million during the year ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the weighted average remaining contractual term for options exercisable was 8.9 years.

Common stock reserved for future issuance consists of the following at December 31, 2011:

Common stock warrants	48,902,310
Stock options issued and outstanding	10,586,379
Authorized for future option grants	11,867,602

71,356,291

9. Income Taxes

Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,970	$94,797
Research and development credits	1,730	10,504
Deferred revenue	18,487	20,228
Stock-based compensation	4,073	4,210
Other, net	(28)	1,251
Valuation allowance	(29,232)	(130,990)

	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2011	2010	2009
Income tax expense (benefit) at statutory rates	$(9,820)	$(18,170)	$(23,318)
State income tax, net of federal benefit	(1,190)	(2,669)	(3,640)
Permanent items	540	466	2,698
Research and development credits	(885)	(1,499)	(2,160)
Stock-based compensation	2,251	1,215	809
Removal of net operating losses and research and development credits	110,861	—	—
Change in valuation allowance—eliminated net operating losses and R&D credits	(110,861)	—	—
Change in valuation allowance	9,105	20,657	25,548

Income tax expense (benefit)	$1	$—	$(63)

For the year ended December 31, 2009, the Company recorded a tax benefit of $63,000 related to refundable income tax credits. This amount was included in Other Income (Expense) for financial statement presentation.

At December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $273.8 million and $250.7 million, respectively. The federal and state loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2011, the Company has federal and state research and development tax credits of $12.0 million and $3.4 million, respectively. The federal research and development tax credits begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely.

Approximately $7.5 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in-capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Although the Company has determined that more likely than not an ownership change has occurred in December 2011, the Company has not completed a formal update of its Section 382 analysis subsequent to December 31, 2010. Until this analysis has been updated, the Company has removed deferred tax assets for net operating losses of $500.3 million and research and development credits of $9.6 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. The amount presented as a deferred tax asset with respect to losses and credits after the removal of potentially limited amounts reflects the estimated asset value using the Section 382 limitation criteria as of the date of the December 2011 public offering of 5,646,173 units given that it is possible that this transaction may have triggered the limitation. When this analysis is finalized, the Company will reassess the amount of net operating losses and credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Gross unrecognized tax benefits at the beginning of the year	$2,935	$2,599	$3,652
Increases related to current year tax positions	212	348	469
Decreases related to prior year tax positions	(13)	(12)	(1,522)
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$3,134	$2,935	$2,599

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2011, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2011, the Company had no interest or penalties accrued for uncertain tax positions.

10. Litigation

The Company is not currently a party to any material legal proceedings.

11. Employee Benefit Plan

During 2007, the Company adopted a 401(k) Plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2011, 2010 and 2009, the Company’s matching contributions to the plan were approximately $158,000, $264,000 and $195,000 respectively.

12. Subsequent Events

In March 2012, the Company entered into a Partial Lease Termination Agreement with its landlord pursuant to which the Company will decrease the office space at its corporate headquarters, by 9,312 rentable square feet thereby decreasing its total leased space to approximately 22,229 rentable square feet (19,818 usable square feet). The Agreement provides for, among other things, a one-time payment of $190,849 by the Company to the landlord and termination of the Company’s payment obligations with respect to the terminated premises.

13. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$1,828	$857	$857	$857
Total operating expenses	13,326	8,335	5,446	5,175
Net loss	(11,603)	(7,568)	(4,580)	(4,307)
Net loss per share—basic and diluted(1)	$(0.24)	$(0.16)	$(0.10)	$(0.09)

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$22	$22	$308	$879
Total operating expenses	14,002	11,768	14,810	12,046
Net loss	(14,079)	(11,903)	(14,646)	(11,287)
Net loss per share—basic and diluted(1)	$(0.30)	$(0.25)	$(0.31)	$(0.24)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Orexigen Therapeutics, Inc. and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 13, 2012

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2012 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2011.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(14)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

4.4(17)	Form of Warrant to Purchase Common Stock

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(6)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(7)	Independent Director Compensation Policy

10.5#(7)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.6(1)	Lease dated September 22, 2006 by and between the Registrant and Prentiss/Collins Del Mar Heights LLC

10.7†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.9†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2003 by and between the Registrant and Oregon Health & Science University

10.10†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.11†(1)	Amendment No. 1 to License Agreement dated December 22, 2004 by and between the Registrant and Duke University

10.12†(1)	Amendment No. 2 to License Agreement dated July 27, 2006 by and between the Registrant and Duke University

10.13†(1)	License Agreement dated June 1, 2004 by and between the Registrant and Lee G. Dante, M.D.

10.17(3)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.18(3)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.19(4)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.20†(5)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

10.21†(8)	Bupropion Hydrochloride Supply Agreement dated November 24, 2009 by and between the Registrant and Chemi, S.p.A.

Exhibit Number	Description
10.22#(6)	Form of Chief Executive Officer Employment Agreement

10.23†(9)	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

10.24†(9)	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.25†(10)	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.26†(10)	Amendment No. 1 to License Agreement dated September 1, 2010 by and between the Registrant and Lee G. Dante

10.27†(18)	Amended and Restated License Agreement dated December 6, 2010 by and between the Registrant, GlaxoSmithKline LLC and Glaxo Group Limited

10.28#(11)	Separation Agreement dated February 16, 2011 by and between the Registrant and Graham K. Cooper

10.29(12)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan

10.30(15)†	Amendment No. 3 to the License Agreement dated June 8, 2011 by and between the Registrant and Duke University

10.31(13)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A. Narachi

10.32(13)	Form of Amendment No.1 to Employment Agreement between the Registrant and Mark Booth

10.33(14)	2007 Equity Incentive Plan of the Registrant, as amended and form of stock option agreement thereunder

10.34(16)	Amendment No. 2 to Amended and Restated Employment Agreement between Mark Booth and the Company dated November 1, 2011

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements and footnotes from the Orexigen Therapeutics Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.

(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.
(6)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 2, 2010.
(8)	Filed with the Registrant’s Annual Report on Form 10-K on March 11, 2010.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2010.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2010.
(11)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.
(12)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.
(13)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.
(14)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(15)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 8, 2011.
(16)	Filed with the Registrant’s Current Report on Form 8-K on November 1, 2011.
(17)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(18)	Filed with the Registrant’s Annual Report on Form 10-K on March 11, 2011.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Dated: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. NARACHI Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	March 13, 2012

/s/ JOSEPH P. HAGAN Joseph P. Hagan	Chief Business Officer (Principal Financial and Accounting Officer)	March 13, 2012

/s/ ECKARD WEBER Eckard Weber, M.D.	Chairman of the Board of Directors	March 13, 2012

/s/ LOUIS C. BOCK Louis C. Bock	Director	March 13, 2012

/s/ WENDY DIXON Wendy Dixon, Ph.D.	Director	March 13, 2012

/s/ BRIAN H. DOVEY Brian H. Dovey	Director	March 13, 2012

/s/ PETER K. HONIG Peter K. Honig, M.D.	Director	March 13, 2012

/s/ JOSEPH S. LACOB Joseph S. Lacob	Director	March 13, 2012

/s/ PATRICK MAHAFFY Patrick Mahaffy	Director	March 13, 2012

/s/ MICHAEL F. POWELL Michael F. Powell, Ph.D.	Director	March 13, 2012

/s/ DANIEL K. TURNER III Daniel K. Turner III	Director	March 13, 2012