Form 10-Q
period 2012-03-31
Orexigen Therapeutics, Inc.
filed 2012-05-10
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

As of May 7, 2012, the registrant had 67,777,519 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,445	$101,749
Investment securities, available-for-sale	65,134	45,844
Prepaid expenses and other current assets	1,287	1,126

Total current assets	139,866	148,719
Property and equipment, net	319	439
Restricted cash	542	542

Total assets	$140,727	$149,700

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,002	$4,277
Deferred revenue, current portion	3,429	3,429

Total current liabilities	8,431	7,706
Deferred revenue, less current portion	41,143	42,000
Other long-term liabilities	215	288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2012 and December 31, 2011; 67,777,519 and 61,285,514 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	68	61
Additional paid-in capital	448,004	446,357
Accumulated other comprehensive income (loss)	(10)	(2)
Accumulated deficit	(357,124)	(346,710)

Total stockholders’ equity	90,938	99,706

Total liabilities and stockholders’ equity	$140,727	$149,700

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Collaborative agreement	$857	$857
License revenue	—	971

Total revenues	857	1,828
Operating expenses:
Research and development	6,800	6,567
General and administrative	4,512	6,759

Total operating expenses	11,312	13,326

Loss from operations	(10,455)	(11,498)
Other income (expense):
Interest income	43	15
Interest and other expense	(2)	(120)

Total other income (expense)	41	(105)

Net loss	$(10,414)	$(11,603)

Net loss per share	$(0.16)	$(0.24)

Shares used in computing net loss per share	65,989	47,867

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Loss	$(10,414)	$(11,603)
Other comprehensive income (loss)
Unrealized gains (losses) on investment securities	(8)	16

Other comprehensive income (loss)	(8)	16

Comprehensive income attributable to Orexigen	$(10,422)	$(11,587)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(10,414)	$(11,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	194	236
Amortization of debt issuance costs	—	95
Depreciation	83	120
Loss on disposal of equipment	37	—
Stock-based compensation	1,592	2,216
Deferred revenue	(857)	(1,828)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(161)	1,446
Accounts payable and accrued expenses	725	(5,308)
Deferred rent	(73)	(31)

Net cash used in operating activities	(8,874)	(14,657)
Investing activities
Purchases of securities available-for-sale	(37,486)	(28,705)
Maturities of securities available-for-sale	17,994	58,980

Net cash provided by (used in) investing activities	(19,492)	30,275
Financing activities
Proceeds from issuance of common stock	62	439
Payments on borrowings on long-term debt	—	(1,349)

Net cash provided by (used in) financing activities	62	(910)

Net increase (decrease) in cash and cash equivalents	(28,304)	14,708
Cash and cash equivalents at beginning of period	101,749	24,926

Cash and cash equivalents at end of period	$73,445	$39,634

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of March 31, 2012, had an accumulated deficit of $357.1 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

The balance sheet as of December 31, 2011 has been derived from the audited financial statements as of December 31, 2011 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU No. 2011-05”). ASU No. 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Upon adoption on January 1, 2012, the Company elected to present comprehensive income in two separate but consecutive statements as part of the financial statements included in this Quarterly Report on Form 10-Q.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss attributable to common stockholders	$(10,414)	$(11,603)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	65,989	47,867

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.24)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock warrants outstanding	42,442	—
Common stock options outstanding	13,783	7,833

	56,225	7,833

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$11,457	$1	$(1)	$11,457
U.S. government agency securities	Less than 1	53,687	2	(12)	53,677

Total investment securities		$65,144	$3	$(13)	$65,134

December 31, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$16,819	$3	$(5)	$16,817
U.S. Treasury securities	Less than 1	3,276	1	—	3,277
U.S. government agency securities	Less than 1	25,749	4	(3)	25,750

Total investment securities		$45,844	$8	$(8)	$45,844

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2012 and 2011.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

	Balance as of March 31, 2012	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds/U.S. Treasury securities	$73,445	$73,445	$—	$—
Corporate debt obligations	11,457	—	11,457	—
U.S. government agency securities	53,677	—	53,677	—

Total financial instruments owned	$138,579	$73,445	$65,134	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2012	December 31, 2011
Furniture and fixtures	5	$1,079	$1,102
Computer equipment and software	3 to 5	447	447
Leasehold improvements	5	435	555
Laboratory equipment	5	32	32

		1,993	2,136
Less accumulated depreciation and amortization		(1,674)	(1,697)

		$319	$439

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	XXXXXX	XXXXXX
	March 31, 2012	December 31, 2011
Accounts payable	$2,057	$1,532
Accrued compensation related expenses	845	2,186
Accrued preclinical and clinical trial expenses	1,892	155
Accrued legal and professional expenses	98	174
Other accrued liabilities	110	230

	$5,002	$4,277

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2012 and 2011 was comprised of the following (in thousands):

	XXXXXX	XXXXXX
	Three Months Ended March 31,
	2012	2011
General and administrative	$1,227	$1,606
Research and development	365	610

	$1,592	$2,216

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	XXXXXXX	XXXXXXX
	Three Months Ended March 31,
	2012	2011
Expected life (in years)	6.0	6.0
Expected volatility	87.5%	72.9%
Risk-free interest rate	1.1%	2.4%
Expected dividend yield	—	—

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

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For each of the three months ended March 31, 2012 and 2011, the Company recognized revenues under this agreement of $857,000. At March 31, 2012, deferred revenue under this agreement totaled $44.6 million.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that two regulatory/development milestone payments, $20.0 million due to the Company upon regulatory approval in the United States and $10.0 million due to the Company upon the delivery of launch supplies to Takeda, meet the definition of a milestone as: (1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance, (2) there was substantive uncertainty at the date the agreement was entered into that the event will be achieved, and (3) they result in additional payments being due to the Company. The third regulatory/development milestone payment, $70.0 million due to the Company upon the first commercial sale in the United States, does not meet the definition of a milestone as Takeda is responsible for the commercialization of Contrave. Sales-based milestone payments currently do not meet these criteria and will not be classified as milestones as their achievement is solely based on the performance of Takeda. The Company has determined that the anniversary milestones do not meet the definition of a milestone as the Company believes these payments are contingent solely upon the passage of time.

Operating Leases

In March 2012, the Company entered into a Partial Lease Termination Agreement with its landlord pursuant to which the Company decreased the office space at its corporate headquarters, by 9,312 rentable square feet thereby decreasing its total leased space to approximately 22,229 rentable square feet (19,818 usable square feet). The Agreement provided for, among other things, a one-time payment of $190,849 by the Company to the landlord and termination of the Company’s payment obligations with respect to the terminated premises.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of March 31, 2012, we had an accumulated deficit of $357.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $857,000 in revenue for the three months ending March 31, 2012, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

During 2005, we sublicensed technology to Cypress Bioscience, Inc., or Cypress, for an upfront payment of $1.5 million, and this amount was being recognized ratably over the estimated life of the sublicensed patent. In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue of $971,000 was recognized in January 2011.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2012 and 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2012	2011
Costs of external service providers:
Obesity	$5,328	$2,125
Other	44	48

Subtotal	5,372	2,173
Internal costs	1,063	3,784
Stock-based compensation	365	610

Total research and development expenses	$6,800	$6,567

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

There were no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 and 2011 were $857,000 and $1.8 million, respectively. The decrease of $971,000 was due to the recognition of the remaining deferred revenue of $971,000 due to the termination of the license agreement with Cypress in January 2011.

Research and Development Expenses. Research and development expenses increased to $6.8 million for the three months ended March 31, 2012 from $6.6 million for the comparable period during 2011. This increase of approximately $200,000 was due primarily to an increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $3.2 million. The increase was partially offset by a decrease in salaries and personnel related costs of $2.8 million and a decrease in stock-based compensation expense of $244,000.

General and Administrative Expenses. General and administrative expenses decreased to $4.5 million for the three months ended March 31, 2012 from $6.8 million for the comparable period during 2011. This decrease of approximately $2.3 million was due primarily to a decrease in salaries and personnel related costs of $1.8 million and a decrease in stock-based compensation expense of $379,000.

Interest and Other Income. Interest income increased to $43,000 for the three months ended March 31, 2012 from $15,000 for the comparable period during 2011. This increase of $28,000 was due to an increase in average cash and investment balances.

Interest and Other Expense. Interest and other expense decreased to $2,000 for the three months ended March 31, 2012 from $120,000 for the comparable period during 2011. This decrease of $118,000 was primarily due to our debt being paid in full in July 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through March 31, 2012, we received net proceeds of approximately $407.1 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million;

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million; and

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and warrants to purchase 56,461,730 shares of common stock for aggregate net proceeds of $86.9 million.

As of March 31, 2012, we had $73.4 million in cash and cash equivalents and an additional $65.1 million in investment securities, available-for-sale. As of March 31, 2012, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $8.9 million and $14.7 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $19.5 million for the three months ended March 31, 2012 and net cash provided by investing activities was $30.3 million for the three months ended March 31, 2011. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $62,000 for the three months ended March 31, 2012 and net cash used in financing activities was $910,000 for the three months ended March 31, 2011. The net cash used in financing activities was a result of the payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended, and was partially offset by proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We will incur substantial additional development expenses to conduct the CVOT. The CVOT is designed to enroll approximately 10,000 patients, and we would expect to complete the interim analysis within two years following the trial’s commencement. We expect to initiate the CVOT late in the second quarter of 2012. We anticipate that it will cost approximately $100.0 million to conduct the CVOT to the interim analysis.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2012, consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.

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

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We believe these design requirements are reasonable and feasible and provide the certainty required to reinitiate development of Contrave. Since we obtained the clarity from the FDA on the design requirements of the CVOT, we have been planning and moving towards initiating the CVOT. In early February we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. A SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins. Although we are not aware of any such issue, there is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to the CVOT protocol can invalidate the SPA. If the FDA does not consider the SPA to be binding, the agency could assert that additional trial or data are required to support a regulatory submission. We expect to initiate the CVOT late in the second quarter of 2012.

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

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the CVOT), or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA held an advisory committee in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. In that meeting, the Endrocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, voted 17 to 6 that obesity drugs without a theoretic risk or signal for cardiovascular harm should be required to rule out a certain degree of excess cardiovascular risk with a cardiovascular outcomes trial or any appropriately sized meta-analysis of Phase 2 and Phase 3 MACE data. Although we received written assurance from the OND that such advisory committee would not impact the CVOT advice provided in their letter, we cannot be assured of the outcome of that meeting or its effect on the SPA, draft guidance or on the development and approvability of our obesity product candidates. For example, we can provide no assurance that the Division of Metabolic and Endocrinologic Products’, or DMEP, interpretation of the input received from the March 2012 EMDAC meeting will not result in changes to the issued guidance regarding the development of obesity compounds, CVOT or additional trials.

Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic. In our recent discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until after the March 2012 EMDAC meeting. We have not received further communication from the FDA on Empatic following the March 2012 EMDAC meeting. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In addition, the FDA provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥35 kg/m2 accompanied by at least one obesity-related comorbidity have sufficiently high risk from their excess body weight and should participate in the Phase III trials.

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

Our SPA with the FDA relating to the Contrave CVOT does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including NDA approval.*

The protocol for our Contrave CVOT was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, the FDA retains the right to require additional testing and we cannot be certain that the design of, or data collected from, the CVOT will be adequate to demonstrate the safety of Contrave, or otherwise be sufficient to support FDA or any foreign regulatory approval. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. The March 2012 EMDAC meeting, as well as the FDA’s interpretation of the input received at the meeting, heightens these risks. While the FDA stated that the March 2012 EMDAC meeting will not impact the advice provided in the OND’s letter and the agency will honor the advice provided, we cannot be certain that the FDA will not seek to alter the agreement reached in the SPA. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the CVOT. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the CVOT, or whether Contrave will receive any regulatory approvals as a result of the SPA agreement or the CVOT. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for Contrave.

Our clinical trials, including the CVOT, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.*

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a CVOT to assess Contrave compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the CVOT based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. In early February 2012 we reached agreement with the FDA on the SPA for the CVOT. We expect to initiate the CVOT late in the second quarter of 2012. We can provide no assurance that the CVOT will demonstrate acceptable levels of cardiovascular risk or that the results of the CVOT trial will support approval of the Contrave NDA. Although we received written assurance from the OND that the March 2012 EMDAC meeting would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the March 2012 EMDAC meeting would not result in changes to the CVOT design, issued guidance regarding the development of obesity compounds or the need to conduct additional trials prior to re-submitting the Contrave NDA, irrespective of the SPA. Moreover, executing the CVOT may be challenging. For example, enrolling a sufficient number of patients or patients with the needed risk profile could be difficult and could delay the interim data analysis and ultimately potential approval.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In addition, the FDA has provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥35 kg/m2 accompanied by at least one obesity-related comorbidity has sufficiently high risk from their excess body weight should participate in the Phase III trials. In our recent discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until after the March 2012 EMDAC meeting. We have not received further communication from the FDA on Empatic following the March 2012 EMDAC meeting. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. Based on the outcome of discussions with the FDA regarding the Contrave NDA, as well as the FDA’s determination on Vivus, Inc.’s NDA for its product candidate, we plan to evaluate next steps for the Empatic program. We have not yet commenced any Phase III clinical trials for this product candidate.

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. For instance, based on the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave and the expected design for the CVOT are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval in addition to the CVOT. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials, including the CVOT, may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of the Contrave NDA.

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

We currently rely on third parties to assist us with a variety of matters related to the preparation of our regulatory applications. We are also currently working with a number of CROs for monitoring, oversight and statistical support for the CVOT. In the future we will depend on CROs and independent clinical investigators to conduct our clinical trials, including the CVOT we intend to conduct. The third parties with whom we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program.*

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the March 2012 EMDAC meeting will result in other such requirements. The evidence we gather from the CVOT may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

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

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Athersys, Inc., Genaera Corporation, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, Vivus, Inc., and Zafgen, Inc., as well as Arena’s partner, Eisai Pharmaceuticals, Inc. and our and Amylin’s partner, Takeda. Arena and Vivus each filed an NDA seeking approval of its respective product candidate in December 2009 and in October 2010, the FDA completed its reviews of these NDAs and did not approve either product. Both companies received CRLs from the FDA regarding their respective NDAs. Vivus resubmitted its NDA in October 2011. In February 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee recommended, by a vote of 20 to 2, that Vivus’ product candidate, Qnexa, be granted marketing approval by the FDA for the treatment of obesity in adults based on a favorable benefit-risk profile. In April 2012, the FDA extended the Prescription Drug User Fee Act, or PDUFA, date for the Vivus NDA from April 2012 to July 2012. Arena resubmitted its NDA in December 2011 and has a PDUFA date in June 2012. If either Arena or Vivus is successful at obtaining FDA approval prior to us, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena entered into a partnership with Eisai to commercialize its obesity product candidate, if approved. This partnership may enable Arena to more effectively market and sell its product, if approved.

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

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.*

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our NDA for Contrave would rely, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Analogous legislation does not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

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

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2012, we had an accumulated deficit of approximately $357.1 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We will need additional funds and/or need to enter into additional collaborative or other agreements in order to fund any additional clinical trials for Contrave beyond the CVOT, to the extent required, commercialize Contrave outside the United States, Canada and Mexico and continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2012 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2022 and 2017, respectively. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code

of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, which could have an adverse effect on our results of operations. Although we have determined that more likely than not an ownership change occurred in December 2011, we have not completed an update of our Section 382 analysis subsequent to December 31, 2010. When this analysis is finalized, we will reassess the amount of net operating losses and credits subject to limitation under Section 382.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.63 to a high sale price of $5.14. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of May 1, 2012, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 31.5 % of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
10.1(4)	Amendment No. 3 to Amended and Restated Employment Agreement dated March 15, 2012 by and between the Registrant and Mark Booth.
10.2	Partial Lease Termination Agreement dated March 2, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on March 16, 2012.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 10, 2012	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008
10.1(4)	Amendment No. 3 to Amended and Restated Employment Agreement dated March 15, 2012 by and between the Registrant and Mark Booth.
10.2	Partial Lease Termination Agreement dated March 2, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(3)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.(4) Filed with the Registrant’s Current Report on Form 8-K on March 16, 2012.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.