Form 10-Q
period 2012-06-30
Orexigen Therapeutics, Inc.
filed 2012-08-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of August 3, 2012, the registrant had 70,649,980 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$67,366	$101,749
Investment securities, available-for-sale	58,831	45,844
Prepaid expenses and other current assets	2,326	1,126

Total current assets	128,523	148,719
Property and equipment, net	242	439
Restricted cash	177	542

Total assets	$128,942	$149,700

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,414	$4,277
Deferred revenue, current portion	3,429	3,429

Total current liabilities	11,843	7,706
Deferred revenue, less current portion	40,286	42,000
Other long-term liabilities	178	288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2012 and December 31, 2011; 67,947,519 and 61,285,514 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	68	61
Additional paid-in capital	450,362	446,357
Accumulated other comprehensive income (loss)	(10)	(2)
Accumulated deficit	(373,785)	(346,710)

Total stockholders’ equity	76,635	99,706

Total liabilities and stockholders’ equity	$128,942	$149,700

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Collaborative agreement	$857	$857	$1,714	$1,714
License revenue	—	—	—	971

Total revenues	857	857	1,714	2,685
Operating expenses:
Research and development	12,822	3,131	19,622	9,698
General and administrative	4,742	5,204	9,254	11,963

Total operating expenses	17,564	8,335	28,876	21,661

Loss from operations	(16,707)	(7,478)	(27,162)	(18,976)
Other income (expense):
Interest income	46	11	89	26
Interest expense	—	(101)	(2)	(221)

Total other income (expense)	46	(90)	87	(195)

Net loss	$(16,661)	$(7,568)	$(27,075)	$(19,171)

Net loss per share	$(0.25)	$(0.16)	$(0.40)	$(0.40)

Shares used in computing net loss per share	67,780	48,082	66,885	47,975

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Loss	$(16,661)	$(7,568)	$(27,075)	$(19,171)
Other comprehensive income (loss)
Unrealized gains (losses) on investment securities	—	(1)	(8)	15

Other comprehensive income (loss)	—	(1)	(8)	15

Comprehensive income attributable to Orexigen	$(16,661)	$(7,569)	$(27,083)	$(19,156)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(27,075)	$(19,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	345	458
Amortization of debt issuance costs	—	192
Depreciation	160	240
Loss on disposal of equipment	37	—
Stock-based compensation	3,668	3,869
Deferred revenue	(1,714)	(2,685)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,200)	1,193
Accounts payable and accrued expenses	4,137	(4,755)
Deferred rent	(110)	(76)

Net cash used in operating activities	(21,752)	(20,735)
Investing activities
Purchases of securities available-for-sale	(58,909)	(38,325)
Maturities of securities available-for-sale	45,569	72,024
Restricted cash	365	269

Net cash provided by (used in) investing activities	(12,975)	33,968
Financing activities
Proceeds from issuance of common stock	344	452
Payments on borrowings on long-term debt	—	(2,211)

Net cash provided by (used in) financing activities	344	(1,759)

Net increase (decrease) in cash and cash equivalents	(34,383)	11,474
Cash and cash equivalents at beginning of period	101,749	24,926

Cash and cash equivalents at end of period	$67,366	$36,400

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of June 30, 2012, had an accumulated deficit of $373.8 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to common stockholders	$(16,661)	$(7,568)	$(27,075)	$(19,171)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	67,780	48,082	66,885	47,975

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.16)	$(0.40)	$(0.40)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock warrants outstanding	42,442	—	42,442	—
Common stock options outstanding	14,474	11,185	14,474	11,185

	56,916	11,185	56,916	11,185

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$9,717	$1	$(1)	$9,717
U.S. government agency securities	Less than 1	49,124	3	(13)	49,114

Total investment securities		$58,841	$4	$(14)	$58,831

December 31, 2011			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$16,819	$3	$(5)	$16,817
U.S. Treasury securities	Less than 1	3,276	1	—	3,277
U.S. government agency securities	Less than 1	25,749	4	(3)	25,750

Total investment securities		$45,844	$8	$(8)	$45,844

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2012 and 2011.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds	$65,415	$65,415	$—	$—
Corporate debt obligations	10,468	—	10,468	—
U.S. government agency securities	50,314	—	50,314	—

Total financial instruments owned	$126,197	$65,415	$60,782	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life	June 30,	December 31,
	In Years	2012	2011
Furniture and fixtures	5	$1,078	$1,102
Computer equipment and software	3 to 5	447	447
Leasehold improvements	5	435	555
Laboratory equipment	5	32	32

		1,992	2,136
Less accumulated depreciation and amortization		(1,750)	(1,697)

		$242	$439

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accrued preclinical and clinical trial expenses	$3,307	$155
Accounts payable	2,987	1,532
Accrued compensation related expenses	1,807	2,186
Accrued legal and professional expenses	197	174
Other accrued liabilities	116	230

	$8,414	$4,277

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2012 and 2011 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative	$1,611	$1,289	$2,838	$2,895
Research and development	465	364	830	974

	$2,076	$1,653	$3,668	$3,869

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life (in years)	6.0	6.0	6.0	6.0
Expected volatility	87.5%	76.7%	87.5%	75.3%
Risk-free interest rate	1.1%	1.9%	1.1%	2.1%
Expected dividend yield	—	—	—	—

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

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and six months ended June 30, 2012 and 2011, the Company recognized revenues under this agreement of $857,000, $857,000, $1.7 million and $1.7 million, respectively. At June 30, 2012, deferred revenue under this agreement totaled $43.7 million.

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

We disputed the FDA decisions in the CRL with respect to Contrave. In September 2011, we received written correspondence detailing the FDA's Office of New Drugs’, or OND, design requirements for a cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We believe that these design requirements are feasible and provide the certainty required to continue the development of Contrave. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of major adverse cardiovascular events, or MACE, in patients participating in the study. An interim analysis and NDA resubmission to the FDA is planned once approximately 87 MACE events have occurred. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, Contrave could be approved prior to completion of the CVOT. In early February 2012 we reached agreement with the FDA on the trial protocol through the Special Protocol Assessment, or SPA, for the CVOT.

In June 2012, we initiated the CVOT, which we now refer to as the Light Study. We expect to complete enrollment of patients required for the interim analysis of the Light Study in the first quarter of 2013. We are targeting to enroll a patient population with a 1.5% annualized background rate of MACE. The demographics (age, gender, smoking status, prevalence of cardiovascular disease, diabetes and other co-morbidities) of the patients enrolled into the study to date are in line with the targeted population and the projected MACE rate. With the revised enrollment projections, and assuming that the actual background MACE rate meets the expected 1.5% per year, the 87th MACE would occur in the second half of 2013.

In July 2012, we reinitiated development of Empatic. Our objective is to have a meeting with the FDA to discuss the continued development of Empatic by the end of 2012.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of June 30, 2012, we had an accumulated deficit of $373.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $1.7 million in revenue for the six months ending June 30, 2012, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2012 and 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Costs of external service providers:
Obesity	$10,781	$834	$16,084	$2,958
Other	53	36	97	85

Subtotal	10,834	870	16,181	3,043
Internal costs	1,523	1,897	2,611	5,681
Stock-based compensation	465	364	830	974

Total research and development expenses	$12,822	$3,131	$19,622	$9,698

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization.

Specifically, we cannot quantify the development expenses associated with completion of the Light Study for Contrave or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we meet with the FDA, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on the scope and timing of the Light Study and any other additional clinical trials for Contrave, if any, our financial resources, as well as decisions made with respect to the development of Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect Contrave to be commercially available in any major market until 2014 at the earliest, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

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

There were no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011

Revenues. Revenues for each of the three months ended June 30, 2012 and 2011 were $857,000 and represents revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $12.8 million for the three months ended June 30, 2012 from $3.1 million for the comparable period during 2011. This increase of approximately $9.7 million was due primarily to an increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $9.9 million. The increase was partially offset by a decrease in salaries and personnel related costs of $592,000.

General and Administrative Expenses. General and administrative expenses decreased to $4.7 million for the three months ended June 30, 2012 from $5.2 million for the comparable period during 2011. This decrease of approximately $500,000 was due primarily to a decrease in salaries and personnel related costs of $598,000 and partially offset by an increase in stock-based compensation expense of $322,000.

Interest and Other Income. Interest income increased to $46,000 for the three months ended June 30, 2012 from $11,000 for the comparable period during 2011. This increase of $35,000 was due to an increase in average cash and investment balances.

Interest and Other Expense. Interest and other expense was $0 for the three months ended June 30, 2012 as compared to $101,000 for the comparable period during 2011. This decrease of $101,000 was primarily due to our debt being paid in full in July 2011.

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011

Revenues. Revenues for the six months ended June 30, 2012 and 2011 were $1.7 million and $2.7 million, respectively. The decrease of approximately $1.0 million was due to the recognition of the remaining deferred revenue of $971,000 due to the termination of the license agreement with Cypress in January 2011.

Research and Development Expenses. Research and development expenses increased to $19.6 million for the six months ended June 30, 2012 from $9.7 million for the comparable period during 2011. This increase of approximately $9.9 million was due primarily to an increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $13.1 million. The increase was partially offset by a decrease in salaries and personnel related costs of $3.4 million. Research and development expenses for the six months ended June 30, 2011 included employee termination costs of $2.6 million as a result of our corporate realignment.

General and Administrative Expenses. General and administrative expenses decreased to $9.3 million for the six months ended June 30, 2012 from $12.0 million for the comparable period during 2011. This decrease of approximately $2.7 million was due primarily to a decrease in salaries and personnel related costs of $2.4 million. General and administrative expenses for the six months ended June 30, 2011 included employee termination costs of $1.4 million as a result of our corporate realignment.

Interest and Other Income. Interest income increased to $89,000 for the six months ended June 30, 2012 from $26,000 for the comparable period during 2011. This increase of $63,000 was due to an increase in average cash and investment balances.

Interest Expense. Interest expense decreased to $2,000 for the six months ended June 30, 2012 from $221,000 for the comparable period during 2011. This decrease of $219,000 was primarily due to our debt being paid in full in July 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2012, we received net proceeds of approximately $407.1 million from the sale of shares of our preferred and common stock as follows:

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

As of June 30, 2012, we had $67.4 million in cash and cash equivalents and an additional $58.8 million in investment securities, available-for-sale. As of June 30, 2012, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $21.8 million and $20.7 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $13.0 million for the six months ended June 30, 2012 and net cash provided by investing activities was $34.0 million for the six months ended June 30, 2011. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $344,000 for the six months ended June 30, 2012 and net cash used in financing activities was $1.8 million for the six months ended June 30, 2011. The net cash used in financing activities in 2011 was a result of the payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended, and was partially offset by proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We will incur substantial additional development expenses to conduct the Light Study for Contrave and to develop Empatic. We initiated the Light Study in June of 2012. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we meet with the FDA, we are not able to estimate the expenses required to further develop Empatic.

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

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•

the scope, cost and timing of the Light Study and any other additional clinical trials required for Contrave and Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates, which with respect to Empatic will depend on the outcome of any meeting we have with FDA on its continued development;

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2012, consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We believe these design requirements are reasonable and feasible and provide the certainty required to reinitiate development of Contrave. Since we obtained the clarity from the FDA on the design requirements of the CVOT, we have been planning and moving towards initiating the CVOT. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of MACE in patients participating in the study. An interim analysis and NDA resubmission to the FDA is planned once approximately 87 MACE events have occurred. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, Contrave could be approved prior to completion of the CVOT. In early February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. A SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins. Although we are not aware of any such issue, there is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to the CVOT protocol can invalidate the SPA. If the FDA does not consider the SPA to be binding, the agency could assert that additional trial or data are required to support a regulatory submission.

In June 2012, we initiated the CVOT, which we now refer to as the Light Study. We expect to complete enrollment of patients required for the interim analysis of the Light Study in the first quarter of 2013. We are targeting to enroll a patient population with a 1.5% annualized background rate of MACE. The demographics (age, gender, smoking status, prevalence of cardiovascular disease, diabetes and other co-morbidities) of the patients enrolled into the study to date are in line with the targeted population and the projected MACE rate. With the revised enrollment projections, and assuming that the actual background MACE rate meets the expected 1.5% per year, the 87th MACE could occur in the second half of 2013. Although in July 2012 we announced that the Light Study was enrolling faster than we originally projected, we can provide no assurance that those enrollment rates will continue or that the patients we are enrolling will result in the appropriate event rate. If enrollment does not proceed as anticipated or the actual background MACE rate does not meet or exceed the expected 1.5% per year, or we otherwise cannot enroll the targeted population on our anticipated timeframe, the 87th MACE may not occur until after 2013.

Conducting the CVOT that is set forth in the letter received in September 2011 and in accordance with the SPA and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. We can provide no assurance that the results of the Light Study would support approval of the NDA. In addition, we cannot provide assurance that we will be able to conduct the activities, including the Light Study, necessary to re-submit our NDA for Contrave or that the FDA will approve such resubmission as a result of the factors identified. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in an additional six month review cycle by the FDA.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials, including the Light Study, sufficient to support approval;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials, including the Light Study;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities;

•	the FDA may not approve of the formulation and/or the specifications of a product candidate;

•	the FDA may not agree with our proposed labeling; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the Light Study), or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA held an advisory committee in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. In that meeting, the Endrocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, voted 17 to 6 that obesity drugs without a theoretic risk or signal for cardiovascular harm should be required to rule out a certain degree of excess cardiovascular risk with a cardiovascular outcomes trial or any appropriately sized meta-analysis of Phase II and Phase III MACE data. Although we received written assurance from the OND that such advisory committee would not impact the CVOT advice provided in their letter, we cannot be assured of the outcome of that meeting or its effect on the SPA, draft guidance or on the development and approvability of our obesity product candidates. For example, we can provide no assurance that the Division of Metabolic and Endocrinologic Products’, or DMEP, interpretation of the input received from the March 2012 EMDAC meeting will not result in changes to the issued guidance regarding the development of obesity compounds, CVOT or additional trials.

Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic. In our recent discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the Light Study we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until after the March 2012 EMDAC meeting. We have not received further communication from the FDA on Empatic following the March 2012 EMDAC meeting. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In addition, the FDA provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥ 35 kg/m2 accompanied by at least one obesity-related comorbidity have sufficiently high risk from their excess body weight and should participate in the Phase III trials. In July 2012, we reinitiated development of Empatic. Our objective is to have a meeting with the FDA to discuss the continued development of Empatic by the end of 2012.

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

Our SPA with the FDA relating to the Contrave CVOT does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including NDA approval.*

The protocol for our Contrave CVOT was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, the FDA retains the right to require additional testing and we cannot be certain that the design of, or data collected from, the Light Study will be adequate to demonstrate the safety of Contrave, or otherwise be sufficient to support FDA or any foreign regulatory approval. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. The March 2012 EMDAC meeting, as well as the FDA’s interpretation of the input received at the meeting, heightens these risks. While the FDA stated that the March 2012 EMDAC meeting will not impact the advice provided in the OND’s letter and the agency will honor the advice provided, we cannot be certain that the FDA will not seek to alter the agreement reached in the SPA. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the Light Study. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the Light Study, or whether Contrave will receive any regulatory approvals as a result of the SPA agreement or the Light Study. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for Contrave.

Our clinical trials, including the Light Study, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.*

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a CVOT to assess Contrave compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the CVOT based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. In early February 2012 we reached agreement with the FDA on the SPA for the CVOT. We initiated the CVOT in June 2012, which we now refer to as the Light Study. We can provide no assurance that the Light Study will demonstrate acceptable levels of cardiovascular risk or that the results of the Light Study trial will support approval of the Contrave NDA. Although we received written assurance from the OND that the March 2012 EMDAC meeting would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the March 2012 EMDAC meeting would not result in changes to the Light

Study design, issued guidance regarding the development of obesity compounds or the need to conduct additional trials prior to re-submitting the Contrave NDA, irrespective of the SPA. Moreover, executing the Light Study may be challenging. For example, enrolling a sufficient number of patients or patients with the needed risk profile could be difficult and could delay the interim data analysis and ultimately potential approval. Although in July 2012 we announced that the Light Study was enrolling faster than previously projected, we can provide no assurance that those enrollment rates will continue or that the patients we are enrolling will result in the appropriate event rate.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In addition, the FDA has provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥ 35 kg/m2 accompanied by at least one obesity-related comorbidity has sufficiently high risk from their excess body weight should participate in the Phase III trials. In earlier discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until after the March 2012 EMDAC meeting. We have not received further communication from the FDA on Empatic following the March 2012 EMDAC meeting. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In July 2012, we reinitiated development of Empatic. Our objective is to have a meeting with the FDA to discuss the continued development of Empatic by the end of 2012.

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

Delays in the commencement or completion of clinical trials, including the Light Study, or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs and/or generate revenues.*

Delays in the commencement or completion of clinical trials, including the Light Study, could significantly affect our product development costs. We do not know whether clinical trials will begin on time or whether clinical trials, including the Light Study, will be completed on schedule, if at all. The commencement and completion of clinical trials, including the Light Study, can be delayed for a number of reasons, including delays related to:

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

•

recruiting and enrolling patients to participate in clinical trials, including the Light Study, for a variety of reasons, including competition from other clinical trial programs for the treatment of obesity or similar indications and the restrictions imposed by the design and length of a clinical trial, including enrolling patients with the needed risk profile with respect to the Light Study;

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	the status of our collaborative relationship with Takeda with respect to any additional clinical trials required for Contrave; and

•	collecting, reviewing and analyzing our clinical trial data.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial, including the Light Study, may be suspended or terminated by us, a collaborative partner, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. For instance, based on the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for Contrave and the design for the Light Study are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval in addition to the Light Study. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials, including the Light Study, may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of the Contrave NDA.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. *

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide. Specifically, infrequent reports of idiopathic neutropenia, or transient extremely low white blood cell counts, were observed. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign, idiopathic neutropenia.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. For example, the Light Study may demonstrate that the risk of MACE in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile and could delay or prevent the regulatory approval of Contrave. In addition, in the Light Study the incidence of known side effects may occur at increased rates or new undesirable side effects may arise that could delay or prevent the regulatory approval of Contrave. The approvability and eventual labeling of Contrave and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. Any of the side effects of Contrave or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

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

We rely primarily on third parties to assist us in the preparation of our regulatory applications and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We are currently working with a number of CROs for monitoring, oversight and statistical support for the Light Study. In addition, we expect to use a CRO to assist us with the development of Empatic and the preparation of the regulatory submissions for our product candidates. The third parties with whom we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we and our current and any future collaborative partner require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and such collaborative partner may face delays in the development and commercialization of our product candidates.*

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ active pharmaceutical ingredients, or API, from our API suppliers, the tablets combining those components and the bottles used to package these tablets for use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes required on a timely basis, we may face delays in the development of our product candidate.

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

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or demonstrate successful technology transfer of the processes necessary for the production of our product candidates.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and production capacity, equipment failures as well as compliance with strictly enforced federal, state and foreign regulations, which include product requirements established by the FDA or other regulatory agencies and stability requirements in other foreign countries that our current product candidate formulation may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, or if we or our collaborative partner do not accurately forecast our demand, our ability or our collaborative partner’s ability to provide product candidates to patients in our and our current and any future collaborative partner’s clinical trials, including the Light Study, or to commercially launch a product candidate would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, including the Light Study, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully complete the Light Study or any other required clinical trials or commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the Light Study, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our or our current or any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our current and any future collaborative partner may be unable to meet demand for our products and would lose potential revenues.

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

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program.*

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the March 2012 EMDAC meeting will result in other such requirements. The evidence we gather from the Light Study may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties. *

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

Manufacturers of drug products and their facilities are also subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, a collaborative partner or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (including a change or revision to the specifications set forth in the facility’s drug master file, or DMF), a regulatory agency may impose restrictions on that product, the manufacturer, our collaborative partner or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, a collaborative partner, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue Warning Letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials, including the Light Study;

•	refuse to approve pending applications or supplements to applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us or our collaborative partner to initiate a product recall.

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or our collaborative partner require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our collaborative partner may face delays in the development or commercial launch of our product candidates.*

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay our development programs, including the Light Study, or commercial launch of our product candidates, if approved.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration or applicable foreign equivalents, or DEA. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there exist few current manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our collaborative partner’s current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to complete any additional required clinical trials, including the Light Study, and to launch and continue to commercialize Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the Light Study, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our and our current and any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our current or any future collaborative partner may not be able to successfully commercialize our product candidates, any commercial launch could be delayed and/or we and such collaborative partner may be unable to meet demand for our products and would lose potential revenues.

We are dependent on our collaboration with Takeda to commercialize Contrave in the United States, Canada and Mexico, and, if our NDA for Contrave is approved by the FDA, to further develop Contrave. This collaboration may place the commercialization and, if applicable, the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business. *

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. We cannot be certain that our collaboration with Takeda will continue, particularly in light of the substantial additional development requirements in order to resubmit an NDA for Contrave. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of Contrave, and even if we elected to pursue further development and commercialization of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

•	Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to the post-approval development or commercialization of Contrave;

•	we and Takeda could disagree as to pre-approval or post-approval development plans and Takeda may delay clinical trials, including the Light Study, or stop a clinical trial, including the Light Study;

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

We expect intense competition in the obesity marketplace for Contrave and Empatic, if approved, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin, and in July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. If Arena or its partner Eisai Pharmaceuticals, Inc. and Vivus commercially launch their products, they may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena’s partnership with Eisai to commercialize locaserin may enable them to more effectively launch, market and sell its product. Further, if these products are launched and safety concerns about their use later arise, such concerns may materially and adversely affect our ability to gain approval of the Contrave NDA and, if approved, our and our collaborative partner’s ability to effectively market and sell the product.

Currently there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Alizyme plc, Athersys, Inc., Genaera Corporation, GlaxoSmithKline, Neurosearch A/S, Novo Nordisk A/S, Sanofi-Aventis, and Zafgen, Inc., as well as our partner, Takeda.

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

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.*

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our NDA for Contrave would rely, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Similar legislation for active substances with well-established medicinal use exists in the European Union under art. 10a of European Directive 2001/83/EC, which allows for reference to scientific literature if active substances have been approved for at least ten years. There also are alleviations under art. 10b of European Directive 2001/83/EC of the obligation to provide scientific references relating to individual active substances in combination products if such individual active substances have been previously authorized in the European Union, although not the obligation to provide results of new clinical trials relating to such combination products, which could provide an alternative pathway in Europe. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

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

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability. *

The use of our product candidates in clinical trials, including the Light Study, and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health-care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

We have in the past obtained product liability insurance coverage for our clinical trials and we have obtained product liability insurance coverage for the Light Study. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information will be made publicly available in a searchable format. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Implementation of these PPACA provisions has been delayed, and on May 3, 2012, the Centers for Medicare and Medicaid Services notified device and drug manufacturers that collection of such data will not be required before January 1, 2013. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

Our business and operations would suffer in the event of system failures. *

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for Contrave or Empatic, including the Light Study, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. U.S. patent number 7,754,748, which issued in July 2010, protects the use of zonisamide SR for reducing weight in overweight and obese subjects, and is expected to expire in 2023, provided maintenance fees are paid. In addition, Duke has filed international counterparts to the Gadde patent that have issued in several countries and are currently pending in others; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic. The PCT filing has matured into patent applications in Europe and Japan. The European application was allowed in early 2012. Thus we now have patent applications pending in the United States, Japan and certain other foreign countries. However, we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees on the Gadde patents covering Empatic and the Weber/Cowley patents covering Contrave, as well as our other issued patents, are due to be paid to the PTO in several stages over the lifetimes of the patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our issued and pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An intent-to-use application for the CONTRAVE mark has been allowed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been allowed in the U.S., and is pending in Canada. We also have a pending application for CONTRAVE in Canada which covers certain printed materials and medical information services. The Contrave logo is registered in Europe and Japan. An intent-to-use trademark application has been allowed in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in the European Union and Japan for the mark EMPATIC, and an application remains pending in Canada. We have applications pending in the United States for the marks WEIGHTMATE, MY WEIGHTMATE, and LESS WEIGHT MORE SUPPORT for various on-line information services. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2012, we had an accumulated deficit of approximately $373.8 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable. *

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for Contrave and Empatic, including the Light Study;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave, if approved, in the United States, Canada and Mexico; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell Contrave outside the United States, Canada and Mexico, if approved.

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

We will need additional funds and/or need to enter into additional collaborative or other agreements in order to fund any additional clinical trials for Contrave beyond the Light Study, to the extent required, commercialize Contrave outside the United States, Canada and Mexico and continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic. *

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months, including any required funds needed to conduct the Light Study. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund the Light Study for Contrave in the event the trial takes longer to conduct or costs more than anticipated;

•	fund the Light Study for Contrave beyond the interim analysis and resubmission of the NDA and any additional pre-approval clinical trials required for Contrave;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of Empatic;

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•

the rate of progress and cost of the Light Study, and the scope and cost of any additional clinical trials required for Contrave and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

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

Our quarterly operating results may fluctuate significantly. *

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our two existing product candidates, including the conduct of the Light Study, or future development programs;

•	regulatory developments affecting our product candidates or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials, including the Light Study, or funding support;

•	any intellectual property infringement lawsuit in which we may become involved; and

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.10 to a high sale price of $6.55. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for Contrave, or failure to receive regulatory approval for any of our product candidates;

•	announcements regarding our clinical trials, including the Light Study;

•

announcements regarding Vivus’, Arena’s and Eisai’s approved obesity products, including sales, safety and efficacy results once launched, and their and our other competitors’ regulatory submissions and/or the results of their clinical trials;

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2012, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 23.2% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our Contrave NDA or clinical trial results, including the Light Study. Any adverse determination in such litigation could subject us to significant liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 9, 2012	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.