Form 10-Q
period 2012-09-30
Orexigen Therapeutics, Inc.
filed 2012-11-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of November 2, 2012, the registrant had 81,727,827 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,057	$101,749
Investment securities, available-for-sale	52,227	45,844
Prepaid expenses and other current assets	1,507	1,126

Total current assets	109,791	148,719
Property and equipment, net	166	439
Restricted cash	177	542

Total assets	$110,134	$149,700

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,775	$4,277
Deferred revenue, current portion	3,429	3,429

Total current liabilities	21,204	7,706
Deferred revenue, less current portion	39,429	42,000
Other long-term liabilities	140	288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2012 and December 31, 2011; 70,727,827 and 61,285,514 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	71	61
Additional paid-in capital	453,624	446,357
Accumulated other comprehensive income (loss)	15	(2)
Accumulated deficit	(404,349)	(346,710)

Total stockholders’ equity	49,361	99,706

Total liabilities and stockholders’ equity	$110,134	$149,700

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Collaborative agreement	$857	$857	$2,571	$2,571
License revenue	—	—	—	971

Total revenues	857	857	2,571	3,542
Operating expenses:
Research and development	25,806	1,539	45,428	11,237
General and administrative	5,651	3,907	14,905	15,870

Total operating expenses	31,457	5,446	60,333	27,107

Loss from operations	(30,600)	(4,589)	(57,762)	(23,565)
Other income (expense):
Interest income	36	9	125	35
Interest expense	—	—	(2)	(221)

Total other income (expense)	36	9	123	(186)

Net loss	$(30,564)	$(4,580)	$(57,639)	$(23,751)

Net loss per share	$(0.44)	$(0.10)	$(0.85)	$(0.49)

Shares used in computing net loss per share	70,152	48,085	67,982	48,012

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Loss	$(30,564)	$(4,580)	$(57,639)	$(23,751)
Other comprehensive income (loss)
Unrealized gains (losses) on investment securities	25	(4)	17	11

Other comprehensive income (loss)	25	(4)	17	11

Comprehensive income (loss)	$(30,539)	$(4,584)	$(57,622)	$(23,740)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(57,639)	$(23,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	426	702
Amortization of debt issuance costs	—	191
Depreciation	236	348
Loss on disposal of equipment	37	—
Stock-based compensation	5,559	5,259
Deferred revenue	(2,571)	(3,542)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(381)	1,605
Accounts payable and accrued expenses	13,498	(6,845)
Other assets		10
Deferred rent	(148)	(122)

Net cash used in operating activities	(40,983)	(26,145)
Investing activities
Purchases of securities available-for-sale	(60,136)	(43,737)
Maturities of securities available-for-sale	53,344	80,524
Restricted cash	365	269

Net cash provided by (used in) investing activities	(6,427)	37,056
Financing activities
Proceeds from issuance of common stock	1,718	452
Payments on borrowings on long-term debt	—	(2,416)

Net cash provided by (used in) financing activities	1,718	(1,964)

Net increase (decrease) in cash and cash equivalents	(45,692)	8,947
Cash and cash equivalents at beginning of period	101,749	24,926

Cash and cash equivalents at end of period	$56,057	$33,873

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of September 30, 2012, had an accumulated deficit of $404.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additonal equity or debt financing.

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

Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by the Company on January 1, 2011, nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements were recognized as revenue upon the earlier of when payments were received or collection was assured, but were deferred if the Company had continuing performance obligations. If the Company had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which the Company continued to have a performance obligation. Both the Takeda and Cypress agreements had continuing obligations, and as a result the up-front fees were deferred upon receipt.

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. During 2011, the Company did not enter into any new collaborations. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but does not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

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

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to common stockholders	$(30,564)	$(4,580)	$(57,639)	$(23,751)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	70,152	48,085	67,982	48,012

Basic and diluted net loss per share attributable to common stockholders	$(0.44)	$(0.10)	$(0.85)	$(0.49)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock warrants outstanding	40,442	—	40,442	—
Common stock options outstanding	13,704	10,540	13,704	10,540

	54,146	10,540	54,146	10,540

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$7,434	$1	$	$7,435
U.S. government agency securities	Less than 1	44,778	14		44,792

Total investment securities		$52,212	$15	$	$52,227

December 31, 2011			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt obligations	Less than 1	$16,819	$3	$(5)	$16,817
U.S. Treasury securities	Less than 1	3,276	1	—	3,277
U.S. government agency securities	Less than 1	25,749	4	(3)	25,750

Total investment securities		$45,844	$8	$(8)	$45,844

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2012 and 2011.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds	$56,057	$56,057	$—	$—
Corporate debt obligations	7,435	—	7,435	—
U.S. government agency securities	44,792	—	44,792	—

Total financial instruments owned	$108,284	$56,057	$52,227	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2012	December 31, 2011
Furniture and fixtures	5	$1,078	$1,102
Computer equipment and software	3 to 5	447	447
Leasehold improvements	5	435	555
Laboratory equipment	5	32	32

		1,992	2,136
Less accumulated depreciation and amortization		(1,826)	(1,697)

		$166	$439

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued clinical trial expenses	$9,956	$155
Accounts payable	4,586	1,532
Accrued compensation related expenses	2,824	2,186
Accrued legal and professional expenses	306	174
Other accrued liabilities	103	230

	$17,775	$4,277

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2012 and 2011 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and administrative	$1,419	$1,070	$4,257	$3,965
Research and development	472	320	1,302	1,294

	$1,891	$1,390	$5,559	$5,259

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (in years)	6.3	6.0	6.0	6.0
Expected volatility	87.5%	76.7%	87.5%	76.0%
Risk-free interest rate	0.9%	1.9%	1.1%	2.0%
Expected dividend yield	—	—	—	—

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

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and nine months ended September 30, 2012 and 2011, the Company recognized revenues under this agreement of $857,000, $857,000, $2.6 million and $2.6 million, respectively. At September 30, 2012, deferred revenue under this agreement totaled $42.9 million.

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

10. Subsequent Events

Public Offering of Common Stock

In October 2012, the Company completed a public offering of 11,000,000 shares of its common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company granted the underwriters a 30-day option to purchase an additional 1,650,000 shares of common stock.

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

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of MACE in patients participating in the study. An interim analysis is planned to be conducted by the CVOT’s independent Data Monitoring Committee once approximately 87 MACE have occurred. Importantly, if the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. In early February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. An SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins.

In June 2012, we initiated the CVOT, which we now refer to as the Light Study. We are targeting to enroll a patient population with a 1.5% annualized background rate of MACE. The demographics (age, gender, smoking status, prevalence of cardiovascular disease, diabetes and other co-morbidities) of the patients enrolled into the study to date are in line with the targeted population and the projected MACE rate. We have surpassed our goal to enroll 7,000 patients in the Light Study and plan to enroll approximately 9,000 patients through the end of 2012. With the resulting increase in observation time in the study, the time to accrual of the 87th MACE needed to conduct the interim analysis should occur up to two months sooner than previously projected, potentially as soon as the second quarter of 2013. However, we can provide no assurance that these recent enrollment rates will continue or that the patients we are enrolling will result in the appropriate event rate. If enrollment does not proceed as anticipated or the actual background MACE rate does not meet or exceed the expected 1.5% per year, or we otherwise cannot enroll the targeted population on our anticipated timeframe, the 87th MACE may not occur until much later than anticipated.

On October 22, 2012, we announced that we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the Light Study shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the Light Study is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. We plan to explore with the FDA the possibility of resubmitting the Contrave NDA in advance of the interim data from the Light Study. Under this scenario, data from the planned interim analysis would be provided during the anticipated review period for the NDA. Although procedural details need to be addressed, these discussions could result in a faster path to resubmission of the Contrave NDA. We can provide no assurance, however, that we will reach agreement on such a path with CDER or otherwise, and in such event, we will only be able to resubmit the NDA when we have the data.

In July 2012, we reinitiated development of Empatic. Our objective is to have communications with the FDA to discuss the continued development of Empatic by the end of 2012.

In October 2012, we completed a public offering of 11,000,000 shares of its common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We granted the underwriters a 30-day option to purchase an additional 1,650,000 shares of common stock.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of September 30, 2012, we had an accumulated deficit of $404.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $2.6 million in revenue for the nine months ending September 30, 2012, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2012 and 2011. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Costs of external service providers:	2012	2011	2012	2011
Obesity	$23,674	$261	$39,770	$3,219
Other	57	34	154	119

Subtotal	23,731	295	39,924	3,338
Internal costs	1,603	924	4,202	6,605
Stock-based compensation	472	320	1,302	1,294

Total research and development expenses	$25,806	$1,539	$45,428	$11,237

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the Light Study for Contrave or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we communicate with the FDA, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on the scope and timing of the Light Study and any other additional clinical trials for Contrave, if any, our financial resources, as well as decisions made with respect to the development of Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect Contrave to be commercially available in any major market until the end of 2013 at the earliest, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

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

There were no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of three months ended September 30, 2012 to three months ended September 30, 2011

Revenues. Revenues for each of the three months ended September 30, 2012 and 2011 were $857,000 and represents revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $25.8 million for the three months ended September 30, 2012 from $1.5 million for the comparable period during 2011. This increase of approximately $24.3 million was due primarily to an increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $23.3 million and an increase in salaries and personnel related costs of $580,000.

General and Administrative Expenses. General and administrative expenses increased to $5.6 million for the three months ended September 30, 2012 from $3.9 million for the comparable period during 2011. This increase of approximately $1.7 million was due primarily to an increase in market research costs of $683,000, an increase in salaries and personnel related costs of $652,000 and an increase in stock-based compensation expense of $350,000.

Interest and Other Income. Interest income increased to $36,000 for the three months ended September 30, 2012 from $9,000 for the comparable period during 2011. This increase of $27,000 was due to an increase in average cash and investment balances.

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011

Revenues. Revenues for the nine months ended September 30, 2012 and 2011 were $2.6 million and $3.5 million, respectively. The decrease of approximately $900,000 was due to the recognition of the remaining deferred revenue of $971,000 due to the termination of the license agreement with Cypress in January 2011.

Research and Development Expenses. Research and development expenses increased to $45.4 million for the nine months ended September 30, 2012 from $11.2 million for the comparable period during 2011. This increase of approximately $34.2 million was due primarily to an increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $36.4 million. The increase was partially offset by a decrease in salaries and personnel related costs of $2.8 million. Research and development expenses for the nine months ended September 30, 2011 included employee termination costs of $2.6 million as a result of our corporate realignment.

General and Administrative Expenses. General and administrative expenses decreased to $14.9 million for the nine months ended September 30, 2012 from $15.9 million for the comparable period during 2011. This decrease of approximately $1.0 million was due primarily to a decrease in salaries and personnel related costs of $1.8 million. The decrease was partially offset by an increase in market research costs of $592,000. General and administrative expenses for the nine months ended September 30, 2011 included employee termination costs of $1.4 million as a result of our corporate realignment.

Interest and Other Income. Interest income increased to $125,000 for the nine months ended September 30, 2012 from $35,000 for the comparable period during 2011. This increase of $90,000 was due to an increase in average cash and investment balances.

Interest Expense. Interest expense decreased to $2,000 for the nine months ended September 30, 2012 from $221,000 for the comparable period during 2011. This decrease of $219,000 was primarily due to our debt being paid in full in July 2011.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2012, we received net proceeds of approximately $407.1 million from the sale of shares of our preferred and common stock as follows:

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

In October 2012, we completed a public offering of 11,000,000 shares of its common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We granted the underwriters a 30-day option to purchase an additional 1,650,000 shares of common stock.

As of September 30, 2012, we had $56.1 million in cash and cash equivalents and an additional $52.2 million in investment securities, available-for-sale. As of September 30, 2012, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government and some high quality corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $41.0 million and $26.1 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2012 and net cash provided by investing activities was $37.1 million for the nine months ended September 30, 2011. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2012 and net cash used in financing activities was $2.0 million for the nine months ended September 30, 2011. The net cash used in financing activities in 2011 was a result of the payments of principal towards our credit and security agreement with GE Healthcare Financial Services, as amended, and was partially offset by proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We will incur substantial additional development expenses to conduct the Light Study for Contrave and to develop Empatic. We initiated the Light Study in June of 2012. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we communicate with the FDA, we are not able to estimate the expenses required to further develop Empatic.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2012, consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Changes in Internal Control over Financial Reporting

In connection with the initiation of the CVOT in June 2012, we have developed and will continue developing additional internal controls over our clinical trial expense accrual process. Except for the development of the additional internal controls over our clinical trial expense accrual, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, Contrave® (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.*

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale, and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for Contrave, Takeda Pharmaceutical Company Limited, Inc., or Takeda, are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

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

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of MACE in patients participating in the study. An interim analysis is planned to be conducted by the CVOT’s independent Data Monitoring Committee once approximately 87 MACE have occurred. Importantly, if the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. In early February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. A SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins. Although we are not aware of any such issue, there is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to the CVOT protocol can invalidate the SPA. If the FDA does not consider the SPA to be binding, the agency could assert that additional trial or data are required to support a regulatory submission.

In June 2012, we initiated the CVOT, which we now refer to as the Light Study. We are targeting to enroll a patient population with a 1.5% annualized background rate of MACE. The demographics (age, gender, smoking status, prevalence of cardiovascular disease, diabetes and other co-morbidities) of the patients enrolled into the study to date are in line with the targeted population and the projected MACE rate. We have surpassed our goal to enroll 7,000 patients in the Light Study and plan to enroll approximately 9,000 patients through the end of 2012. With the resulting increase in observation time in the study, the time to accrual of the 87th MACE needed to conduct the interim analysis should occur up to two months sooner than previously projected, potentially as soon as the second quarter of 2013. However, we can provide no assurance that these recent enrollment rates will continue or that the patients we are enrolling will result in the appropriate event rate. If enrollment does not proceed as anticipated or the actual background MACE rate does not meet or exceed the expected 1.5% per year, or we otherwise cannot enroll the targeted population on our anticipated timeframe, the 87th MACE may not occur until much later than anticipated.

In October 2012, we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the Light Study shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the Light Study is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. We plan to explore with the FDA the possibility of resubmitting the Contrave NDA in advance of the interim data from the Light Study. Under this scenario, data from the planned interim analysis would be provided during the anticipated review period for the NDA. Although procedural details need to be addressed, these discussions could result in a faster path to resubmission of the Contrave NDA. We can provide no assurance, however, that we will reach agreement on such a path with CDER or otherwise, and in such event, we will only be able to resubmit the NDA when we have the data.

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

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials, including the Light Study, sufficient to support approval;

•	we may not reach agreement with the FDA on procedures for resubmission of the Contrave NDA in advance of the interim data from the Light Study;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials, including the Light Study;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities;

•	the FDA may not approve of the formulation and/or the specifications of a product candidate;

•	the FDA may not agree with our proposed labeling; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

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

Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic. In previous discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the Light Study we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until after the March 2012 EMDAC meeting. We have not received further communication from the FDA on Empatic following the March 2012 EMDAC meeting. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In addition, the FDA provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of > 35 kg/m2 accompanied by at least one obesity-related comorbidity have sufficiently high risk from their excess body weight and should participate in the Phase III trials. In July 2012, we reinitiated development of Empatic. Our objective is to communicate with the FDA by the end of 2012 to discuss the continued development of Empatic.

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

Our clinical trials, including the Light Study, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.*

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a CVOT to assess Contrave compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the CVOT based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. In early February 2012 we reached agreement with the FDA on the SPA for the CVOT. We initiated the CVOT in June 2012, which we now refer to as the Light Study. We can provide no assurance that the Light Study will demonstrate acceptable levels of cardiovascular risk or that the results of the Light Study trial will support approval of the Contrave NDA. Although we received written assurance from the OND that the March 2012 EMDAC meeting would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the March 2012 EMDAC meeting would not result in changes to the Light Study design, issued guidance regarding the development of obesity compounds or the need to conduct additional trials prior to re-submitting the Contrave NDA, irrespective of the SPA. Moreover, executing the Light Study may be challenging. For example, enrolling a sufficient number of patients or patients with the needed risk profile could be difficult and could delay the interim data analysis and ultimately potential approval. Although we have announced that the Light Study was enrolling faster than previously projected, we can provide no assurance that those enrollment rates will continue or that the patients we are enrolling will result in the appropriate event rate.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In addition, the FDA has provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of > 35 kg/m2 accompanied by at least one obesity-related comorbidity has sufficiently high risk from their excess body weight should participate in the Phase III trials. In earlier discussions with the FDA, the FDA indicated that any Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial, and that reassuring results from the CVOT we conduct for Contrave may be sufficient for Empatic so long as the weight loss and blood pressure/heart rata data for Empatic are similar to or more favorable than those for Contrave. The FDA did note, however, that it could not provide any assurance regarding whether or not a cardiovascular outcomes trial would be required for Empatic until after the March 2012 EMDAC meeting. We have not received further communication from the FDA on Empatic following the March 2012 EMDAC meeting. Therefore, we can provide no assurance as to whether or not we will be required to conduct an additional cardiovascular outcomes trial for Empatic. In July 2012, we reinitiated development of Empatic. Our objective is to communicate with the FDA by the end of 2012 to discuss the continued development of Empatic.

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

In addition, all manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully complete the Light Study or any other required clinical trials or commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the Light Study, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our or our current or any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our current and any future collaborative partner may be unable to meet demand for our products and would lose potential revenues.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, including the Light Study, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our and our current and any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our current or any future collaborative partner may not be able to successfully commercialize our product candidates, any commercial launch could be delayed and/or we and such collaborative partner may be unable to meet demand for our products and would lose potential revenues.

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

We expect intense competition in the obesity marketplace for Contrave and Empatic, if approved, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin, and in July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in September 2012. Vivus, and Arena, if Arena or its partner Eisai Pharmaceuticals, Inc. commercially launches locaserin, may achieve a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, if approved. In addition, Arena’s partnership with Eisai to commercialize locaserin may enable them to more effectively launch, market and sell its product. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect our ability to gain approval of the Contrave NDA and, if approved, our and our collaborative partner’s ability to effectively market and sell the product.

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

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. For example, although Vivus obtained FDA approval for its combination product, phentermine/topiramate, in October 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, recommended against approval of the marketing authorization application for such product due to concerns about its long-term effects on the heart and blood vessels, particularly due to the effects of the phentermine component, its long-term psychiatric effects (depression and anxiety were reported in the studies) and cognitive effects (such as problems with memory and attention) related to the topiramate component, as well as known risks with topiramate being potentially harmful to the unborn baby if taken by pregnant women. CHMP also noted that there was a high probability that, if approved, Vivus’ product would not be used strictly for the intended patients. We may face similar negative recommendations with respect to any regulatory filings we submit for our product candidates in the European Union and other geographies. Failure to obtain regulatory approval for our product candidates in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2012, we had an accumulated deficit of approximately $404.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund any additional clinical trials for Contrave beyond the Light Study, to the extent required, commercialize Contrave outside the United States, Canada and Mexico and continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic. *

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months, including any required funds needed to conduct the Light Study. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.76 to a high sale price of $7.73. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for Contrave, including the timing of resubmission of the NDA, or failure to receive regulatory approval for any of our product candidates;

•	announcements regarding our clinical trials, including the Light Study;

•	announcements regarding Vivus’ approved obesity product, including sales, safety and efficacy results, and its regulatory submissions and/or the results of its clinical trials;

•

announcements regarding Arena’s and Eisai’s approved obesity product, including sales, safety and efficacy results once launched, and their regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our collaborative relationship with Takeda;

•	announcements regarding bupropion, naltrexone or zonisamide;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 2, 2012, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 30.5% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 9, 2012	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Joseph P. Hagan
Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.