Form 10-K
period 2012-12-31
Orexigen Therapeutics, Inc.
filed 2013-03-14
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $318.3 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2013, the Registrant had 92,598,625 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2012.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART 1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential,” “probability” or other similar expressions that are intended to identify forward-looking statements. These statements are based on our current beliefs and expectations.

These statements include but are not limited to statements regarding: the Special Protocol Assessment, or SPA, and the protocol for the Contrave® cardiovascular outcomes trial, or Light Study; the potential for, and timing of, the accrual and adjudication of major adverse cardiovascular events, or MACE; the expected retention rate for patients in the Light Study; the probability of success of the Light Study; the potential for, and timing of, resubmission and approval of a New Drug Application, or NDA, for Contrave based on interim results of the Light Study; the possibility of resubmitting the Contrave NDA with the independent Data Monitoring Committee report on the interim analysis and without the clinical study report for the interim analysis; the potential to accelerate the timing of the review of the Contrave NDA; the safety and effectiveness of Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; and the potential for the FDA to approve an NDA for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including: the possibility that the FDA determines not to initiate review of the Contrave NDA until it has received the complete study report for the interim analysis; the SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocol; our ability to conduct the Light Study and the progress and timing thereof, including risks associated with enrolling and retaining the appropriate patients in the Light Study; our ability to demonstrate in the Light Study that the risk of MACE in overweight and obese patients treated with Contrave does not adversely affect Contrave’s benefit-risk profile; the potential that earlier clinical trials may not be predictive of future results in the Light Study; the potential for the FDA to not approve Contrave even after the resubmission with the MACE data; the potential for the Light Study to cost more than what is projected; the potential for early termination of our North American collaboration agreement with Takeda Pharmaceutical Company Limited; the costs and time required to complete additional clinical, non-clinical or other requirements prior to any resubmission of the Contrave NDA; the therapeutic and commercial value of Contrave; estimates of the potential market for our product candidates; our ability to maintain sufficient capital to fund our operations through potential approval of Contrave in 2014; the development plan for Empatic; our ability to enter into a collaborative partnership for Empatic on acceptable terms, if at all; the scope of our intellectual property protection for Contrave and Empatic; estimates of the capacity of manufacturing and other facilities to support our product candidates; and the other risks and uncertainties discussed under the heading “Item 1A—Risk Factors,” and elsewhere in this in this Annual Report on Form 10-K.

Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

Item 1. Business.

Overview

Orexigen® Therapeutics, Inc. (“Orexigen”, “we”, “our” and “us”) is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our product candidates are Contrave®, which has completed Phase III clinical trials and which is currently being studied in a cardiovascular outcomes trial, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized. Contrave is a combination of two well-established drugs, bupropion and naltrexone, each in a sustained release, or SR, formulation. Bupropion is a widely prescribed antidepressant and smoking cessation medication; naltrexone is a treatment for alcohol and opioid addiction. Empatic is a combination of bupropion and zonisamide, each in an SR formulation. Zonisamide, in an immediate release formulation, was approved in the United States for the adjunctive treatment of partial seizures, a form of epilepsy. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for either product candidate.

Both Contrave and Empatic regulate appetite and energy expenditure through central nervous system, or CNS, activity. Results from our clinical trials to date for both Contrave and Empatic have supported our understanding regarding CNS regulation of appetite and energy expenditure. All four of our completed Phase III clinical trials evaluating Contrave met their co-primary endpoints as well as key secondary endpoints, showing a significant reduction in body weight, improvements in cardiovascular and metabolic risk factors and reductions in selected food craving measures. In these four 56-week, randomized, double-blinded, placebo-controlled trials, which together formed our Contrave Obesity Research, or COR, program, Contrave was generally well tolerated by patients, with an overall safety profile that was consistent with its individual components. We believe the results from the COR program of more than 4,500 patients exceed the FDA’s categorical efficacy benchmark for clinically significant weight loss. Results from our Phase II and Phase IIb clinical trials evaluating Empatic have also demonstrated what we believe to be robust efficacy and acceptable safety and tolerability. Our latest Phase IIb clinical trial for Empatic was a 24-week, double-blind, randomized, placebo-controlled trial that evaluated 729 patients. This Phase IIb trial met its primary efficacy endpoint by demonstrating statistically significant greater weight loss for both Empatic doses administered in the trial compared to the monotherapies and placebo.

We submitted a New Drug Application, or NDA, for Contrave to the U.S. Food and Drug Administration, or FDA, in March 2010. In December 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee, or the EMDAC, voted 13 to 7 that the available clinical data adequately demonstrate that the potential benefits of Contrave outweigh the potential risks when used long-term in a population of overweight and obese individuals and supported approval. The EMDAC also voted 11 to 8 (with one EMDAC member abstaining from the vote) that a dedicated study to examine the drug’s effect on risk for major adverse cardiac events, or MACE, should be conducted as a post-approval requirement versus pre-approval. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that preclude the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese patients. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of MACE in overweight and obese patients treated with Contrave does not adversely affect the drug’s benefit-risk profile.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of MACE in patients participating in the study. Importantly, the OND stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, Contrave could be approved prior to completion of the CVOT, providing the certainty that we required to conduct the CVOT. If the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. An interim analysis and NDA resubmission is planned once the CVOT’s independent Data Monitoring Committee has determined that sufficient information has been gathered for the analysis that would include at least 87 adjudicated MACE. In February 2012, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. An SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins.

In October 2012, we announced that we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We had requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the CVOT shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the CVOT is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. In January 2013, the FDA’s Division of Metabolism and Endocrinology Products, or DMEP, proposed a resubmission procedure that would allow the independent Data Monitoring Committee’s summary report of the CVOT interim analysis to form the basis of the resubmission of the Contrave NDA. The complete clinical study report, or CSR, for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission.

We initiated the CVOT, which we refer to as the Light Study, in June 2012, and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The timing of the interim analysis and the Contrave NDA resubmission is dependent on the timing of MACE observed in the Light Study. The observed MACE rate may differ materially from modeled MACE rate. We are preparing to be ready to conduct the interim analysis and resubmit the Contrave NDA in 2013. However, if the observed MACE rate is at or near the low end of the targeted range of 1% to 2%, the resubmission of the Contrave NDA may not occur until early 2014.

In our recent series of discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with Contrave will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or a Risk Evaluation and

Mitigation Strategy, or REMS. Prior to initiating Phase III studies of Empatic, we plan to seek a collaboration partner to help fund Phase III clinical development and, if approved, commercialization of Empatic.

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

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote Contrave to these physicians, in September 2010, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize Contrave in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote Contrave in the United States. We currently retain marketing rights for Contrave outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico and/or for Empatic with the sales force and marketing resources to adequately address the large primary care physician audience. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts outside the United States, Canada and Mexico for Contrave, or with respect to Empatic depending on the terms of any collaboration agreement we may enter into for Empatic.

The Obesity Epidemic

Obesity is a serious condition that is growing in prevalence and afflicts populations worldwide. In 1980, approximately 15% of the adult population in the United States was obese, according to the National Health and Nutrition Examination Survey, or NHANES. By 2010, the obesity rate had more than doubled to approximately 36% of the U.S. population of adults over 20 years of age, according to the United States Centers for Disease Control and Prevention, or the CDC. According to a November 2009 report from the United Health Foundation, the American Public Health Association and Partnership for Prevention, it is estimated that by 2018, 43% of the U.S. adult population will be obese. In addition, obesity rates are projected to exceed 50% in 39 U.S. states by 2030, according to an October 2012 article in the Journal of the American Medical Association.

The growing prevalence of obesity has increasingly been recognized as a significant public health problem. The CDC has identified obesity as a chronic disease that is one of the leading causes of preventable deaths in the United States. Approximately 300,000 deaths per year in the United States are associated with obesity, according to the Department of Health and Human Services, or HHS. Obesity is also a significant health problem outside of the United States. According to the World Health Organization, there are as many as 1.5 billion people worldwide considered to be overweight, of whom at least 500 million are estimated to be obese.

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

Obesity and its co-morbidities are believed to cause significant added cost to the health care system. According to a January 2012 article in the Journal of Health Economics, annual U.S. obesity-related medical costs amount to an estimated $209.7 billion, which means that 20.6% of U.S. national health expenditures are spent treating obesity-related illness. A 2009 study examining the future impact of obesity on direct health care expenses projected these expenditures to increase to approximately $344 billion per year by 2018. Obesity has been linked to a more than one-quarter increase in health spending since the mid-1980s. We expect that more effective treatment of obesity may also be a cornerstone in managing its co-morbidities.

While there has been a broad recognition of obesity as a public health crisis, we believe that the obesity epidemic will continue to be a major cause of morbidity, mortality and excess health care costs in the United States. Despite the obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, we believe there continues to be a need for more effective pharmacological interventions.

Limitations of Current Obesity Therapies

Treatments for obesity consist of behavioral modification, pharmaceutical therapies and surgical interventions including device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity according to the National Institutes of Health. However, the rigors of behavioral modification often cause significant attrition over time and thus often results in regaining weight. When pharmaceutical therapies or surgical interventions are recommended, it is generally after behavioral modification alone has failed.

Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40. However, in December 2010, the FDA’s advisory committee for Gastroenterology and Urology Devices convened and voted in favor of recommending to the FDA that gastric banding procedures be approved for patients with a BMI greater than 30 who are experiencing obesity related co-morbidities or patients with a BMI greater than 35 with or without obesity related co-morbidities. Surgery can be associated with significant side effects, potential complications including mortality, and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA.

Orlistat, phentermine, phentermine/topiramate, and lorcaserin are pharmaceutical products that have been approved for the treatment of obesity in the United States. Orlistat is marketed in the United States by Genentech, Inc. under the brand name Xenical®, and is generally prescribed for short-term use. An extensive meta-analysis of various clinical trials published in the Annals of Internal Medicine in April 2005 reported that orlistat produces average weight loss of approximately 2.89 kg. Orlistat is associated with gastrointestinal side effects, the nature of which can be socially constraining, as evidenced in the FDA approved product information. These include flatulence, fecal incontinence and urgency. Orlistat was also launched in 2007 by GlaxoSmithKline in over-the-counter form at half the prescribed dose under the brand name allí®. Phentermine is also generally prescribed for short-term use. Phentermine is a Schedule IV controlled substance and, according to the FDA-approved product information, has an amphetamine-like profile, an increased risk for abuse potential and may be associated with adverse cardiovascular or CNS effects. Vivus, Inc. commercially launched its combination phentermine/topiramate product in the United States under the name Qsymia™ in September 2012. In June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, lorcaserin, which it has indicated will be marketed, once launched, in the United States under the name Belviq™. Both of these drugs have an increased risk for abuse potential and therefore Qsymia has been, and Belviq has been proposed to be, designated as a Schedule IV controlled substance. The FDA also required a REMS for Qsymia to inform prescribers and women of reproductive potential about the increased risk of congenital malformation in infants exposed to Qsymia in early pregnancy. The Qsymia REMS program also requires that the drug is available only through certified mail order pharmacies.

Less than 2% of the obese population in the United States was treated with a pharmaceutical intervention in 2005, according to a September 2006 report by Frost & Sullivan. This represented approximately five million total U.S. prescriptions, which we believe substantially understates the potential demand for effective treatments. By 2008, the number of total U.S. prescriptions for obesity products had increased to only approximately 7.8 million. In 2012, we conducted quantitative market research with 1,000 physicians, that suggests the U.S. market for obesity therapeutics could grow 3 to 4 fold within five years from a 2012 base of approximately 7.8 million prescriptions. We believe this history and research, combined with the substantial economic cost associated with obesity, underscores the unmet need and the potential for novel therapeutics to dramatically grow the market for obesity therapies.

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

Existing weight loss products that do not work by acting on the CNS cause some weight loss for most patients. We believe their modest effect stems from their failure to address these natural compensatory mechanisms in the body. As a result, most of these products have been vulnerable to a weight loss plateau typically seen after several months of therapy. In addition, they generally do not address the behavioral elements that contribute to unhealthy eating behaviors and, ultimately, obesity. We believe our product candidates sustain weight loss by preventing the body’s natural tendency to counteract efforts to lose weight. In addition, with Contrave in particular, we are attempting to target the underlying behavioral mechanisms of craving and reward that drive excess consumption.

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

Bupropion was approved for marketing in the United States in 1985 for depression, marketed under the brand name Wellbutrin®, and in 1997 for smoking cessation, marketed under the brand name Zyban®. The immediate release version became available in generic form in the United States in 1999. Bupropion SR became available in generic form in the United States in 2004 and bupropion XL became available in generic form in the United States in December 2006. Bupropion is active at the neuronal uptake site for the neurotransmitters dopamine and norepinephrine. Functionally, bupropion is thought to increase the level of dopamine activity at specific receptors in the brain, which appears to lead to a reduction in appetite and increase in energy expenditure. In the 12-month period ending in August 2012, prescriptions of bupropion in the United States totaled approximately 26.6 million, according to IMS Health. Bupropion has become popular in the treatment of depression not only for its clinical efficacy, but also its attractive side effect profile relative to other antidepressants on the market. One of the reported side effects of bupropion in clinical trials for the treatment of depression was modest weight loss. Subsequently, bupropion has been studied for weight loss; results have shown approximately 3% placebo-corrected weight loss before reaching plateau, according to a study published in the October 2002 issue of Obesity Research.

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

We believe that our clinical trial experience with Contrave has demonstrated and replicated the validity of our naltrexone hypothesis, specifically, that the addition of naltrexone to bupropion permits greater weight loss than bupropion alone and sustains weight loss beyond 24 weeks. Moreover, in our Phase II clinical trials, Contrave has demonstrated significantly greater weight loss than naltrexone alone as well as placebo. The rate of response (greater than 5% and 10% reduction in body weight from baseline) has also favored Contrave and provides additional support for our belief that Contrave will provide a clinically relevant alternative for clinicians and obese patients. We believe the results from the COR program exceed the FDA categorical efficacy benchmark for clinically significant weight loss.

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

In this trial, Contrave32 significantly reduced cigarette use among obese patients trying to quit smoking and was not associated with clinically meaningful weight gain. The smoking cessation rates as measured by patient-reported continuous abstinence were 48.1% and 40.7% at Week 12 and 24, respectively. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, insomnia and constipation. These tended to be transient and mild or moderate in severity. No serious adverse events occurred. Five patients withdrew from this trial due to adverse events.

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

In this trial, Contrave32 showed a clinically significant reduction in depressive symptoms in the study population, as evidenced by mean decreases from baseline in MADRS total scores of more than 50% at Weeks 12 and 24. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, constipation, headache and insomnia. These adverse events tended to be moderate in severity. No serious adverse events occurred during the trial that were attributed to treatment with Contrave32. Ten patients withdrew from the trial due to adverse events.

The Light Study. We submitted the Contrave NDA to the FDA in March 2010. In January 2011, we received a CRL from the FDA regarding our NDA for Contrave. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of MACE in overweight and obese patients treated with Contrave does not adversely affect the drug’s benefit-risk profile. In September 2011, we received written correspondence detailing the OND’s design requirements for a CVOT for Contrave that would address the CRL. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, the drug could be approved prior to completion of the CVOT. If the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the Light Study. An interim analysis is planned once the Light Study’s independent Data Monitoring Committee has determined that sufficient information has been gathered for the analysis that would include at least 87 adjudicated MACE. In February 2012, we reached agreement with the FDA on the SPA for the CVOT. We initiated the Light Study in June 2012.

The Light Study is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial that is being conducted at approximately 265 sites in the United States. The primary objective of the Light Study is to assess Contrave (32 mg naltrexone sustained-release (SR)/360 mg bupropion SR (NB32)) compared to placebo on the occurrence of MACE (cardiovascular death, nonfatal myocardial infarction or nonfatal stroke) in overweight and obese patients. Of note, weight loss is not a primary or secondary objective of the Light Study as it is primarily a safety trial and the efficacy benchmark has already been established as acceptable from our Phase III COR program. After a double-blind lead-in period was conducted to exclude patients who exhibit characteristics predictive of lack of compliance or who do not tolerate treatment with Contrave well, approximately 8,900 eligible patients were randomized with either Contrave or placebo in a 1:1 ratio. The duration of the randomized treatment period (or patient follow-up period for those who discontinue study drug early) is estimated to be between 2-4 years for most patients. The estimated average duration of blinded study drug exposure is approximately 4-6 months at the time of the interim analysis depending on when the interim analysis occurs and 1.4 years at the time of the final analysis.

All patients, regardless of randomized treatment assignment, will participate in a weight management program tailored for the Light Study. We believe this is a significant value proposition to enhance retention in the Light Study. At week 16 there will be an evaluation of weight loss relative to baseline observations. At that time, patients will be discontinued from study drug if they have not lost at least 2% of their body weight or if they have sustained (e.g., at 2 or more visits) increases in blood pressure (systolic or diastolic) of 10 mm Hg or greater, so only appropriate responders move forward on study drug after week 16. The Light Study is a large but streamlined trial without frequent site visits or intensive data collection, such as on-trial blood draws. Every two months between visits beyond week 26, patients will be asked to answer specific questions pertaining to compliance and hospitalizations (potential MACE or serious adverse events), using an internet- or telephone-based data collection system.

In October 2012, we announced that we received a response to a formal dispute resolution request from CDER. We had requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the Light Study shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the Light Study is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. In January 2013, the FDA’s DMEP proposed a resubmission procedure that would allow the independent Data Monitoring Committee’s summary report of the Light Study interim analysis to form the basis of the resubmission of the Contrave NDA. The complete clinical study report, or CSR, for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission. If marketing approval is received for Contrave, the Light Study will continue toward the final analysis in the post-approval setting.

We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The demographics (age, gender, smoking status, prevalence of cardiovascular disease, diabetes and other co-morbidities) of the patients randomized into the Light Study to date are in line with the targeted population. In this population, the upper bound of the 95% confidence interval should exclude a hazard ratio of 2.0 and 1.4 at the interim and final analyses, respectively.

The timing of the interim analysis and the Contrave NDA resubmission is dependent on the timing of MACE observed in the Light Study. The observed MACE rate may differ materially from modeled MACE rate. We are preparing to be ready to conduct the interim analysis and resubmit the Contrave NDA in 2013. However, if the observed MACE rate is at or near the low end of the targeted range of 1% to 2%, the resubmission of the Contrave NDA may not occur until early 2014.

The final analysis will be conducted once at least 371 MACE events are adjudicated. The primary endpoint of MACE will be analyzed using the intent-to-treat population. An on-treatment analysis using the per protocol population will be conducted as a sensitivity analysis.

The Ignite Study. In February 2013, we commenced the Ignite Study, a randomized, open-label clinical trial of 242 patients. The Ignite Study is designed to provide additional information regarding the real world weight loss potential of Contrave in combination with a commercially available comprehensive lifestyle intervention program, compared to patients who receive diet and exercise advice from the study site staff but who do not receive Contrave. Consistent with current labeling for recently approved anti-obesity medications, patients in the Ignite Study must achieve a certain amount of weight loss (5% at week 16) and must not have a meaningful increase in blood pressure to remain on medication. The primary endpoint for this trial is change in body weight after 26 weeks. Secondary endpoints include the percentage of patients achieving 5% and 10% weight loss, waist circumference, lipids, and measures of glucose homeostasis, as well as a number of other key measures. The primary analysis population is the 26-week per-protocol population.

European Marketing Authorization Application. We have initiated activities with the European Medicines Agency, or EMA, to enable submission of a Community Marketing Authorization, or Community MA, application supporting potential approval of Contrave in the European Economic Area, or EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), under the centralized procedure. The centralized procedure, for which Contrave is eligible, allows for the simultaneous approval of a product in all the Member States of the EEA. A Community MA application is reviewed by the EMA’s Committee for Medicinal Products for Human Use, or CHMP. After submission and validation of the Community MA application, the CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 days period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. At day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the CHMP, a final Community MA is granted by the European Commission on day 277 of the procedure, not counting clock stops as noted above. We expect to submit the Contrave Community MA around the time of the resubmission of the Contrave NDA. As a result, we are also in the process of establishing an agreed-to pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee. An agreed PIP is required before submitting the Community MA application.

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

In our recent series of discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with Contrave will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from our Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a BMI >27kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or REMS. Prior to initiating Phase III studies of Empatic, we plan to seek a collaboration partner to help fund clinical development of and, if approved, commercialization of Empatic.

We are following the commercial progress in the United States and the regulatory progress in the European Union of Vivus’ phentermine/topiramate product for the treatment of obesity, which also contains an anti-convulsant. We believe the commercial success in the United States and the regulatory outcome and potential labeling in the European Union will inform the development path and commercial prospects for Empatic. For example, although Vivus obtained FDA approval for phentermine/topiramate, in October 2012 the CHMP adopted an opinion recommending against the approval of the marketing authorization application for such product due to concerns about its long-term effects on the heart and blood vessels, particularly due to the effects of the phentermine component, its long-term psychiatric effects (depression and anxiety were reported in the studies) and cognitive effects (such as problems with memory and attention) related to the topiramate component, as well as known risks with topiramate being potentially harmful to the unborn baby if taken by pregnant women. The CHMP also noted that there was a high probability that, if approved, Vivus’ product would not be used strictly for the intended patients. Vivus requested a re-examination of the CHMP’s opinion. After considering the grounds for this request, the CHMP re-examined the initial opinion, and confirmed the refusal of the marketing authorization in February 2013. Further, according to Vivus, the CHMP indicated that a pre-approval CVOT would be necessary to establish the long-term safety of its product. We may face similar negative recommendations with respect to any regulatory filings we submit for our product candidates in the European Union and other geographies.

Sales and Marketing

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote Contrave to these physicians, in September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote Contrave in the United States. We currently retain marketing rights for Contrave outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico with the sales force and marketing resources to adequately address the large primary care physician audience. Prior to initiating Phase III studies of Empatic, we plan to seek a collaboration partner to help fund clinical development of and, if approved, commercialization of Empatic. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts outside the United States, Canada and Mexico for Contrave, or with respect to Empatic depending on the terms of any collaboration agreement we may enter into for Empatic.

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

Collaboration and Licensing Agreements

Collaboration Agreement with Takeda Pharmaceutical Company Limited

In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, we received an upfront cash payment of $50 million from Takeda, and we are eligible to receive additional payments of over $1 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100 million that can be achieved between regulatory approval and the first commercial sale of Contrave in the United States, Canada and Mexico and $45 million in anniversary milestones. We are also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico.

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

We will bear all costs and be responsible for development activities conducted prior to approval of the NDA for Contrave by the FDA. Both parties will conduct development activities after NDA approval; however, we have the right to perform a certain percentage of such activities. Once we have paid for $60 million of post-approval development activities, Takeda will generally be responsible for 75% of the post-approval development costs and we will be responsible for 25% of such costs, except for certain clinical safety trial costs for which we will be responsible for 50% of such costs.

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

In addition to assigning us any rights it had in our provisional patent application directed to the Contrave combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2012, we have paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

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

In June 2011, we entered into an amendment to our license agreement. The amendment provides, among other things, for the extension of certain diligence milestones we are required to meet with respect to the development of Empatic. As of December 31, 2012, we have paid to Duke a total of approximately $650,000 to extend such diligence milestones.

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

We use Patheon Pharmaceuticals and Patheon Inc., or collectively Patheon, to manufacture Contrave and placebo tablets for the Light Study. Patheon currently provides our clinical quantities on a proposal-by-proposal basis under a master agreement for pharmaceutical development services that we originally entered into in February 2007, and amended and restated in March 2010. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified time period. In addition, we may terminate the agreement immediately for any business reason. To date, we have contracted for a sufficient amount of Contrave and placebo tablets to cover the supply needs for the Light Study.

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

The initial term of the manufacturing agreement commenced on March 12, 2010 and continues in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any other foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (1) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (3) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling our Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of our Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuation in the market. Patheon may terminate the agreement upon specified prior written notice to us if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon acting reasonably, is (1) not a credit worthy substitute for us; or (2) a competitor of Patheon. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

Patheon has produced and will produce and bottle our Contrave tablet products using naltrexone and bupropion active pharmaceutical ingredient, or API, supplied from various sources, including but not limited to Cilag AG, and Chemi, S.p.A. We have also entered into an agreement with Almac Group for final packaging and distribution of Contrave and placebo bottles for the Light Study.

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

However, the demands of behavioral modification alone tend to cause significant attrition over time, often resulting in regaining weight. When pharmaceutical therapies are recommended it is generally after behavioral modification alone has failed. Consistent with proposed labeling and as demonstrated in our clinical studies, behavioral modification in combination with Contrave is effective in achieving weight loss.

Orlistat, phentermine/topiramate and lorcaserin are pharmaceutical products that have been approved for the treatment of obesity in the United States. Several older agents, indicated for short-term administration, are amphetamine-like compounds including phentermine, phendimetrazine, benzphetamine and diethylpropion. Of these, phentermine is the most widely used, accounting for approximately 6.2 million prescriptions in the United States in 2009, or approximately $53 million in sales, according to IMS Health. Orlistat is marketed in the United States by Genentech under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that aids in the absorption of fat in the gastrointestinal tract. In 2009, orlistat accounted for approximately 151,000 prescriptions in the United States, or approximately $43 million in sales, according to IMS Health. Orlistat was launched in 2007 over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name allí. According to GlaxoSmithKline, in 2008, allí accounted for approximately $105 million in sales. In June 2012, Arena obtained FDA approval for its product, locaserin, which it has indicated will be marketed, once launched, in the United States under the name Belviq. In July 2012, Vivus obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Vivus, and Arena, if Arena or its partner Eisai Pharmaceuticals, Inc. commercially launches lorcaserin, may build a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, or we or any future collaborative partner are able to market Empatic, if approved. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to Contrave or Empatic.

In 2012, we conducted physician and patient market research to assess potential growth of the obesity therapeutics market as well as preference shares between Contrave, phentermine/topiramate and lorcaserin. The quantitative market research conducted with 1,000 physicians suggests the market for obesity therapeutics could grow 3 to 4 fold within five years from a 2012 base of approximately 7.8 million prescriptions. The physician research also suggests that Contrave, if approved, would be prescribed at or above the level of each of phentermine/topiramate and locaserin. This was especially true among certain important patient profiles that included some or all of the following characteristics: female; a BMI between 30 and 40; and diabetes. We conducted another market research study that surveyed more than 5,000 patients to assess interest levels between Contrave, phentermine/topiramate and locaserin. The results of this research indicate significant patient interest for Contrave, especially across certain important segments of the obese and overweight patient population, supporting the physician research findings.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include Athersys, Inc., Bristol-Myers Squibb, Neurosearch A/S, Norgine BV, Novo Nordisk A/S, our partner, Takeda, and Zafgen, Inc. Most of these other developmental efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early plateau of weight loss typically seen. In addition, several agents in a new therapeutic class called cannabanoid antagonists have recently failed or been withdrawn from the market.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or those with a BMI greater than 30 who are experiencing obesity-related complications such as diabetes. However, in December 2010, the FDA’s advisory committee for gastroenterology and urology devices convened and voted in favor of recommending to the FDA that gastric banding procedures be approved for patients with a BMI greater than 30 who are experiencing obesity related co-morbidities or patients with a BMI greater than 35 with or without obesity related co-morbidities. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, and Medtronic, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

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

Because our product candidates are fixed-dose combination prescription drugs, we will need to comply with the FDA’s regulation that requires that we show that each component of each product contributes to the claimed effects. This means that our clinical trials for our product candidates will need to evaluate the combination as compared to each component separately as well as to placebo. In addition, in designing our clinical trials, we will also need to consider the draft guidance for developing products for weight management issued by the FDA in February 2007, which includes recommendations on the design of clinical trials evaluating the efficacy and safety of products intended to treat obesity, and any guidance provided by the FDA following the general obesity advisory committee meeting that FDA convened in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, which has been reauthorized four times by Congress, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($1,958,800 in the FDA’s Fiscal Year 2013) and will likely increase in future years. The FFDCA provides for waiver of the application fee for the first NDA for a small business under certain circumstances. In February 2010, we were granted a waiver of this application fee for our Contrave NDA. This one time waiver will not be available to us upon submission of NDAs, if any, for our other product candidates in the future. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees of $526,500 per manufacturing establishment and $98,380 per product. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drug products have been reviewed within ten months while most applications for priority review drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, are reviewed in six months. Based on FDA announcements about changing PDUFA goals, it is likely that the NDA, if any, for Empatic will be reviewed on a twelve-month cycle by the FDA, as opposed to the shorter eight-month cycle projected to be given to priority review drugs after 2012. The review process is often extended by the submission of additional information or clarification during the review. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP and GCP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional data including additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we do.

Upon completion of its review of the NDA, FDA issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA’s goal is to review such resubmissions in 2 or 6 months depending on the type of information included.

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

The FDA requires companies to perform additional studies or measurements to support the change from the approved product. We submitted our initial NDA for Contrave and intend to submit our initial NDA for Empatic under Section 505(b)(2), based on the extensive safety information that has been collected for the approved drug products that are incorporated in these product candidates. To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the patent holder and the NDA holder. When we submitted our NDA for Contrave, we made paragraph IV certifications that Contrave does not infringe the bupropion patents listed in the Orange Book and sent the appropriate notice to the patent holder and NDA holder once we received confirmation from the FDA that our NDA was sufficiently complete to permit a substantive review. We intend to do the same if and when we submit our NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV notification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources.

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

DEA Regulation

Naltrexone, one of the components of Contrave, is manufactured from semi-synthetic opiates. Although naltrexone is not a narcotic or a controlled substance, manufacturing of naltrexone API is subject to regulation by the U.S. Drug Enforcement Administration, or DEA, because the starting material is regulated. Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our third-party suppliers of naltrexone must be registered by the DEA in order to engage in these activities, and are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. The manufacturers must also obtain an annual quota from the DEA to obtain sufficient material to manufacture substances derived from opiates. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of DEA registration, injunctions, or civil or criminal penalties. The failure to obtain adequate quota can also limit the manufacturing capacity of the manufacturer.

European Union Drug Review and Approval

In the EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MA:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the CHMP of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Contrave is eligible for the Centralized Procedure. We have initiated activities with the EMA to enable the submission of a Community MA application supporting potential approval of Contrave under the centralized procedure. After submission and validation of a Community MA application, the EMA’s CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 days period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. At day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the CHMP, final marketing authorization is generally granted by the European Commission on day 277 of the procedure, not counting clock stops as noted above. We expect to submit a Contrave marketing authorization around the time of the resubmission of the Contrave NDA. As a result, we are also in the process of establishing an agreed-to pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee. An agreed PIP is required before submitting the Community MA application.

Employees

As of March 13, 2013, we had 41 full-time employees and two part-time employees, consisting of clinical development, medical affairs, regulatory affairs, marketing, technical operations and administration. We consider our relations with our employees to be good.

Research and Development

Our research and development expenses totaled $73.9 million, $12.8 million and $28.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale, and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for Contrave in North America, Takeda Pharmaceutical Company Limited, or Takeda, are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for Contrave. The CRL indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events, or MACE, in overweight and obese patients treated with Contrave does not adversely affect the drug’s benefit-risk profile. Our near-term success is substantially dependent on the approval of the Contrave NDA.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT will evaluate the occurrence of MACE in patients participating in the study. Importantly, if the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. An interim analysis is planned once the CVOT’s independent Data Monitoring Committee has determined that sufficient information has been gathered for the analysis that would include at least 87 adjudicated MACE. In February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. A SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins. Although we are not aware of any such issue, there is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to the CVOT protocol can invalidate the SPA. If the FDA does not consider the SPA to be binding, the agency could assert that additional trial or data are required to support a regulatory submission.

In October 2012, we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We had requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the CVOT shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the CVOT is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. In January 2013, the FDA’s Division of Metabolism and Endocrinology Products, or DMEP, proposed a resubmission procedure that would allow the independent Data Monitoring Committee’s summary report of the CVOT interim analysis to form the basis of the resubmission of the Contrave NDA. The complete clinical study report for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission.

We initiated the CVOT, which we refer to as the Light Study, in June 2012, and completed screening in December 2012 which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The timing of the interim analysis and the Contrave NDA resubmission is dependent on the timing of MACE observed in the Light Study. The observed MACE rate may differ materially from the modeled MACE rate due to a number of factors, including but not limited to, short observation times, non-linear rates of occurrence of MACE, patients lost to follow-up and low predictive power of the modeling. We are preparing to be ready to conduct the interim analysis and resubmit the Contrave NDA in 2013. However, if the observed MACE rate is at or near the low end of the targeted range of 1% to 2%, the resubmission of the Contrave NDA may not occur until early 2014.

Conducting the Light Study in accordance with the SPA and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. We can provide no assurance that the results of the Light Study would support approval of the NDA. In addition, we cannot provide assurance that we will be able to conduct the activities, including the Light Study, necessary to re-submit our NDA for Contrave or that the FDA will approve such resubmission as a result of the factors identified. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in an additional six month review cycle by the FDA.

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

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance, which could require us to conduct additional clinical trials for Contrave (in addition to the Light Study), or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA held an advisory committee in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. In that meeting, the Endrocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, voted 17 to 6 that obesity drugs without a theoretic risk or signal for cardiovascular harm should be required to rule out a certain degree of excess cardiovascular risk with a cardiovascular outcomes trial or any appropriately sized meta-analysis of Phase II and Phase III MACE data. Although we received written assurance from the OND that such advisory committee would not impact the CVOT advice provided in their letter, we cannot be assured of the outcome of that meeting or its effect on the SPA, draft guidance or on the development and approvability of our obesity product candidates. For example, we can provide no assurance that DMEP’s interpretation of the input received from the March 2012 EMDAC meeting will not result in changes to the issued guidance regarding the development of obesity compounds, the Light Study design, or the need to conduct additional trials prior to re-submitting the Contrave NDA.

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

In our recent series of discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with Contrave will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or risk evaluation and mitigation strategy, or REMS.

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

The protocol for the Light Study was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, the FDA retains the right to require additional testing and we cannot be certain that the design of, or data collected from, the Light Study will be adequate to demonstrate the safety of Contrave, or otherwise be sufficient to support FDA or any foreign regulatory approval. Although the SPA agreement calls for review of interim data at certain times prior to completion, there is no assurance that any such review will result in early approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. The March 2012 EMDAC meeting, as well as the FDA’s interpretation of the input received at the meeting, heightens these risks. While the FDA stated that the March 2012 EMDAC meeting will not impact the advice provided in the OND’s letter and the agency will honor the advice provided, we cannot be certain that the FDA will not seek to alter the agreement reached in the SPA. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the Light Study. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the Light Study, or whether Contrave will receive any regulatory approvals as a result of the SPA agreement or the Light Study. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for Contrave.

Our clinical trials, including the Light Study, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a cardiovascular outcomes trial to assess Contrave compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the cardiovascular outcomes trial based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. In February 2012 we reached agreement with the FDA on the SPA for the CVOT. We initiated the CVOT, which we refer to as the Light Study, in June 2012. We can provide no assurance that the Light Study will demonstrate acceptable levels of cardiovascular risk or that the results of the Light Study will support approval of the Contrave NDA. Although we received written assurance from the OND that the March 2012 EMDAC meeting would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the March 2012 EMDAC meeting would not result in changes to the Light Study design, issued guidance regarding the development of obesity compounds or the need to conduct additional trials prior to re-submitting the Contrave NDA, irrespective of the SPA. Moreover, executing the Light Study may be challenging. For example, we may not have randomized a sufficient number of patients with the needed risk profile into the Light Study, the patients we have randomized into the Light Study may not result in the predicted MACE rate, or more trial data than expected may be missed due to loss to follow up of patients in the Light Study. Although diligent attempts are being made to minimize missing data in the Light Study, significant amounts of missing data due to patients who are lost to follow-up may compromise the conduct of the study and the integrity of the analyses. Missing data could also decrease the observed rate of MACE should MACE occur in patients lost to follow up. Either or all of these could delay the interim data analysis and ultimately potential approval.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In addition, the FDA has provided guidance regarding the observed teratogenic effects of zonisamide and the Phase III trials for Empatic. The FDA stated that women of child bearing potential who have a BMI of ≥ 35 kg/m2 accompanied by at least one obesity-related comorbidity has sufficiently high risk from their excess body weight should participate in the Phase III trials. In our recent series of discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with Contrave will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or REMS. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic.

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

•

recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of obesity or similar indications and the restrictions imposed by the design and length of a clinical trial, including randomizing patients with the needed risk profile with respect to the Light Study;

•

retaining patients who have initiated a clinical trial, including the Light Study, but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	the status of our collaborative relationship with Takeda with respect to any additional clinical trials required for Contrave; and

•	collecting, reviewing and analyzing our clinical trial data.

Clinical trials, including the Light Study, may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial, including the Light Study, may be suspended or terminated by us, a collaborative partner, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not included children or adolescents in either the Contrave or Empatic clinical trials, it is possible that the FDA will require a Medication Guide for both Contrave and Empatic. These warnings and other requirements may have the effect of limiting the market acceptance by our current and any future collaborative partner’s targeted physicians and patients of Contrave and Empatic, if these product candidates are approved.

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

Each of the constituent drugs included in the Contrave and Empatic combinations has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown that each of these constituent drugs has the potential to cause birth defects and that there have been no adequate and well-controlled studies of the constituent drugs in pregnant women, but that the FDA has determined that the benefits from the use of such drugs in pregnant women may be acceptable despite the potential risks. In addition, although Contrave is not known to be teratogenic, it appears from a recent FDA action, in which the FDA stated that weight loss offers no potential benefit to a pregnant woman and may result in fetal harm, that the FDA is likely to classify all weight loss pharmaceutical products as Category X.

Zonisamide, a constituent drug of Empatic, also has a warning that women of childbearing age should be advised to use contraception due to the teratogenicity seen in animal studies. In addition, because of concerns published in academic journals regarding the possible developmental effects of zonisamide in animals as well as reports from Japan in which women receiving zonisamide combined with other anticonvulsants had children with birth defects, it is likely that Empatic, if approved, will receive a “Category X” pregnancy precaution and thus, would be contraindicated for use by pregnant or nursing women with warnings about use of Empatic in women of childbearing age. This means that there could be a labeling limitation or REMS on the use of Empatic without adequate contraception or perhaps a prohibition on the use of Empatic by all women of childbearing age. Although we have designed our clinical trials to educate women about the necessity of using adequate contraception while taking, and for a period of time after taking, our product candidates, women may not take the necessary precautions to prevent pregnancy and as a result, women taking our product candidates may risk bearing children with birth defects. For example, during the first Phase IIb trial, four women on Empatic became pregnant and carried the pregnancies to term. Three of the pregnancies resulted in normal infants at birth. In the fourth case there were birth abnormalities, one of which, a cardiac abnormality, was corrected surgically. Although this case is a complicated one with a number of plausible, alternative etiologies, it has been reported by the investigator as a serious adverse event and possibly related to Empatic. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign, idiopathic neutropenia, or transient extremely low white blood cell counts. Infrequent reports of idiopathic neutropenia were observed in our Empatic Phase IIb trial.

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

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the March 2012 EMDAC meeting will result in other such requirements. In our recent series of discussions with the FDA on the continued development of Empatic, the

FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a CVOT. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a CVOT with Contrave will be sufficient. The evidence we gather from the Light Study, however, may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

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

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA, or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our collaborative partner’s current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to complete any additional required clinical trials, including the Light Study, and to launch and continue to commercialize Contrave. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

We have entered into long-term supply agreements for the supply of naltrexone and bupropion API. In January 2009, we entered into a supply agreement with Cilag AG, pursuant to which Cilag will manufacture commercial supplies of naltrexone for use in our drug products. The supply agreement shall continue in effect until four years from the period beginning on the first December 31st following marketing approval by the FDA for a drug product of ours containing naltrexone. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. In addition, we may terminate the supply agreement effective immediately upon written notice in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling a finished product containing naltrexone, (b) the product containing naltrexone fails during clinical trials and we withdraw our NDA, (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of a product containing naltrexone, or (d) a legal proceeding shall be instituted against Cilag, which is reasonably likely to materially adversely affect Cilag’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the agreement upon specified written notice of a failure by the other party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

In December 2009, we entered into a supply agreement with Chemi, S.p.A, pursuant to which Chemi will manufacture commercial supplies of bupropion for use in our drug products. The initial term of the supply agreement commenced retroactively in November 2009 and shall continue in effect until the date that is four years from the date we first receive marketing approval from the FDA or other governmental agency, or similar regulatory agency or commission in any foreign state or territory for our drug product containing bupropion. This initial term shall be automatically renewed for additional two year terms unless we provide specified written notice of our intent to terminate to Chemi prior to the expiration of the initial term or any extension term, as applicable. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, (c) the supply agreement is assigned for the benefit of creditors, (d) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling bupropion or our drug product containing bupropion, (e) our drug product containing bupropion fails during clinical trials and we withdraw our NDA, (f) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of our drug product containing bupropion, or (g) a legal proceeding shall be instituted against Chemi, which is reasonably likely to materially adversely affect Chemi’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

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

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In addition, in June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin, which it has indicated will be marketed, once launched, in the United States under the name Belviq. In July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Vivus, and Arena, if Arena or its partner Eisai Pharmaceuticals, Inc. commercially launches Belviq, may build a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, or we or any future collaborative partner are able to market Empatic, if approved. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the labeling for Contrave or Empatic and/or our ability to gain approval of the NDA for Contrave or Empatic and, if approved, our and our collaborative partner’s ability to effectively market and sell Contrave or Empatic. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to Contrave or Empatic.

Currently, there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by Athersys, Inc., Bristol-Myers Squibb, Neurosearch A/S, Norgine BV, Novo Nordisk A/S, our partner, Takeda, and Zafgen, Inc.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development, including an endoscopic approach for treating obesity. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, and Medtronic, Inc. are all active in this space and may have substantially greater resources than we have.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our NDA for Contrave would rely, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Similar legislation for active substances with well-established medicinal use exists in the European Union under article 10a of European Directive 2001/83/EC, which allows for reference to scientific literature if active substances have been approved for at least ten years. There also are alleviations under article 10b of European Directive 2001/83/EC of the obligation to provide scientific references relating to individual active substances in combination products if such individual active substances have been previously authorized in the European Union, although not the obligation to provide results of new clinical trials relating to such combination products, which could provide an alternative pathway in Europe. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for Contrave and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. For example, although Vivus obtained FDA approval for its combination product, phentermine/topiramate, in October 2012, the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against the approval of the marketing authorization application for such product due to concerns about its long-term effects on the heart and blood vessels, particularly due to the effects of the phentermine component, its long-term psychiatric effects (depression and anxiety were reported in the studies) and cognitive effects (such as problems with memory and attention) related to the topiramate component, as well as known risks with topiramate being potentially harmful to the unborn baby if taken by pregnant women. The CHMP also noted that there was a high probability that, if approved, Vivus’ product would not be used strictly for the intended patients. Vivus requested a re-examination of the CHMP’s opinion. After considering the grounds for this request, the CHMP re-examined the initial opinion, and confirmed the refusal of the marketing authorization in February 2013. Further, according to Vivus, the CHMP indicated that a pre-approval CVOT would be necessary to establish the long-term safety of its product. We may face similar negative recommendations with respect to any regulatory filings we submit for our product candidates in the European Union and other geographies.

We have initiated activities with the EMA to enable submission of a marketing authorization application supporting potential approval of Contrave in the European Union under a centralized procedure. We expect to submit a Contrave marketing authorization around the time of the resubmission of the Contrave NDA. As a result, we are also in the process of establishing an agreed-to pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee. However, we can provide no assurance that we will be able to submit a marketing authorization on that timeframe, or at all, whether as a result of our failure to reach agreement on a PIP, or otherwise. Failure to obtain regulatory approval for our product candidates in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

The obesity therapy market, in particular, continues to be marked by limited coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low-income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Part D prescription drug program for eligible seniors and disabled individuals. Medicare is a federal governmental third-party payor whose policies often are emulated or adopted by other payors, Although the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, has removed longstanding policy language that obesity itself cannot be considered an illness, the agency interprets the Part D exclusion of weight loss drugs as applying to novel obesity therapies. However, CMS has since issued a national policy covering bariatric surgery for co-morbid conditions associated with obesity, and in the fourth quarter of 2011 announced that the Medicare program was adding new benefit coverage for prevention with the objective of treating obesity. The new benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. Although third-party payor attitudes regarding obesity-related products and services appear to be changing, as exemplified by Medicare changes, we may continue to face a poor coverage and reimbursement environment.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information will be made publicly available in a searchable format. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Although the statute required reporting by March 31, 2013 of payments and other transfers of value made in calendar year 2012, the CMS issued a final rule that will go into effect in April 2013 and require manufacturers to begin collecting required information on August 1, 2013, with the first reports due March 31, 2014. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2012, we had an accumulated deficit of approximately $436.8 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for Contrave and Empatic, including the Light Study and the Ignite Study;

•	obtain regulatory approval for Contrave and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave, if approved, in the United States, Canada and Mexico; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell Contrave outside the United States, Canada and Mexico, if approved.

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

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months, including any required funds needed to conduct the Light Study through the interim analysis and the Ignite Study. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund the Light Study through the interim analysis in the event it takes longer to conduct to reach the interim analysis or costs more than anticipated;

•	fund the Ignite Study in the event it takes longer to conduct or costs more than anticipated;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of Empatic;

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our two existing product candidates, including the conduct of the Light Study and the Ignite Study, or future development programs;

•	regulatory developments affecting our product candidates or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials, including the Light Study and the Ignite Study, or funding support;

•	any intellectual property infringement lawsuit in which we may become involved; and

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

We have incurred substantial losses during our history and do not expect to become profitable in 2013 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, which could have an adverse effect on our results of operations. Although we have determined that more likely than not an ownership change occurred in December 2012, we have not completed an update of our Section 382 analysis subsequent to December 31, 2010. When this analysis is finalized, we will reassess the amount of net operating losses and credits subject to limitation under Section 382.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended December 31, 2012, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.91 to a high sale price of $6.49. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for Contrave, including the timing of resubmission of the NDA, or failure to receive regulatory approval for any of our product candidates;

•	announcements regarding our clinical trials, including the Light Study and the Ignite Study;

•	announcements regarding Vivus’ approved obesity product, including sales, safety and efficacy results, and its regulatory submissions and/or the results of its clinical trials;

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

As of March 1, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 36% of our outstanding common stock. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In December 2007, we entered into a lease agreement covering approximately 22,229 square feet of office space which we use as our corporate headquarters in La Jolla, California. In September 2008, we entered into an amendment to lease an additional 9,312 square feet bringing the total leased space to 31,541 square feet. In February 2012, we entered into a partial lease termination agreement to reduce the amount of leased office space at our corporate headquarters to a total of 22,229 square feet of leased space. In February 2013, we entered into an amendment to extend our lease to September 2017. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OREX.”

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$6.49	$3.91
Third Quarter	7.73	3.76
Second Quarter	6.55	3.10
First Quarter	5.14	1.63

Year Ended December 31, 2011:
Fourth Quarter	$2.34	$1.45
Third Quarter	2.68	1.22
Second Quarter	3.52	1.50
First Quarter	10.08	2.47

On March 11, 2013, the last reported sale price of our common stock on the Nasdaq Global Market was $6.64. As of March 11, 2013, there were 36 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2012.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards	Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	13,838,894	$2.29	5,117,479	(1)
Equity compensation plans not approved by security holders:	—	N/A	2,500,000	(2)

Total	13,838,894	$2.29	7,617,479

(1)

Represents shares reserved for issuance under the 2004 Stock Plan and the 2007 Equity Incentive Award Plan, as amended, or the 2007 Plan. The 2007 Plan was adopted at the time of our initial public offering which coincided with our discontinuation of granting awards under the 2004 Stock Plan. Stock options under the 2007 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years, and have a ten-year life. The 2007 Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 15% of our outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock, or (iii) a lesser amount determined by our board of directors. The 2007 Plan provides that the maximum number of shares that may be granted pursuant to the exercise of incentive stock options granted under the plan is 40,000,000 shares.

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

	April 26, 2007	December 31, 2012
Orexigen Therapeutics, Inc.	$100	$37
Nasdaq Composite Index	$100	$120
Nasdaq Biotechnology Index	$100	$174

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$3,428	$3,428	$1,143	$—	$—
License revenue	—	971	88	88	88

Total revenues	3,428	4,399	1,231	88	88
Operating expenses:
Research and development	73,680	12,780	28,131	47,441	79,261
General and administrative	19,987	19,502	24,495	18,177	15,651

Total operating expenses	93,667	32,282	52,626	65,618	94,912

Loss from operations	(90,239)	(27,883)	(51,395)	(65,530)	(94,824)
Other income (expense):
Interest income	147	46	124	333	3,115
Interest expense	(2)	(221)	(644)	(1,365)	(1,531)

Total other income (expense)	145	(175)	(520)	(1,032)	1,584

Net loss attributable to common stockholders	$(90,094)	$(28,058)	$(51,915)	$(66,562)	$(93,240)

Basic and diluted net loss per share(1)	$(1.27)	$(0.58)	$(1.10)	$(1.67)	$(2.76)

Shares used to calculate net loss per share(1)	70,739	48,273	47,377	39,905	33,762

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$137,403	$147,593	$92,366	$92,158	$86,167
Working capital	113,780	141,013	78,580	77,387	60,862
Total assets	139,154	149,700	96,846	96,848	91,908
Long-term debt, less current portion	—	—	—	2,416	8,800
Accumulated deficit	(436,804)	(346,710)	(318,652)	(266,737)	(200,175)
Total stockholders’ equity	75,469	99,706	33,788	75,903	53,794

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our product candidates are Contrave®, which has completed Phase III clinical trials and which is currently being studied in a cardiovascular outcomes trial, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval for either product candidate.

In January 2011, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, concerning our previously-submitted New Drug Application, or NDA, for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that precludes the approval of the NDA in its current form. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese patients. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events, or MACE, in overweight and obese patients treated with Contrave does not adversely affect the drug’s benefit-risk profile.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of MACE in patients participating in the study. Importantly, if the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. An interim analysis is planned once the CVOT’s independent Data Monitoring Committee has determined that sufficient information has been gathered for the analysis that would include at least 87 adjudicated MACE. In February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. An SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins.

In October, 2012, we announced that we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We had requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the Light Study shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the Light Study is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. In January 2013, the FDA’s Division of Metabolism and Endocrinology Products, or DMEP, proposed a resubmission procedure that would allow the independent Data Monitoring Committee’s summary report of the CVOT interim analysis to form the basis of a resubmission of the Contrave NDA. The complete clinical study report, or CSR, for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission.

We initiated the CVOT, which we refer to as the Light Study, in June 2012, and completed screening in December 2012 which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The timing of the interim analysis and the Contrave NDA resubmission is dependent on the timing of MACE observed in the Light Study. The observed MACE rate may differ materially from modeled MACE rate. We are preparing to be ready to conduct the interim analysis and resubmit the Contrave NDA in 2013. However, if the observed MACE rate is at or near the low end of the targeted range of 1% to 2%, the resubmission of the Contrave NDA may not occur until early 2014.

In October 2012, we completed a public offering of 11,000,000 shares of our common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of December 31, 2012, we had an accumulated deficit of $436.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $3.4 million in revenue in 2012, resulting from the sublicensing of technology and amounts earned under our collaboration agreements. In September 2010, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For 2012, 2011 and 2010, we recognized revenue of $3.4 million, $3.4 million and $1.1 million, respectively, related to the Takeda agreement.

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

Takeda accounted for 100%, 78% and 93% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Cypress accounted for 0%, 22% and 7% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table summarizes our research and development expenses for the year ended December 31, 2012. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$65,554
Other	248

Subtotal	65,802
Internal costs	6,063
Stock-based compensation	1,815

Total research and development costs	$73,680

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the Light Study for Contrave or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. With respect to Empatic, prior to initiating Phase III studies, we plan to seek a collaboration partner to help fund Phase III clinical development of and, if approved, commercialization of this product candidate. However, we cannot forecast with any degree of certainty whether such a collaboration arrangement will be secured, if at all, and to what degree such arrangement would affect our development plans and capital requirements. As such, until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on the scope and timing of the Light Study and any other additional clinical trials for Contrave, if any, our financial resources, our ability to secure a collaboration partner for, as well as decisions made with respect to the development of, Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect Contrave to be commercially available in any major market until 2014, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

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

Income Taxes

At December 31, 2012, we have federal and state net operating loss carryforwards of approximately $289.0 million and $266.0 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2012, we have federal and state research and development tax credit carryforwards of $12.0 million and $3.9 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Although we have determined that more likely than not an ownership change has occurred in December 2012, we have not completed an update of our Section 382 analysis subsequent to December 31, 2010. Until this analysis has been updated, we have removed deferred tax assets for net operating losses of $505.4 million and research and development credits of $9.6 million from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, we will reassess the amount of net operating losses and credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact our effective tax rate.

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

Research and Development Expenses

A substantial portion of our ongoing research and development activities are or are expected to be performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, patient enrollment, patient visits to clinical sites for routine testing associated with the clinical trials, and progress of clinical studies and other events. However, the level of estimates can be significant. To date, we have not made any material adjustments to our estimates of clinical trial expenses. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

Revenue Recognition

We have a collaboration agreement with Takeda and prior to its termination in January 2011, had a license agreement with Cypress, which contain multiple elements, including nonrefundable upfront fees, payments for reimbursement of research costs, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.

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

The terms of our collaboration agreements provide for milestone payments upon achievement of certain regulatory/development and sales-based events. Effective January 1, 2011, we adopted on a prospective basis the guidance under ASU No. 2010-17, “Revenue Recognition-Milestone Method”. Under the Milestone Method of accounting, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The adoption of this new accounting standard did not have a material impact on our results of operations or financial position.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $7.6 million, $6.6 million and $8.3 million, respectively. At December 31, 2012, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $24.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities Exchange Commission. This decision was based on the lack of relevant historical data due to our limited historical experience. For options granted during the year ended December 31, 2012, we have calculated a weighted average expected term of 6.0 years. In addition, due to our limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. For purposes of estimating the fair value of stock options granted during 2012 using the Black-Scholes model, we used an estimated weighted average stock price volatility of 87.5%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 1.1% for the year ended December 31, 2012). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2012, 2011 and 2010, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2012, 2011 and 2010 based on historical experience.

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

Results of Operations

Comparison of year ended December 31, 2012 to year ended December 31, 2011

Revenues. Revenues for the years ended December 31, 2012 and 2011 were $3.4 million and $4.4 million, respectively. The decrease of approximately $1.0 million was due to the decrease in revenue recognized under the license agreement with Cypress of $971,000.

Research and Development Expenses. Research and development expenses increased to $73.7 million for the year ended December 31, 2012 from $12.8 million in 2011. This increase of approximately $60.9 million was due primarily to an increase in expenses in connection with the Contrave Light Study, related proprietary product formulation work and consulting activities of $61.9 million. The increase was partially offset by a decrease in salaries and personnel related costs of $1.9 million. Research and development expenses for 2011 included employee termination costs of $2.6 million as a result of our corporate realignment.

General and Administrative Expenses. General and administrative expenses increased to $20.0 million for the year ended December 31, 2012 from $19.5 million in 2011. This decrease of approximately $500,000 was due primarily to a decrease in salaries and personnel related costs of approximately $1.2 million. The decrease was partially offset by an increase in market research costs of $858,000. General and administrative expenses for 2011 included employee termination costs of $1.4 million as a result of our corporate realignment.

Interest Income. Interest income increased to $147,000 for the year ended December 31, 2012 from $46,000 in 2011. This increase of approximately $101,000 was primarily due to higher interest rates and an increase in investment balances as compared to 2011.

Interest Expense. Interest expense decreased to $2,000 for the year ended December 31, 2012 from $221,000 in 2011. This decrease of $219,000 was due to the debt under the credit and security agreement with GE Healthcare Financial Services being paid in full in July 2011.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through December 31, 2012, we received net proceeds of approximately $463.6 million from the sale of shares of our preferred and common stock as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million; and

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million; and

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and common stock warrants to purchase up to 56,461,730 shares for aggregate net proceeds of $86.9 million; and

•	in October 2012, we issued and sold a total of 11,000,000 shares of common stock for aggregate net proceeds of $56.5 million.

As of December 31, 2012, we had $78.3 million in cash and cash equivalents and an additional $59.1 million in investment securities, available-for-sale. As of December 31, 2012, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $68.3 million and $29.2 million for 2012 and 2011, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees.

Net cash used in investing activities was $13.3 million for 2012 and the net cash provided by investing activities was $21.1 million for 2011. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $58.3 million and $85.0 million for 2012 and 2011, respectively. The net cash provided by financing activities for 2012 is primarily as a result of the public sale of our common stock in October 2012 for aggregate net proceeds of $56.5 million. The net cash provided by financing activities for 2011 is primarily as a result of the public sale of our common stock and warrants in December 2011 for aggregate net proceeds of $86.9 million.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We will incur substantial additional development expenses to conduct the Light Study for Contrave and to develop Empatic. We initiated the Light Study in June 2012. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic.

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

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•

the rate of progress and cost of the Light Study, and the scope, cost and timing of any additional clinical trials required for Contrave and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

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

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents and investment securities, available-for-sale will be sufficient to meet our projected operating requirements through the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, potential milestone payments under existing our existing collaboration agreement, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. If we raise additional funds through debt, receivables or royalty financings, the terms of such financings may involve significant cash payment obligations as well as covenants and specific financial requirements that may restrict our ability to operate our business.

Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Operating lease obligations	$726	$726	$—	$—	$—

Total	$726	$726	$—	$—	$—

We have not included certain license obligations which may require additional payments of up to $1.7 million due upon the occurrence of certain milestones related to regulatory or commercial events. We may also be required to pay royalties on any net sales of the licensed products. License payments may increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. We have not included any lease obligations related to the amendment we entered into in February 2013 to extend the lease for our corporate headquarters for an additional 4 years to September 2017.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU No. 2011-05”). ASU No. 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The retrospective application had only a presentation impact on our financial statements for the twelve months ended December 31, 2012.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents and investment securities, available-for-sale, as of December 31, 2012 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orexigen Therapeutics, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 14, 2013

OREXIGEN THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$78,332	$101,749
Investment securities, available-for-sale	59,071	45,844
Prepaid expenses and other current assets	1,491	1,126

Total current assets	138,894	148,719
Property and equipment, net	83	439
Restricted cash	177	542

Total assets	$139,154	$149,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,811	$1,532
Accrued clinical trial expenses	13,529	155
Accrued expenses	4,345	2,590
Deferred revenue, current portion	3,429	3,429

Total current liabilities	25,114	7,706
Deferred revenue, less current portion	38,571	42,000
Other long-term liabilities	—	288
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2012 and 2011, no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at December 31, 2012 and 2011; 84,413,670 and 61,285,514 shares issued and outstanding at December 31, 2012 and 2011, respectively	84	61
Additional paid-in capital	512,174	446,357
Accumulated other comprehensive income (loss)	15	(2)
Accumulated deficit	(436,804)	(346,710)

Total stockholders’ equity	75,469	99,706

Total liabilities and stockholders’ equity	$139,154	$149,700

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Collaborative agreement	$3,428	$3,428	$1,143
License revenue	—	971	88

Total revenues	3,428	4,399	1,231
Operating expenses:
Research and development	73,680	12,780	28,131
General and administrative	19,987	19,502	24,495

Total operating expenses	93,667	32,282	52,626

Loss from operations	(90,239)	(27,883)	(51,395)
Other income (expense):
Interest income	147	46	124
Interest expense	(2)	(221)	(644)

Total other income (expense)	145	(175)	(520)

Net loss	$(90,094)	$(28,058)	$(51,915)

Net loss per share—basic and diluted	$(1.27)	$(0.58)	$(1.10)

Shares used to compute basic and diluted net loss per share	70,739	48,273	47,377

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net Loss	$(90,094)	$(28,058)	$(51,915)
Other comprehensive income (loss)
Unrealized gains (losses) on investment securities	17	7	(3)

Other comprehensive income (loss)	17	7	(3)

Comprehensive loss	$(90,077)	$(28,051)	$(51,918)

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2009	47,215	$47	$342,599	$(6)	$(266,737)	$75,903
Exercise of common stock options	552	1	1,490	—	—	1,491
Stock-based compensation expense	—	—	8,312	—	—	8,312
Unrealized loss on securities, available-for-sale	—	—	—	(3)	—	(3)
Net loss					(51,915)	(51,915)

Balance at December 31, 2010	47,767	48	352,401	(9)	(318,652)	33,788
Issuance of common stock and warrants, net of issuance costs	5,646	5	86,906	—	—	86,911
Net exercise of warrants	7,555	7	—	—	—	7
Exercise of common stock options	317	1	451	—	—	452
Stock-based compensation expense	—	—	6,599	—	—	6,599
Unrealized gain on securities, available-for-sale	—	—	—	7	—	7
Net loss					(28,058)	(28,058)

Balance at December 31, 2011	61,285	61	446,357	(2)	(346,710)	99,706
Issuance of common stock, net of issuance costs	11,000	11	56,520	—	—	56,531
Net exercise of warrants	11,131	11	—	—	—	11
Exercise of common stock options	998	1	1,727	—	—	1,728
Stock-based compensation expense	—	—	7,570	—	—	7,570
Unrealized gain on securities, available-for-sale	—	—	—	17	—	17
Net loss					(90,094)	(90,094)

Balance at December 31, 2012	84,414	$84	$512,174	$15	$(436,804)	$75,469

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(90,094)	$(28,058)	$(51,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium (accretion of discount) on investment securities, available-for-sale	500	870	1,024
Amortization of debt issuance costs	—	191	296
Depreciation	313	443	473
Loss on disposal of equipment	42	12	2
Stock-based compensation	7,570	6,599	8,312
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(365)	1,376	(973)
Accounts payable and accrued expenses	17,306	(6,078)	527
Other assets	—	12	48
Other long-term liabilities	—	(14)	(690)
Deferred rent	(186)	(157)	(109)
Deferred revenue	(3,428)	(4,399)	48,769

Net cash provided by (used in) operating activities	(68,342)	(29,203)	5,764
Investing activities
Purchases of investment securities, available-for-sale	(78,921)	(73,041)	(100,842)
Maturities and sales of investment securities, available-for-sale	65,211	93,774	86,875
Purchases of property and equipment	—	—	(45)
Restricted cash	365	339	409

Net cash provided by (used in) investing activities	(13,345)	21,072	(13,603)
Financing activities
Payments on borrowings on long-term debt	—	(2,416)	(6,384)
Proceeds from issuance of common stock and warrants	58,270	87,370	1,491

Net cash provided by (used in) financing activities	58,270	84,954	(4,893)
Increase (decrease) in cash and cash equivalents	(23,417)	76,823	(12,732)
Cash and cash equivalents at beginning of period	101,749	24,926	37,658

Cash and cash equivalents at end of period	$78,332	$101,749	$24,926

Supplemental Disclosure
Interest paid	$—	$29	$334

Unrealized gain (loss) on investment securities, available-for-sale	$17	$7	$(3)

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. The Company has experienced losses since its inception, and as of December 31, 2012, had an accumulated deficit of $436.8 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Restricted Cash

As of December 31, 2012, restricted cash represents certificates of deposit pledged as collateral for letters of credit issued by the Company in connection with the execution of operating leases.

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

Concentration of Revenue

Takeda Pharmaceutical Company Limited (“Takeda”) accounted for 100%, 78% and 93% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Cypress Bioscience, Inc. (“Cypress”) accounted for 0%, 22% and 7% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses as of December 31, 2012.

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to clinical trials managed by the Company’s contract research organizations, license fees and salaries and related benefits. Clinical trial costs are a significant component of research and development expenses. These costs are accrued based on estimates of work performed, and require estimates of total costs incurred based on patients enrolled, progress of clinical studies and other events. Clinical trial costs are subject to revision as the trials progress and revisions are charged to expense in the period in which they become known.

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

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory/development and sales-based events. Effective January 1, 2011, the Company adopted on a prospective basis the guidance under ASU No. 2010-17, “Revenue Recognition-Milestone Method”. Under the Milestone Method of accounting, the Company recognizes consideration that is contingent upon the achievement of a milestone as revenue in the period in which the milestone is achieved only if the milestone is substantive. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

Royalties to be received based on sales of the Company’s licensed products by partners will be recognized as earned.

Stock-Based Compensation

Compensation costs related to all equity instruments granted are recognized at the grant-date fair value of the awards. Additionally, the Company includes an estimate of the number of awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis. No related tax benefits of the share-based compensation costs have been recognized since the Company’s inception.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2012	2011	2010
Expected life (in years)	6.0	6.0	6.0
Expected volatility	87.5%	76.0%	65.1%
Risk-free interest rate	1.1%	2.0%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$2.26	$1.38	$3.83

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

Total stock-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 was comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
General and administrative	$5,755	$5,003	$5,308
Research and development	1,815	1,596	3,004

	$7,570	$6,599	$8,312

At December 31, 2012, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $24.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation (included in the table above) within stockholders’ equity totaling $0, $54,000 and $181,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Comprehensive Loss

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive loss consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss for each of the years ended December 31, 2012, 2011 and 2010 has been reflected in the Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in Stockholders’ Equity, represents unrealized gains and losses on investment securities, available-for-sale.

Comprehensive loss includes net loss and unrealized gains and losses on investments. The Company discloses the accumulated balance of other comprehensive loss as a separate component of stockholder’s equity.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted average number of basic shares plus common stock equivalents outstanding during the period determined using the treasury stock method, if dilutive. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended December 31, 2012, 2011 and 2010 because the inclusion of such underlying shares would have had an anti-dilutive effect.

(In thousands, except per share amounts)	Years Ended December 31,
	2012	2011	2010
Historical
Numerator:
Net loss	$(90,094)	$(28,058)	$(51,915)

Denominator:
Weighted average common shares outstanding	70,739	48,273	47,377

Denominator for basic and diluted net loss per share	70,739	48,273	47,377

Net loss per share—basic and diluted	$(1.27)	$(0.58)	$(1.10)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2012	2011	2010
Common stock warrants outstanding	37,768	48,902	—
Common stock options outstanding	13,839	10,586	8,036

	51,607	59,488	8,036

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU No. 2011-05”). ASU No. 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The retrospective application had only a presentation impact on the Company’s financial statements for the twelve months ended December 31, 2012.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Regardless of maturity date, the Company intends to use all available-for-sale securities in current operations, therefore these assets have been classified as short-term. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$49,923	$14	$—	$49,937
U.S. government agency securities	1 to 2	9,133	1	—	9,134

Total investment securities		$59,056	$15	$—	$59,071

December 31, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt obligations	Less than 1	$16,819	$3	$(5)	$16,817
U.S. Treasury securities	Less than 1	3,276	1	—	3,277
U.S. government agency securities	Less than 1	25,749	4	(3)	25,750

Total investment securities		$45,844	$8	$(8)	$45,844

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2012, 2011 and 2010.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U. S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash and money market funds	$78,332	$78,332	$—	$—
U.S. government agency securities	59,071	—	59,071	—

Total financial instruments owned	$137,403	$78,332	$59,071	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash and money market funds	$91,184	$91,184	$—	$—
U.S. Treasury securities	3,277	—	3,277	—
Corporate debt obligations	16,817	—	16,817	—
U.S. government agency securities	36,315	—	36,315	—

Total financial instruments owned	$147,593	$91,184	$56,409	$—

5. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2012	2011
Furniture and fixtures	5	$1,079	$1,102
Computer equipment and software	3 to 5	447	447
Leasehold improvements	5	435	555
Laboratory equipment	5	—	32

		1,961	2,136
Accumulated depreciation		(1,878)	(1,697)

Property and equipment, net		$83	$439

Depreciation expense was $313,000, $443,000 and $473,000 for each of the years ended December 31, 2012, 2011 and 2010, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accrued compensation related expenses	$3,960	$2,186
Accrued legal and professional expenses	113	174
Other accrued expenses	272	230

	$4,345	$2,590

7. Commitments and Contingencies

Credit and Security Agreement

In December 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital (the “Credit Agreement”) which, as amended provided for potential borrowing until December 31, 2008 of up to $25.0 million. The Company was required to make monthly payments of principal and interest and all amounts outstanding under the Credit Agreement became due and payable on July 1, 2011, at which time the debt was paid in full and terminated.

Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and is for an initial term of 64 months. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit for $1.0 million. The letter of credit is collateralized by a certificate of deposit of $177,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2012. Rent expense is being recorded on a straight-line basis over the life of the lease. In September 2008, the Company entered into an amendment to lease to expand the office space at this location by 9,312 square feet. The initial term of the lease for this expanded space was for 52 months and began in April 2009. The monthly rental payments were adjusted on an annual basis. Rent expense was being recorded on a straight-line basis over the life of the lease for the expanded space. In March 2012, the Company entered into a Partial Lease Termination Agreement with its landlord pursuant to which the Company will decrease the office space at its corporate headquarters, by 9,312 rentable square feet thereby decreasing its total leased space to approximately 22,229 rentable square feet. The Agreement provides for, among other things, a one-time payment of $190,849 by the Company to the landlord and termination of the Company’s payment obligations with respect to the terminated premises.

Future minimum payments under the operating leases as of December 31, 2012 are as follows (in thousands):

Years Ending December 31,
2013	$726
2014	—

$726

Total rent expense for each of the years ended December 31, 2012, 2011 and 2010 was approximately $1.4 million, $1.6 million and $1.5 million, respectively.

Technology and License Agreements

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the regulatory approval and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the years ended December 31, 2012, 2011 and 2010, the Company recognized revenues under this agreement of $3.4 million, $3.4 million and $1.1 million, respectively. At December 31, 2012 and 2011, deferred revenue under this agreement totaled $42.0 million and $45.4 million, respectively. Also the Company recorded receivables at December 31, 2012 and 2011 for approximately $14,000 and $65,000, respectively, for reimbursement by Takeda for certain commercial and patent costs permitted under the collaboration agreement, which were accounted for as a reduction of the expenses reimbursed.

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

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. At December 31, 2012, no royalty payments have been made or are payable under this agreement as the product has not been launched and sales have not commenced. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2012, the Company has paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that two regulatory/development milestone payments, $20.0 million due to the Company upon regulatory approval in the United States and $10.0 million due to the Company upon the delivery of launch supplies to Takeda, meet the definition of a substantive milestone. The third regulatory/development milestone payment, $70.0 million due to the Company upon the first commercial sale in the United States, does not meet the definition of a milestone as Takeda is responsible for the commercialization of Contrave. Sales-based milestone payments also do not meet these criteria and will not be classified as milestones as their achievement is solely based on the performance of Takeda. The Company has determined that the anniversary milestones do not meet the definition of a substantive milestone as the Company believes these payments are contingent solely upon the passage of time.

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. As consideration for this license, the Company issued 442,624 shares of its common stock to Duke and may be required to make future milestone payments totaling $1.7 million upon the achievement of various milestones related to regulatory or commercial events. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company has the right to grant sublicenses to third parties, subject to an obligation to pay Duke a royalty on any revenue it receives under such sublicensing arrangements. In addition, the Company is obligated to pay Duke a specified royalty on sales of products which are covered by certain of the Company’s issued patents under the OHSU license agreement. At December 31, 2012, no such payments have been made or are payable under the Duke Agreement as the product has not been launched and sales have not commenced. In January 2005, the Company sublicensed the technology to Cypress for a non-refundable upfront payment of $1.5 million. In January 2011, Cypress exercised its right to terminate the agreement.

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

For each of the years ended December 31, 2012, 2011 and 2010, the Company recognized revenues under this agreement of $0, $971,000 and $88,000. At December 31, 2012 and 2011, deferred revenue under this agreement totaled $0 and $0, respectively.

8. Stockholders’ Equity

Common Stock and Common Stock Warrants

In December 2011, the Company completed a public offering of 5,646,173 units. Each unit consists of one share of common stock and a warrant to purchase ten shares of common stock, at a price to the public of $1.45 per share of common stock and $1.449 per warrant to purchase each share of common stock, which together comprise the purchase price of $15.94 per unit. Net cash proceeds from the public offering were $86.9 million, after deducting underwriting discounts and commissions and offering expenses. The warrants issued in the transaction have an exercise price equal to $0.001 per share. Each warrant is exercisable in whole or in part for a period of 10 years commencing on December 22, 2011. A holder of a warrant will not have the right to exercise any portion of the warrant if such holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise of such warrant. These warrants may only be exercised pursuant to a cashless net exercise, whereby the exercise price of the warrants is satisfied through the reduction in shares issued upon exercise equal in value to the exercise price. There are no provisions in the warrant agreement which would require the Company to settle the warrants through the distribution of cash. The initial warrants provided for the purchase of up to 56,461,730 shares. A total of 11,130,548 and 7,554,649 shares were issued upon warrant exercises in the 2012 and 2011, respectively. Warrants to purchase an aggregate of up to 37,767,900 and 48,902,310 shares were outstanding as of December 31, 2012 and 2011, respectively.

In October 2012, the Company completed a public offering of 11,000,000 shares of its common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

As of December 31, 2012, the Company had 300,000,000 authorized shares of common stock.

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2012, no stock options are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, 2010 and 2011, the Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666, 2,000,000 and 2,000,000 shares, respectively, in accordance with an “evergreen” provision. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. The 2007 Plan was amended in October 2009 and February 2010 to provide for the reservation of 500,000 and 2,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. In June 2011, the 2007 Plan was amended to, among other things, add an additional 10,000,000 shares to the number of shares of common stock authorized for issuance under the 2007 Plan, increase the number of shares to be added to the 2007 Plan automatically each January 1, starting with January 1, 2012, to the least of (i) 15% of the Company’s outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock and (iii) a lesser number of shares of the Company’s common stock determined by the Company’s board of directors, and increase the limitation on the number of shares that may be granted pursuant to the exercise of incentive stock option to 40,000,000 shares. At December 31, 2012, options to purchase 13,838,894 shares have been granted and are outstanding under the 2007 Plan.

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

The following table summarizes stock option activity for the 2004 and 2007 Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,008,037	$6.13
Granted	2,424,568	6.32
Exercised	(551,834)	2.61
Forfeited	(844,944)	8.76

Outstanding at December 31, 2010	8,035,827	6.15
Granted	13,235,806	2.41
Exercised	(317,379)	1.43
Forfeited/Cancelled	(10,367,875)	5.12

Outstanding at December 31, 2011	10,586,379	1.92
Granted	4,268,125	3.10
Exercised	(997,608)	1.74
Forfeited	(18,002)	3.44

Outstanding at December 31, 2012	13,838,894	$2.29

The following table summarizes information about stock options outstanding under the 2007 Plan at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.61 - $1.66	6,575,348	8.6	$1.66	1,739,990	$1.66
$1.67 - $2.58	5,079,018	8.8	$2.18	1,461,265	$2.09
$2.59 - $8.18	2,184,528	8.1	$4.47	892,991	$4.80

$1.61 - $8.18	13,838,894	8.6	$2.29	4,094,246	$2.50

As of December 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was approximately $41.5 million and $11.8 million, respectively. The aggregate intrinsic value of options exercised was $4.6 million, $531,000 and $2.1 million during the year ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, the weighted average remaining contractual term for options exercisable was 8.1 years.

Common stock reserved for future issuance consists of the following at December 31, 2012:

Common stock warrants	37,767,900
Stock options issued and outstanding	13,838,894
Authorized for future option grants	7,617,479

59,224,273

9. Income Taxes

Significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$10,130	$4,970
Research and development credits	2,005	1,730
Capitalized research and development expenditures	28,939	13
Deferred revenue	17,113	18,487
Stock-based compensation	5,830	4,073
Other, net	1,284	(41)
Valuation allowance	(65,301)	(29,232)

	$—	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2012	2011	2010
Income tax expense (benefit) at statutory rates	$(31,532)	$(9,820)	$(18,170)
State income tax, net of federal benefit	(5,073)	(1,190)	(2,669)
Permanent items	428	540	466
Research and development credits	(344)	(885)	(1,499)
Stock-based compensation	447	2,251	1,215
Removal of net operating losses and research and development credits	—	110,861	—
Change in valuation allowance—eliminated net operating losses and R&D credits	—	(110,861)	—
Change in valuation allowance	36,074	9,104	20,657

Income tax expense (benefit)	$—	$—	$—

At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $289.0 million and $266.0 million, respectively. The federal and state loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2012, the Company has federal and state research and development tax credits of $12.0 million and $3.9 million, respectively. The federal research and development tax credits begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely.

Approximately $10.0 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in-capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Although the Company has determined that more likely than not an ownership change has occurred in December 2012, the Company has not completed a formal update of its Section 382 analysis subsequent to December 31, 2010. Until this analysis has been updated, the Company has removed deferred tax assets for net operating losses of $505.4 million and research and development credits of $9.6 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company will reassess the amount of net operating losses and credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Gross unrecognized tax benefits at the beginning of the year	$3,134	$2,935	$2,599
Increases related to current year tax positions	105	212	348
Decreases related to prior year tax positions	—	(13)	(12)
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$3,239	$3,134	$2,935

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2012, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, the Company had no interest or penalties accrued for uncertain tax positions.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. The law change will have no impact on the 2013 financial statements due to the valuation allowance placed against the Company’s net deferred tax assets.

10. Litigation

The Company is not currently a party to any material legal proceedings.

11. Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2012, 2011 and 2010, the Company’s matching contributions to the plan were approximately $153,000, $158,000 and $264,000 respectively.

12. Subsequent Event

In February 2013, the Company entered into an amendment to extend the lease for its corporate headquarters for an additional 4 years to September 2017. In addition, the Landlord agreed to abate the Company’s obligation to pay 50% of the Company’s monthly basic rent for the first full nine months of the extension term and agreed to provide up to $311,206 for tenant improvements.

13. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$857	$857	$857	$857
Total operating expenses	11,312	17,564	31,457	33,334
Net loss	(10,414)	(16,661)	(30,564)	(32,455)
Net loss per share—basic and diluted(1)	$(0.16)	$(0.25)	$(0.44)	$(0.41)

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$1,828	$857	$857	$857
Total operating expenses	13,326	8,335	5,446	5,175
Net loss	(11,603)	(7,568)	(4,580)	(4,307)
Net loss per share—basic and diluted(1)	$(0.24)	$(0.16)	$(0.10)	$(0.09)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Orexigen Therapeutics, Inc. and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 14, 2013

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2013 annual meeting of stockholders, or the definitive proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2012.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

4.4(16)	Form of Warrant to Purchase Common Stock

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(6)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(7)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.5†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.6†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.7†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.9†(1)	Amendment No. 1 to License Agreement dated December 22, 2004 by and between the Registrant and Duke University

10.10†(1)	Amendment No. 2 to License Agreement dated July 27, 2006 by and between the Registrant and Duke University

10.11†(1)	License Agreement dated June 1, 2004 by and between the Registrant and Lee G. Dante, M.D.

10.12(3)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.13(3)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.14(4)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.15†(5)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

10.16†(8)	Bupropion Hydrochloride Supply Agreement dated November 24, 2009 by and between the Registrant and Chemi, S.p.A.

10.17#(6)	Form of Chief Executive Officer Employment Agreement

10.18†(9)	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

Exhibit Number	Description
10.19†(9)	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.20†(10)	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.21†(10)	Amendment No. 1 to License Agreement dated September 1, 2010 by and between the Registrant and Lee G. Dante

10.22†(17)	Amended and Restated License Agreement dated December 6, 2010 by and between the Registrant, GlaxoSmithKline LLC and Glaxo Group Limited

10.23#(11)	Separation Agreement dated February 16, 2011 by and between the Registrant and Graham K. Cooper

10.24#(12)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan

10.25†(14)	Amendment No. 3 to the License Agreement dated June 8, 2011 by and between the Registrant and Duke University

10.26#(13)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A. Narachi

10.27#(13)	Form of Amendment No.1 to Employment Agreement between the Registrant and Mark Booth

10.28#(15)	Amendment No. 2 to Amended and Restated Employment Agreement between Mark Booth and the Company dated November 1, 2011

10.29#(18)	Amendment No. 3 to Amended and Restated Employment Agreement dated March 15, 2012 by and between the Registrant and Mark Booth

10.30(19)	Partial Lease Termination Agreement dated March 2, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.31#	Amended and Restated Independent Director Compensation Policy

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.
(6)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(7)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(8)	Filed with the Registrant’s Annual Report on Form 10-K on March 11, 2010.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2010.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2010.
(11)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.
(12)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.
(13)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.
(14)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 8, 2011.
(15)	Filed with the Registrant’s Current Report on Form 8-K on November 1, 2011.
(16)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(17)	Filed with the Registrant’s Annual Report on Form 10-K on March 11, 2011.
(18)	Filed with the Registrant’s Current Report on Form 8-K on March 16, 2012.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2012.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the Registration Statement and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Dated: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. NARACHI Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	March 14, 2013

/s/ JOSEPH P. HAGAN Joseph P. Hagan	Chief Business Officer (Principal Financial and Accounting Officer)	March 14, 2013

/s/ ECKARD WEBER Eckard Weber, M.D.	Chairman of the Board of Directors	March 14, 2013

/s/ LOUIS C. BOCK Louis C. Bock	Director	March 14, 2013

/s/ WENDY DIXON Wendy Dixon, Ph.D.	Director	March 14, 2013

/s/ BRIAN H. DOVEY Brian H. Dovey	Director	March 14, 2013

/s/ PETER K. HONIG Peter K. Honig, M.D.	Director	March 7, 2013

/s/ DAVID J. ENDICOTT David J. Endicott	Director	March 10, 2013

/s/ PATRICK MAHAFFY Patrick Mahaffy	Director	March 14, 2013

/s/ LOTA S. ZOTH Lota S. Zoth	Director	March 14, 2013