Form 10-Q
period 2013-03-31
Orexigen Therapeutics, Inc.
filed 2013-05-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of May 6, 2013, the registrant had 94,642,128 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,054	$78,332
Investment securities, available-for-sale	47,502	59,071
Prepaid expenses and other current assets	1,998	1,491

Total current assets	116, 554	138,894
Property and equipment, net	7	83
Restricted cash	177	177

Total assets	$116,738	$139,154

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,671	$8,156
Accrued clinical trial expenses	10,312	13,529
Deferred revenue, current portion	3,429	3,429

Total current liabilities	20,412	25,114
Deferred revenue, less current portion	37,714	38,571
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2013 and December 31, 2012; 92,641,567 and 84,413,670 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	93	84
Additional paid-in capital	514,678	512,174
Accumulated other comprehensive income (loss)	13	15
Accumulated deficit	(456,172)	(436,804)

Total stockholders’ equity	58,612	75,469

Total liabilities and stockholders’ equity	$116,738	$139,154

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Collaborative agreement	$857	$857
License revenue	—	—

Total revenues	857	857
Operating expenses:
Research and development	15,155	6,800
General and administrative	5,100	4,512

Total operating expenses	20,255	11,312

Loss from operations	(19,398)	(10,455)
Other income (expense):
Interest income	31	43
Interest and other expense	(1)	(2)

Total other income	30	41

Net loss	$(19,368)	$(10,414)

Basic and diluted net loss per share	$(0.21)	$(0.16)

Basic and diluted shares used in computing net loss per share	90,336	65,989

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Loss	$(19,368)	$(10,414)
Other comprehensive loss
Unrealized losses on investment securities	(2)	(8)

Other comprehensive loss	(2)	(8)

Comprehensive income loss	$(19,370)	$(10,422)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(19,368)	$(10,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	179	194
Depreciation	76	83
Loss on disposal of equipment	—	37
Stock-based compensation	2,403	1,592
Deferred revenue	(857)	(857)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(507)	(161)
Accounts payable and accrued expenses	(4,665)	725
Deferred rent	(37)	(73)

Net cash used in operating activities	(22,776)	(8,874)
Investing activities
Purchases of securities available-for-sale	(18,577)	(37,486)
Maturities of securities available-for-sale	29,965	17,994

Net cash provided by (used in) investing activities	11,388	(19,492)
Financing activities
Proceeds from issuance of common stock	110	62

Net cash provided by financing activities	110	62

Net decrease in cash and cash equivalents	(11,278)	(28,304)
Cash and cash equivalents at beginning of period	78,332	101,749

Cash and cash equivalents at end of period	$67,054	$73,445

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of March 31, 2013, had an accumulated deficit of $456.2 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of December 31, 2012 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. Subsequent to 2010, the Company did not enter into any new collaborations. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This newly issued accounting standard requires an entity to present either on the face of the statement where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and the adoption did not have a material impact on the Company’s financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss attributable to common stockholders	$(19,368)	$(10,414)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	90,336	65,989

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.16)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock warrants outstanding	29,604	42,442
Common stock options outstanding	16,811	13,783

	46,415	56,225

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$44,367	$13	$(1)	$44,379
U.S. government agency securities	1 to 2	3,122	1	—	3,123

Total investment securities		$47,489	$14	$(1)	$47,502

December 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$49,923	$14	$—	$49,937
U.S. government agency securities	1 to 2	9,133	1	—	9,134

Total investment securities		$59,056	$15	$—	$59,071

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2013 and 2012.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

	Balance as of March 31, 2013	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds	$66,303	$66,303	$—	$—
U.S. government agency securities	48,253	—	48,253	—

Total financial instruments owned	$114,556	$66,303	$48,253	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2013	December 31, 2012
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	447	447
Leasehold improvements	5	435	435

		1,961	1,961
Less accumulated depreciation and amortization		(1,954)	(1,878)

		$7	$83

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$4,763	$3,811
Accrued compensation related expenses	1,280	3,960
Accrued research and development expenses	369	—
Accrued legal and professional expenses	88	113
Other accrued liabilities	171	272

	$6,671	$8,156

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2013 and 2012 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
General and administrative	$1,738	$1,227
Research and development	665	365

	$2,403	$1,592

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2013	2012
Expected life (in years)	6.0	6.0
Expected volatility	92.7%	87.5%
Risk-free interest rate	1.1%	1.1%
Expected dividend yield	—	—

9. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For each of the three months ended March 31, 2013 and 2012, the Company recognized revenues under this agreement of $857,000. At March 31, 2013, deferred revenue under this agreement totaled $41.1 million.

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

The following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential,” “probability” or other similar expressions that are intended to identify forward-looking statements. These statements are based on our current beliefs and expectations.

These statements include but are not limited to statements regarding: the Special Protocol Assessment, or SPA, and the protocol for the Contrave ® cardiovascular outcomes trial, or Light Study; the potential for, and timing of, the accrual and adjudication of major adverse cardiovascular events, or MACE; the expected retention rate for patients in the Light Study; the probability of success of the Light Study; the potential for, and timing of, resubmission and approval of a New Drug Application, or NDA, for Contrave based on interim results of the Light Study; the possibility of resubmitting the Contrave NDA with the independent Data Monitoring Committee report on the interim analysis and without the clinical study report for the interim analysis; the potential to accelerate the timing of the review of the Contrave NDA; the safety and effectiveness of Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; and the potential for the FDA to approve an NDA for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

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

In October 2012, we completed a public offering of 11,000,000 shares of our common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and offering expenses.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of March 31, 2013, we had an accumulated deficit of $456.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $857,000 in revenue for the three months ending March 31, 2013, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2013 and 2012. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2013	2012
Costs of external service providers:
Obesity	$12,155	$5,328
Other	81	44

Subtotal	12,236	5,372
Internal costs	2,254	1,063
Stock-based compensation	665	365

Total research and development expenses	$15,155	$6,800

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

There were no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 and 2012 were $857,000 and $857,000, respectively, and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $15.2 million for the three months ended March 31, 2013 from $6.8 million for the comparable period during 2012. This increase of approximately $8.4 million was due primarily to an increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $6.6 million, an increase in salaries and personnel related costs of $933,000 and an increase in stock-based compensation expense of $300,000.

General and Administrative Expenses. General and administrative expenses increased to $5.1 million for the three months ended March 31, 2013 from $4.5 million for the comparable period during 2012. This increase of approximately $600,000 was due primarily to an increase in stock-based compensation expense of $511,000.

Interest and Other Income. Interest income decreased to $31,000 for the three months ended March 31, 2013 from $43,000 for the comparable period during 2012. This decrease of $12,000 was due to a decrease in average cash and investment balances.

Interest and Other Expense. Interest and other expense decreased to $1,000 for the three months ended March 31, 2013 from $2,000 for the comparable period during 2012.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through March 31, 2013, we received net proceeds of approximately $463.6 million from the sale of shares of our preferred and common stock as follows:

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

As of March 31, 2013, we had $67.1 million in cash and cash equivalents and an additional $47.5 million in investment securities, available-for-sale. As of March 31, 2013, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $22.8 million and $8.9 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $11.4 million and for the three months ended March 31, 2013 and net cash used in investing activities was $19.5 million for the three months ended March 31, 2012. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $110,000 and $62,000 for the three months ended March 31, 2013 and 2012, respectively. The net cash used in financing activities in 2013 and 2012 was a result of proceeds from the issuance of common stock due to exercises of stock options.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, potential milestone payments under our existing collaboration agreement, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. If we raise additional funds through debt, receivables or royalty financings, the terms of such financings may involve significant cash payment obligations as well as covenants and specific financial requirements that may restrict our ability to operate our business.

Any turbulence in the U.S. and international markets and economies may adversely affect our ability to access the capital markets and obtain additional financing on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2013, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.

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

Each of the constituent drugs included in the Contrave and Empatic combinations has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown that each of these constituent drugs has the potential to cause birth defects and that there have been no adequate and well-controlled studies of the constituent drugs in pregnant women, but that the FDA has determined that the benefits from the use of such drugs in pregnant women may be acceptable despite the potential risks. In addition, although Contrave is not known to be teratogenic, it appears from a recent FDA action, in which the FDA stated that weight loss offers no potential benefit to a pregnant woman and may result in fetal harm, that the FDA is likely to classify all weight loss pharmaceutical products as Category X. Both of the recently FDA-approved obesity therapeutics have Category X pregnancy precautions.

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

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. For example, although Vivus obtained FDA approval for its combination product, phentermine/topiramate, in October 2012, the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against the approval of the marketing authorization application for such product due to concerns about its long-term effects on the heart and blood vessels, particularly due to the effects of the phentermine component, its long-term psychiatric effects (depression and anxiety were reported in the studies) and cognitive effects (such as problems with memory and attention) related to the topiramate component, as well as known risks with topiramate being potentially harmful to the unborn baby if taken by pregnant women. The CHMP also noted that there was a high probability that, if approved, Vivus’ product would not be used strictly for the intended patients. Vivus requested a re-examination of the CHMP’s opinion. After considering the grounds for this request, the CHMP re-examined the initial opinion, and confirmed the refusal of the marketing authorization in February 2013. Further, according to Vivus, the CHMP indicated that a pre-approval CVOT would be necessary to establish the long-term safety of its product. Additionally, although Arena obtained FDA approval for its product, lorcaserin, in May 2013 Arena announced that it has notified the EMA that it is withdrawing its marketing authorization application for lorcaserin in the European Union due to the CHMP’s view that certain major objections remain outstanding that preclude a recommendation for approval of such marketing authorization application and Arena’s belief that it cannot resolve the major objections related to the results of non-clinical studies prior to the time the CHMP would issue its final opinion. We may face similar negative recommendations with respect to any regulatory filings we submit for our product candidates in the European Union and other geographies.

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

Risks Related to Intellectual Property

Our market opportunity for Contrave and Empatic may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product candidates, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU, and our license agreement with Duke University, or Duke. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for Contrave and three years after we obtain such approval. Contrave also is encompassed by the claims of U.S. patent number 5,512,593 issued in April 1996 and U.S. patent number 5,817,665 issued in October 1998, which were licensed on an exclusive basis from Dr. Lee Dante. These patents cover compositions of certain specified opioid antagonists (including naltrexone) combined with certain specified antidepressants (including bupropion). However, U.S. patent number 5,512,593 expired in April 2013 and U.S. patent number 5,817,665 expired in March 2013, and thus will not provide patent protection after such dates, respectively.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have patent applications pending in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively.

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. U.S. patent number 7,754,748, which issued in July 2010, protects the use of zonisamide SR for reducing weight in overweight and obese subjects, and is expected to expire in 2023, provided maintenance fees are paid. In addition, Duke has filed international counterparts to the Gadde patent that have issued in several countries and are currently pending in others; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic. The PCT filing has matured into patent applications in Europe and Japan. The European application was allowed in early 2012. Thus we now have patent applications pending in the United States, Japan and certain other foreign countries. However, we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all. Use of our proprietary tri-layer Empatic tablet for weight loss is protected in the United States by U.S. patent number 8,318,788, which is expected to expire in November 2027.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An intent-to-use application for the CONTRAVE mark has been allowed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been allowed in the U.S., and is pending in Canada. We also have a pending application for CONTRAVE in Canada which covers certain printed materials and medical information services. The Contrave logo is registered in Europe and Japan. An intent-to-use trademark application has been filed in the United States for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in the European Union and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2013, we had an accumulated deficit of approximately $456.2 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.98 to a high sale price of $6.68. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of May 1, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 33.2% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008
4.4(4)	Form of Warrant to Purchase Common Stock
10.1	Second Amendment to Lease dated February 15, 2013 by and between the Registrant and Mullrock3 Torrey Pines, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 9, 2013	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008
4.4(4)	Form of Warrant to Purchase Common Stock
10.1	Second Amendment to Lease dated February 15, 2013 by and between the Registrant and Mullrock3 Torrey Pines, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.