Form 10-Q
period 2013-06-30
Orexigen Therapeutics, Inc.
filed 2013-08-07
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of August 1, 2013, the registrant had 98,972,854 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,813	$78,332
Investment securities, available-for-sale	40,178	59,071
Prepaid expenses and other current assets	2,985	1,491

Total current assets	98,976	138,894
Property and equipment, net	4	83
Restricted cash	177	177

Total assets	$99,157	$139,154

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,842	$8,156
Accrued clinical trial expenses	7,326	13,529
Deferred revenue, current portion	3,429	3,429

Total current liabilities	18,597	25,114
Deferred revenue, less current portion	36,857	38,571
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2013 and December 31, 2012; 97,962,987 and 84,413,670 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	98	84
Additional paid-in capital	518,024	512,174
Accumulated other comprehensive income (loss)	(1)	15
Accumulated deficit	(474,418)	(436,804)

Total stockholders’ equity	43,703	75,469

Total liabilities and stockholders’ equity	$99,157	$139,154

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Collaborative agreement	$857	$857	$1,714	$1,714
License revenue	—	—	—	—

Total revenues	857	857	1,714	1,714
Operating expenses:
Research and development	13,094	12,822	28,249	19,622
General and administrative	6,026	4,742	11,126	9,254

Total operating expenses	19,120	17,564	39,375	28,876

Loss from operations	(18,263)	(16,707)	(37,661)	(27,162)
Other income (expense):
Interest income	17	46	48	89
Interest expense	—	—	(1)	(2)

Total other income (expense)	17	46	47	87

Net loss	$(18,246)	$(16,661)	$(37,614)	$(27,075)

Net loss per share	$(0.19)	$(0.25)	$(0.41)	$(0.40)

Shares used in computing net loss per share	94,986	67,780	92,674	66,885

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(18,246)	$(16,661)	$(37,614)	$(27,075)
Other comprehensive loss
Unrealized losses on investment securities	(14)	—	(16)	(8)

Other comprehensive loss	(14)	—	(16)	(8)

Comprehensive loss	$(18,260)	$(16,661)	$(37,630)	$(27,083)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(37,614)	$(27,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	398	345
Depreciation	79	160
Loss on disposal of equipment	—	37
Stock-based compensation	5,330	3,668
Deferred revenue	(1,714)	(1,714)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,494)	(1,200)
Accounts payable and accrued expenses	(6,431)	4,137
Deferred rent	(86)	(110)

Net cash used in operating activities	(41,532)	(21,752)
Investing activities
Purchases of securities available-for-sale	(23,421)	(58,909)
Maturities of securities available-for-sale	41,900	45,569
Restricted cash	—	365

Net cash provided by (used in) investing activities	18,479	(12,975)
Financing activities
Proceeds from issuance of common stock	534	344

Net cash provided by financing activities	534	344

Net decrease in cash and cash equivalents	(22,519)	(34,383)
Cash and cash equivalents at beginning of period	78,332	101,749

Cash and cash equivalents at end of period	$55,813	$67,366

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of June 30, 2013, had an accumulated deficit of $474.4 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of Accounting Standards Update (“ASU”) No. 2009-13. Subsequent to 2010, the Company did not enter into any new collaborations. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(18,246)	$(16,661)	$(37,614)	$(27,075)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	94,986	67,780	92,674	66,885

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.41)	$(0.40)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock warrants outstanding	24,529	42,442	24,529	42,442
Common stock options outstanding	17,286	14,474	17,286	14,474

	41,815	56,916	41,815	56,916

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally government agencies and debt instruments of financial institutions, corporations with investment grade credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Maturity in Years	Amortized Cost	Unrealized
			Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$38,634	$3	$(2)	$38,635
U.S. government agency securities	1 to 2	1,545		(2)	1,543

Total investment securities		$40,179	$3	$(4)	$40,178

December 31, 2012	Maturity in Years	Amortized Cost	Unrealized
			Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$49,923	$14	$—	$49,937
U.S. government agency securities	1 to 2	9,133	1	—	9,134

Total investment securities		$59,056	$15	$—	$59,071

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2013 and 2012.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and six months ended June 30, 2013.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds	$54,061	$54,061	$—	$—
U.S. government agency securities	41,930	—	41,930	—

Total financial instruments owned	$95,991	$54,061	$41,930	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life	June 30,	December 31,
	In Years	2013	2012
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	447	447
Leasehold improvements	5	435	435

		1,961	1,961
Less accumulated depreciation and amortization		(1,957)	(1,878)

		$4	$83

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accounts payable	$5,021	$3,811
Accrued compensation related expenses	2,203	3,960
Accrued research and development expenses	224	—
Accrued legal and professional expenses	290	113
Other accrued liabilities	104	272

	$7,842	$8,156

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2013 and 2012 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative	$2,060	$1,611	$3,798	$2,838
Research and development	868	465	1,532	830

	$2,928	$2,076	$5,330	$3,668

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (in years)	5.9	6.0	6.0	6.0
Expected volatility	92.7%	87.5%	92.7%	87.5%
Risk-free interest rate	1.3%	1.1%	1.2%	1.1%
Expected dividend yield	—	—	—	—

Employee Stock Purchase Plan

Adopted in June 2013, the Employee Stock Purchase Plan (“ESPP”) permits the Company’s eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Each Offering Period is 24 months, with new Offering Periods commencing every six months on the dates of June 1 and December 1 of each year. Each Offering Period consists of four (4) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the last business day of May and November.

9. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and six months ended June 30, 2013 and 2012, the Company recognized revenues under this agreement of $857,000, $857,000, $1.7 million and $1.7 million, respectively. At June 30, 2013, deferred revenue under this agreement totaled $40.3 million.

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

These statements include but are not limited to statements regarding: the Special Protocol Assessment, or SPA, and the protocol for the Contrave ® cardiovascular outcomes trial, or Light Study; the potential for, and timing of, the accrual and adjudication of major adverse cardiovascular events, or MACE; the expected retention rate for patients in the Light Study; the probability of success of the Light Study; the potential for, and timing of, resubmission and approval of a New Drug Application, or NDA, for Contrave based on interim results of the Light Study; the possibility of resubmitting the Contrave NDA with the independent Data Monitoring Committee report on the interim analysis and without the clinical study report for the interim analysis; the potential to accelerate the timing of the review of the Contrave NDA; the potential for, and timing of, the submission of a marketing authorization application for Contrave in the European Union, and the potential for approval of such application in the European Union; the safety and effectiveness of Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; the potential for the FDA to approve an NDA for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study; and projected future expenses, revenues and capital requirements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of June 30, 2013, we had an accumulated deficit of $474.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $1.7 million in revenue for the six months ending June 30, 2013, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2013 and 2012. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Costs of external service providers:
Obesity	$9,963	$10,781	$22,118	$16,084
Other	91	53	173	97

Subtotal	10,054	10,834	22,291	16,181
Internal costs	2,172	1,523	4,426	2,611
Stock-based compensation	868	465	1,532	830

Total research and development expenses	$13,094	$12,822	$28,249	$19,622

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

There were no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of three months ended June 30, 2013 to three months ended June 30, 2012

Revenues. Revenues for each of the three months ended June 30, 2013 and 2012 were $857,000 and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses were $13.1 million for the three months ended June 30, 2013 as compared to $12.8 million for the comparable period during 2012. This increase of approximately $300,000 was due primarily to increase in salaries and personnel related costs of $716,000, an increase in stock-based compensation expense of $403,000 and an increase in expenses related to regulatory filings of $245,000. The increase was partially offset by a decrease of approximately $1.1 million in connection with the Light Study, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $6.0 million for the three months ended June 30, 2013 from $4.7 million for the comparable period during 2012. This increase of approximately $1.3 million was due primarily to an increase in stock-based compensation expense of $449,000, an increase in professional fees of $327,000 and an increase in salaries and personnel related costs of $293,000.

Interest and Other Income. Interest income decreased to $17,000 for the three months ended June 30, 2013 from $46,000 for the comparable period during 2012. This decrease of $29,000 was due to a decrease in average cash and investment balances.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

Revenues. Revenues for each of the six months ended June 30, 2013 and 2012 were $1.7 million and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $28.2 million for the six months ended June 30, 2013 from $19.6 million for the comparable period during 2012. This increase of approximately $8.6 million was due primarily to an increase in expenses in connection with the Light Study, related proprietary product formulation work and consulting activities of $5.6 million. The increase was also due in part to an increase in salaries and personnel related costs of $1.6 million and an increase in stock-based compensation expense of $702,000.

General and Administrative Expenses. General and administrative expenses increased to $11.1 million for the six months ended June 30, 2013 from $9.3 million for the comparable period during 2012. This increase of approximately $1.8 million was due primarily to an increase in stock-based compensation expense of $960,000 and an increase in salaries and personnel related costs of $630,000.

Interest and Other Income. Interest income decreased to $48,000 for the six months ended June 30, 2013 from $89,000 for the comparable period during 2012. This decrease of $41,000 was due to a decrease in average cash and investment balances.

Interest Expense. Interest expense decreased to $1,000 for the six months ended June 30, 2013 from $2,000 for the comparable period during 2012.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2013, we received net proceeds of approximately $463.6 million from the sale of shares of our preferred and common stock as follows:

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

As of June 30, 2013, we had $55.8 million in cash and cash equivalents and an additional $40.2 million in investment securities, available-for-sale. As of June 30, 2013, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $41.5 million and $21.8 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $18.5 million and for the six months ended June 30, 2013 and net cash used in investing activities was $13.0 million for the six months ended June 30, 2012. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $534,000 and $344,000 for the six months ended June 30, 2013 and 2012, respectively. The net cash used in financing activities in 2013 and 2012 was a result of proceeds from the issuance of common stock due to exercises of stock options.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2013, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with Contrave will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or risk evaluation and mitigation strategy, or REMS.

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

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of the NDA for Contrave and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with Contrave will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or REMS. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic.

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

Each of the constituent drugs included in the Contrave and Empatic combinations has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown that each of these constituent drugs has the potential to cause birth defects and that there have been no adequate and well-controlled studies of the constituent drugs in pregnant women, but that the FDA has determined that the benefits from the use of such drugs in pregnant women may be acceptable despite the potential risks. In addition, although Contrave is not known to be teratogenic, it appears from a recent FDA action, in which the FDA stated that weight loss offers no potential benefit to a pregnant woman and may result in fetal harm, that the FDA is likely to classify all weight loss pharmaceutical products as Category X. Both of the obesity therapeutics approved by the FDA in 2012 have Category X pregnancy precautions.

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

The CRL we received for the Contrave NDA may also materially and adversely affect our Empatic development program. *

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the March 2012 EMDAC meeting will result in other such requirements. In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a CVOT. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a CVOT with Contrave will be sufficient. The evidence we gather from the Light Study, however, may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for Contrave, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

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

We expect intense competition in the obesity marketplace for Contrave and Empatic, if approved, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

If approved and commercialized, both Contrave and Empatic will compete with well established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In addition, in June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin. In July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Eisai Pharmaceuticals, Inc., or Eisai, commercially launched locaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may build a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, or we or any future collaborative partner are able to market Empatic, if approved. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the labeling for Contrave or Empatic and/or our ability to gain approval of the NDA for Contrave or Empatic and, if approved, our and our collaborative partner’s ability to effectively market and sell Contrave or Empatic. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to Contrave or Empatic.

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

We have initiated activities with the EMA to enable submission of a marketing authorization application supporting potential approval of Contrave in the European Union under a centralized procedure. We expect to submit a Contrave marketing authorization application in advance of the resubmission of the Contrave NDA. As part of this process, we have established the required pediatric investigation plan, or PIP, which has been agreed to by the EMA’s Pediatric Committee. However, we can provide no assurance that we will be able to submit a marketing authorization application on that timeframe, or at all. Failure to obtain regulatory approval for our product candidates in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

In March 2010, the President signed into law one of the most significant health reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, substantially changes the way healthcare is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, among other things, the following measures:

•	annual, non-deductible fees on any entity that manufactures or imports certain prescription branded drugs and biologics;

•

increased Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and expanded rebates owed by manufacturers to include rebates on Medicaid managed care utilization;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical research;

•

new requirements for manufacturers to discount drug prices to eligible patients in the coverage gap by 50% at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D;

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information will be made publicly available in a searchable format. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers are required to begin collecting required information on August 1, 2013, with the first reports due March 31, 2014. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

Our intellectual property protection for Empatic derives from U.S. patent number 7,109,198, which was issued in September 2006 and which we refer to as the Gadde patent, and from U.S. patent number 7,425,571, which was issued in September 2008. We have in-licensed these patents on an exclusive basis from Duke together with several related patent applications. The Gadde patent provides composition coverage for the Empatic zonisamide/bupropion combination and also covers methods for using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. Provided maintenance fees are paid, the Gadde patent is also expected to expire in 2023. U.S. patent number 7,425,571 covers methods of using zonisamide (including combinations with bupropion) to cause weight loss. Provided maintenance fees are paid, this patent is expected to expire in 2023. U.S. patent number 7,754,748, which issued in July 2010, protects the use of zonisamide SR for reducing weight in overweight and obese subjects, and is expected to expire in 2023, provided maintenance fees are paid. In addition, Duke has filed international counterparts to the Gadde patent that have issued in several countries and are currently pending in others; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. We have also filed patent applications in the United States, under the PCT and in certain foreign countries with the goal of protecting the formulations and use of zonisamide SR, an ingredient in Empatic. The PCT filing has matured into patent applications in Europe and Japan. The European application has issued, and provides protection for zonisamide SR in the various EPO countries in which the patent has been registered. Thus we now have patent applications pending in the United States, Japan and certain other foreign countries. However, we cannot provide assurance that the claims in these patent applications will issue in their currently pending form or at all. Use of our proprietary tri-layer Empatic tablet for weight loss is protected in the United States by U.S. patent number 8,318,788, which is expected to expire in November 2027.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark and have pending applications in Brazil and Russia. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An intent-to-use application for the CONTRAVE mark has been allowed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan and have pending applications in Brazil, Canada, and Russia. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent-to-use trademark application for the mark EMPATIC is pending for use in connection with pharmaceutical preparations, including those for use in the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in the European Union and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, Contrave and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2013, we had an accumulated deficit of approximately $474.4 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $5.55 to a high sale price of $7.34. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for Contrave, including the timing of resubmission of the NDA, or failure to receive regulatory approval for any of our product candidates;

•	announcements regarding our clinical trials, including the Light Study and the Ignite Study;

•

announcements regarding Vivus’, Arena’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 37.7% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008
4.4(4)	Form of Warrant to Purchase Common Stock
10.1	Amendment No. 4 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Mark Booth
10.2	Form of Amendment No. 1 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and each of Joseph P. Hagan, Preston Klassen, M.D. and Heather D. Turner
10.3	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Michael A. Narachi
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 6, 2013	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2013	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008
4.4(4)	Form of Warrant to Purchase Common Stock
10.1	Amendment No. 4 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Mark Booth
10.2	Form of Amendment No. 1 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and each of Joseph P. Hagan, Preston Klassen, M.D. and Heather D. Turner
10.3	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Michael A. Narachi
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.