Form 10-Q
period 2013-09-30
Orexigen Therapeutics, Inc.
filed 2013-11-12
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 6, 2013, the registrant had 101,373,915 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,730	$78,332
Investment securities, available-for-sale	34,085	59,071
Prepaid expenses and other current assets	1,790	1,491

Total current assets	84,605	138,894
Property and equipment, net	120	83
Other assets	812	—
Restricted cash	177	177

Total assets	$85,714	$139,154

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,227	$8,156
Accrued clinical trial expenses	8,235	13,529
Deferred revenue, current portion	3,429	3,429

Total current liabilities	20,891	25,114
Deferred revenue, less current portion	36,000	38,571
Other long-term liabilities	89	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2013 and December 31, 2012; 99,199,618 and 84,413,670 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	99	84
Additional paid-in capital	521,614	512,174
Accumulated other comprehensive income (loss)	11	15
Accumulated deficit	(492,990)	(436,804)

Total stockholders’ equity	28,734	75,469

Total liabilities and stockholders’ equity	$85,714	$139,154

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Collaborative agreement	$857	$857	$2,571	$2,571
License revenue	—	—	—	—

Total revenues	857	857	2,571	2,571
Operating expenses:
Research and development	13,027	25,806	41,276	45,428
General and administrative	6,411	5,651	17,537	14,905

Total operating expenses	19,438	31,457	58,813	60,333

Loss from operations	(18,581)	(30,600)	(56,242)	(57,762)
Other income (expense):
Interest income	9	36	57	125
Interest expense	—	—	(1)	(2)

Total other income (expense)	9	36	56	123

Net loss	$(18,572)	$(30,564)	$(56,186)	$(57,639)

Net loss per share	$(0.19)	$(0.44)	$(0.59)	$(0.85)

Shares used in computing net loss per share	98,737	70,152	94,717	67,982

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(18,572)	$(30,564)	$(56,186)	$(57,639)
Other comprehensive loss
Unrealized gains (losses) on investment securities	12	25	(4)	17

Other comprehensive gain (loss)	12	25	(4)	17

Comprehensive loss	$(18,560)	$(30,539)	$(56,190)	$(57,622)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(56,186)	$(57,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	555	426
Depreciation	84	236
Loss on disposal of equipment	—	37
Stock-based compensation	8,476	5,559
Deferred revenue	(2,571)	(2,571)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(299)	(381)
Other assets	(812)	—
Accounts payable and accrued expenses	(4,189)	13,498
Deferred rent	55	(148)

Net cash used in operating activities	(54,887)	(40,983)
Investing activities
Purchases of securities available-for-sale	(27,431)	(60,136)
Maturities of securities available-for-sale	51,858	53,344
Purchases of property and equipment	(121)	—
Restricted cash	—	365

Net cash provided by (used in) investing activities	24,306	(6,427)
Financing activities
Proceeds from issuance of common stock	979	1,718

Net cash provided by financing activities	979	1,718

Net decrease in cash and cash equivalents	(29,602)	(45,692)
Cash and cash equivalents at beginning of period	78,332	101,749

Cash and cash equivalents at end of period	$48,730	$56,057

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of September 30, 2013, had an accumulated deficit of $493.0 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of Accounting Standards Update (“ASU”) No. 2009-13. Subsequent to 2010, the Company did not enter into any new collaborations. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to its partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have a material impact on the amount of revenue recognized in a given period.

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory/development and sales-based events. Effective January 1, 2011, the Company adopted on a prospective basis the guidance under ASU No. 2010-17, “Revenue Recognition-Milestone Method.” Under the Milestone Method of accounting, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) the consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) the consideration relates solely to past performance, and 3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

Royalties to be received based on sales of the Company’s licensed products by partners will be recognized as earned.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This newly issued accounting standard requires an entity to present either on the face of the statement where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 became effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and the adoption did not have a material impact on the Company’s financial statements.

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

For purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(18,572)	$(30,564)	$(56,186)	$(57,639)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	98,737	70,152	94,717	67,982

Basic and diluted net loss per share	$(0.19)	$(0.44)	$(0.59)	$(0.85)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Common stock warrants outstanding	23,529	40,442	23,529	40,442
Common stock options outstanding	16,933	13,704	16,933	13,704

	40,462	54,146	40,462	54,146

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally government agencies and debt instruments of financial institutions, corporations with investment grade credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$34,074	$12	$(1)	$34,085

Total investment securities		$34,074	$12	$(1)	$34,085

December 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$49,923	$14	$—	$49,937
U.S. government agency securities	1 to 2	9,133	1	—	9,134

Total investment securities		$59,056	$15	$—	$59,071

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2013 and 2012.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and nine months ended September 30, 2013.

Assets that have recurring measurements are shown below (in thousands):

	Balance as of September 30, 2013	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Cash/money market funds	$48,730	$48,730	$—	$—
U.S. government agency securities	34,085	—	34,085	—

Total financial instruments owned	$82,815	$48,730	$34,085	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2013	December 31, 2012
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	447	447
Leasehold improvements	4 to 5	556	435

		2,082	1,961
Less accumulated depreciation and amortization		(1,962)	(1,878)

		$120	$83

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$5,000	$3,811
Accrued compensation related expenses	3,325	3,960
Accrued research and development expenses	158	—
Accrued legal and professional expenses	621	113
Other accrued liabilities	123	272

	$9,227	$8,156

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2013 and 2012 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative	$2,225	$1,419	$6,023	$4,257
Research and development	921	472	2,453	1,302

	$3,146	$1,891	$8,476	$5,559

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	6.2	6.3	6.0	6.0
Expected volatility	92.7%	87.5%	92.7%	87.5%
Risk-free interest rate	1.9%	0.9%	1.2%	1.1%
Expected dividend yield	—	—	—	—

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

9. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. The Company and Takeda entered into an amendment to the collaboration agreement, pursuant to which, among other things, effective in September 2013, Takeda assumed from the Company the responsibility to package Contrave for commercial sale under the terms of the collaboration agreement. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and nine months ended September 30, 2013 and 2012, the Company recognized revenues under this agreement of $857,000, $857,000, $2.6 million and $2.6 million, respectively. At September 30, 2013, deferred revenue under this agreement totaled $39.4 million.

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

These statements include but are not limited to statements regarding: the Special Protocol Assessment, or SPA, and the protocol for the Contrave ® cardiovascular outcomes trial, or Light Study; the potential for, and timing of, the accrual and adjudication of major adverse cardiovascular events, or MACE; the expected retention rate for patients in the Light Study; the probability of success of the Light Study; the potential for, and timing of, resubmission and approval of a New Drug Application, or NDA, for Contrave based on interim results of the Light Study; the possibility of resubmitting the Contrave NDA with the independent Data Monitoring Committee report on the interim analysis and without the clinical study report for the interim analysis; the potential for, and timing of, approval of our marketing authorization application for Contrave by the European Medicines Agency; the safety and effectiveness of Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; the potential for the FDA to approve an NDA for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study; and projected future expenses, revenues and capital requirements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial evaluating the occurrence of MACE in patients participating in the study. Importantly, if the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. An interim analysis is planned once the CVOT’s independent Data Monitoring Committee, or DMC, has determined that sufficient information has been gathered for the analysis that would include at least 87 adjudicated MACE. In February 2012 we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. An SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. An SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins.

In October 2012, we announced that we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We had requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the Light Study shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the Light Study is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. In January 2013, the FDA’s Division of Metabolism and Endocrinology Products, or DMEP, proposed a resubmission procedure that would allow the DMC’s summary report of the CVOT interim analysis to form the basis of a resubmission of the Contrave NDA. The complete clinical study report, or CSR, for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission.

We initiated the CVOT, which we refer to as the Light Study, in June 2012, and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The timing of the interim analysis and the Contrave NDA resubmission is dependent on the timing of MACE observed in the Light Study. The observed MACE rate may differ materially from modeled MACE rate. In its most recent meeting at the end of August 2013, the DMC confirmed that sufficient MACE are expected to occur to enable the interim analysis to be conducted by early December 2013. On the basis of that confirmation, we are preparing to be ready to resubmit the Contrave NDA to the FDA by year-end.

In October 2013, we submitted a marketing authorization application for Contrave to the European Medicines Agency, or the EMA, utilizing the EMA’s centralized procedure, seeking approval of Contrave in the European Union for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of September 30, 2013, we had an accumulated deficit of $493.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to conduct additional equity or debt financings.

Revenues

We generated approximately $2.6 million in revenue for the nine months ending September 30, 2013, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2013 and 2012. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Costs of external service providers:
Obesity	$9,762	$23,674	$31,882	$39,770
Other	82	57	248	154

Subtotal	9,844	23,731	32,130	39,924
Internal costs	2,262	1,603	6,693	4,202
Stock-based compensation	921	472	2,453	1,302

Total research and development expenses	$13,027	$25,806	$41,276	$45,428

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the Light Study for Contrave or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. With respect to Empatic, prior to initiating Phase III studies, we plan to seek a collaboration partner to help fund Phase III clinical development of and, if approved, commercialization of this product candidate. However, we cannot forecast with any degree of certainty whether such a collaboration arrangement will be secured, if at all, and to what degree such arrangement would affect our development plans and capital requirements. As such, until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on timing of the Light Study and any other additional clinical trials for Contrave, if any, our financial resources, our ability to secure a collaboration partner for, as well as decisions made with respect to the development of, Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect Contrave to be commercially available in any major market until 2014, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

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

There were no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012

Revenues. Revenues for each of the three months ended September 30, 2013 and 2012 were $857,000 and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses were $13.0 million for the three months ended September 30, 2013 as compared to $25.8 million for the comparable period during 2012. This decrease of approximately $12.8 million was due primarily to a decrease in expenses in connection with the Light Study, related proprietary product formulation work and consulting activities of approximately $14.2 million. The decrease was partially offset by an increase in salaries and personnel related costs of $575,000, an increase in stock-based compensation expense of $449,000 and an increase in expenses related to regulatory filings of $263,000.

General and Administrative Expenses. General and administrative expenses increased to $6.4 million for the three months ended September 30, 2013 from $5.7 million for the comparable period during 2012. This increase of approximately $700,000 was due primarily to an increase in stock-based compensation expense of $806,000 and an increase in professional fees of $263,000. The increase was partially offset by a decrease in market research costs of $162,000 and a decrease in salaries and personnel related costs of $150,000.

Interest and Other Income. Interest income decreased to $9,000 for the three months ended September 30, 2013 from $36,000 for the comparable period during 2012. This decrease of $27,000 was due to a decrease in average cash and investment balances.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

Revenues. Revenues for each of the nine months ended September 30, 2013 and 2012 were $2.6 million and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses decreased to $41.3 million for the nine months ended September 30, 2013 from $45.4 million for the comparable period during 2012. This decrease of approximately $4.1 million was due primarily to a decrease in expenses in connection with the Light Study, related proprietary product formulation work and consulting activities of approximately $8.6 million. The decrease was partially offset by an increase in salaries and personnel related costs of $2.2 million, an increase in stock-based compensation expense of $1.2 million and an increase in expenses related to regulatory filings of $724,000.

General and Administrative Expenses. General and administrative expenses increased to $17.5 million for the nine months ended September 30, 2013 from $14.9 million for the comparable period during 2012. This increase of approximately $2.6 million was due primarily to an increase in stock-based compensation expense of $1.8 million, an increase in professional fees of $747,000 and an increase in salaries and personnel related costs of $481,000. The increase was partially offset by a decrease in facility related expenses of $287,000.

Interest and Other Income. Interest income decreased to $57,000 for the nine months ended September 30, 2013 from $125,000 for the comparable period during 2012. This decrease of $68,000 was due to a decrease in average cash and investment balances.

Interest Expense. Interest expense decreased to $1,000 for the nine months ended September 30, 2013 from $2,000 for the comparable period during 2012.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2013, we received net proceeds of approximately $463.6 million from the sale of shares of our preferred and common stock as follows:

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

As of September 30, 2013, we had $48.7 million in cash and cash equivalents and an additional $34.1 million in investment securities, available-for-sale. As of September 30, 2013, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $54.9 million and $41.0 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $24.3 million for the nine months ended September 30, 2013 and net cash used in investing activities was $6.4 million for the nine months ended September 30, 2012. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $979,000 and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively. The net cash provided by financing activities in 2013 and 2012 was a result of proceeds from the issuance of common stock due to exercises of stock options.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2013, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. The CVOT will evaluate the occurrence of MACE in patients participating in the study. Importantly, if the interim analysis excludes a doubling of risk of MACE in patients receiving Contrave compared to placebo, we plan to resubmit the Contrave NDA to the FDA for approval. The exclusion of a doubling of risk of MACE was established as the threshold for approvability of Contrave during discussions with the FDA prior to the start of the CVOT. An interim analysis is planned once the CVOT’s independent Data Monitoring Committee, or DMC, has determined that sufficient information has been gathered for the analysis that would include at least 87 adjudicated MACE.

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

In October 2012, we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We had requested that Contrave be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the CVOT shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the CVOT is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the Contrave NDA. In January 2013, the FDA’s Division of Metabolism and Endocrinology Products, or DMEP, proposed a resubmission procedure that would allow the DMC’s summary report of the CVOT interim analysis to form the basis of the resubmission of the Contrave NDA. The complete clinical study report for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission.

We initiated the CVOT, which we refer to as the Light Study, in June 2012, and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The timing of the interim analysis and the Contrave NDA resubmission is dependent on the timing of MACE observed in the Light Study. The observed MACE rate may differ materially from the modeled MACE rate due to a number of factors, including, but not limited to, short observation times, non-linear rates of occurrence of MACE, patients lost to follow-up and low predictive power of the modeling. In its most recent meeting at the end of August 2013, the DMC confirmed that sufficient MACE are expected to occur to enable the interim analysis to be conducted by early December 2013. On the basis of that confirmation, we are preparing to be ready to resubmit the Contrave NDA to the FDA by year-end.

Conducting the Light Study in accordance with the SPA and performing any additional development activities that the FDA may require in connection with the Contrave NDA will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. We can provide no assurance that the results of the Light Study would support approval of the NDA. In addition, we cannot provide assurance that we will be able to conduct the activities, including the Light Study, necessary to re-submit our NDA for Contrave or that the FDA will approve such resubmission as a result of the factors identified. If we do address the issues identified in the CRL, we will need to resubmit the NDA to the FDA, which would typically result in an additional six-month review cycle by the FDA.

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

Our SPA with the FDA relating to the Contrave CVOT does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including NDA approval.*

The protocol for the Light Study was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, the FDA retains the right to require additional testing and we cannot be certain that the design of, or data collected from, the Light Study will be adequate to demonstrate the safety of Contrave, or otherwise be sufficient to support FDA or any foreign regulatory approval. Although the SPA agreement calls for review of interim data, there is no assurance that any such review will result in approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. The March 2012 EMDAC meeting, as well as the FDA’s interpretation of the input received at the meeting, heightens these risks. While the FDA stated that the March 2012 EMDAC meeting will not impact the advice provided in the OND’s letter and the agency will honor the advice provided, we cannot be certain that the FDA will not seek to alter the agreement reached in the SPA. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the Light Study. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the Light Study, or whether Contrave will receive any regulatory approvals as a result of the SPA agreement or the Light Study. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for Contrave.

Our clinical trials, including the Light Study, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval. *

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Contrave, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a cardiovascular outcomes trial to assess Contrave compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that Contrave could be approved prior to completion of the cardiovascular outcomes trial based on the resubmission of interim data. We and the FDA estimate that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the Contrave NDA for approval. In February 2012, we reached agreement with the FDA on the SPA for the CVOT. We initiated the CVOT, which we refer to as the Light Study, in June 2012. In its most recent meeting at the end of August 2013, the DMC confirmed that sufficient MACE are expected to occur to enable the interim analysis to be conducted by early December 2013. On the basis of that confirmation, we are preparing to be ready to resubmit the Contrave NDA to the FDA by year-end. However, we can provide no assurance that the Light Study will demonstrate acceptable levels of cardiovascular risk or that the results of the Light Study will support approval of the Contrave NDA.

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

If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes that we and our current and any future collaborative partner require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and such collaborative partner may face delays in the development and commercialization of our product candidates.*

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ active pharmaceutical ingredients, or API, from our API suppliers, the tablets combining those components and the bottles used to package these tablets for use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes required on a timely basis, we may face delays in the development of our product candidates. In addition, pursuant to an amendment to our collaboration agreement with Takeda, effective in September 2013 Takeda assumed from us the responsibility to package Contrave for commercial sale. We will continue to supply bulk tablets of Contrave to Takeda in accordance with the terms of the collaboration agreement.

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and production capacity, equipment failures as well as compliance with strictly enforced federal, state and foreign regulations, which include product requirements established by the FDA or other regulatory agencies and stability requirements in other foreign countries that our current product candidate formulations may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, or if we or our collaborative partner do not accurately forecast our demand, our ability or our collaborative partner’s ability to provide product candidates to patients in our and our current and any future collaborative partner’s clinical trials, including the Light Study, or to commercially launch a product candidate would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, including the Light Study, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

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

Each of the constituent drugs included in the Contrave and Empatic combinations has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown that each of these constituent drugs has the potential to cause birth defects and that there have been no adequate and well-controlled studies of the constituent drugs in pregnant women, but that the FDA has determined that the benefits from the use of such drugs in pregnant women may be acceptable despite the potential risks. In addition, although Contrave is not known to be teratogenic, it appears from a recent FDA action, in which the FDA stated that weight loss offers no potential benefit to a pregnant woman and may result in fetal harm, that the FDA is likely to classify all weight loss pharmaceutical products as Category X. Both of the obesity therapeutics approved by the FDA in 2012 and orlistat have Category X pregnancy precautions.

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

In December 2009, we entered into a supply agreement with Chemi, S.p.A, pursuant to which Chemi will manufacture commercial supplies of bupropion for use in our drug products. The initial term of the supply agreement commenced retroactively in November 2009 and shall continue in effect until the date that is four years from the date we first receive marketing approval from the FDA or other governmental agency, or similar regulatory agency or commission in any foreign state or territory for our drug product containing bupropion. This initial term shall be automatically renewed for additional two-year terms unless we provide specified written notice of our intent to terminate to Chemi prior to the expiration of the initial term or any extension term, as applicable. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, (c) the supply agreement is assigned for the benefit of creditors, (d) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling bupropion or our drug product containing bupropion, (e) our drug product containing bupropion fails during clinical trials and we withdraw our NDA, (f) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of our drug product containing bupropion, or (g) a legal proceeding shall be instituted against Chemi, which is reasonably likely to materially adversely affect Chemi’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

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

We are dependent on our collaboration with Takeda to commercialize Contrave in the United States, Canada and Mexico, and, if our NDA for Contrave is approved by the FDA, to further develop Contrave. This collaboration may place the commercialization and, if applicable, the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business. *

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. Under the collaboration agreement as amended, Takeda is also responsible for the packaging of Contrave for commercial sale. We cannot be certain that our collaboration with Takeda will continue, particularly in light of the substantial additional development requirements in order to resubmit an NDA for Contrave. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of Contrave, and even if we elected to pursue further development and commercialization of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

•

Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to commercial packaging or the post-approval development or commercialization of Contrave;

•	we and Takeda could disagree as to pre-approval or post-approval development plans and Takeda may delay clinical trials, including the Light Study, or stop a clinical trial, including the Light Study;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement, that may result in (a) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the development, commercial packaging or commercialization of Contrave, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

•

Takeda may not comply with applicable regulatory guidelines with respect to the development, commercial packaging or commercialization of Contrave, which could adversely impact the development of or sales of Contrave and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

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

We expect intense competition in the obesity marketplace for Contrave and Empatic, if approved, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

If approved and commercialized, both Contrave and Empatic will compete with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In addition, in June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin. In July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Eisai Pharmaceuticals, Inc., or Eisai, commercially launched locaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may build a significant competitive advantage prior to the time we and our collaborative partner are able to market Contrave, or we or any future collaborative partner are able to market Empatic, if approved. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the labeling for Contrave or Empatic and/or our ability to gain approval of the NDA for Contrave or Empatic and, if approved, our and our collaborative partner’s ability to effectively market and sell Contrave or Empatic. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to Contrave or Empatic.

Currently, there are a number of drug products in development for obesity which could become competitors against our product candidates. These include products being developed by AstraZeneca, Athersys, Inc., Bristol-Myers Squibb, Norgine BV, Novo Nordisk A/S, Roche, our partner, Takeda, and Zafgen, Inc.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development, including an endoscopic approach for treating obesity. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Medtronic, Inc. and Obalon Therapeutics, Inc. are all active in this space and may have substantially greater resources than we have.

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

Even if our product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.*

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. For example, although Vivus obtained FDA approval for its combination product, phentermine/topiramate, in October 2012, the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against the approval of the marketing authorization application for such product due to concerns about its long-term effects on the heart and blood vessels, particularly due to the effects of the phentermine component, its long-term psychiatric effects (depression and anxiety were reported in the studies) and cognitive effects (such as problems with memory and attention) related to the topiramate component, as well as known risks with topiramate being potentially harmful to the unborn baby if taken by pregnant women. The CHMP also noted that there was a high probability that, if approved, Vivus’ product would not be used strictly for the intended patients. Vivus requested a re-examination of the CHMP’s opinion. After considering the grounds for this request, the CHMP re-examined the initial opinion, and confirmed the refusal of the marketing authorization in February 2013. Further, according to Vivus, the CHMP indicated that a pre-approval CVOT would be necessary to establish the long-term safety of its product. Additionally, although Arena obtained FDA approval for its product, lorcaserin, in May 2013, Arena announced that it has notified the EMA that it is withdrawing its marketing authorization application for lorcaserin in the European Union due to the CHMP’s view that certain major objections remain outstanding that preclude a recommendation for approval of such marketing authorization application and Arena’s belief that it cannot resolve the major objections related to the results of non-clinical studies prior to the time the CHMP would issue its final opinion. We may face similar negative recommendations with respect to any regulatory filings we submit for our product candidates in the European Union and other geographies.

In October 2013, we submitted a community marketing authorization, or community MA, application for Contrave to the EMA, utilizing the EMA’s centralized procedure, seeking approval of Contrave in the European Economic Area, or EEA, (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein) for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification. As part of this process, we have established the required pediatric investigation plan, or PIP, which has been agreed to by the EMA’s Pediatric Committee. The centralized procedure allows for the simultaneous approval of a product in all the Member States of the EEA. A Community MA application is reviewed by the CHMP. After submission and validation of the Community MA application, the CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 days period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. At day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the CHMP, a final Community MA is granted by the European Commission on day 277 of the procedure, not counting clock stops as noted above. However, we can provide no assurance that the Community MA will be approved on this timeframe, or at all. Failure to obtain regulatory approval for our product candidates in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

The obesity therapy market, in particular, continues to be marked by limited coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low-income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Part D prescription drug program for eligible seniors and disabled individuals. Medicare is a federal governmental third-party payor whose policies often are emulated or adopted by other payors. Although the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, has removed longstanding policy language that obesity itself cannot be considered an illness, the agency interprets the Part D exclusion of weight loss drugs as applying to novel obesity therapies. However, CMS has since issued a national policy covering bariatric surgery for co-morbid conditions associated with obesity, and in the fourth quarter of 2011 announced that the Medicare program was adding new benefit coverage for prevention with the objective of treating obesity. The benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. Although third-party payor attitudes regarding obesity-related products and services appear to be changing, as exemplified by Medicare changes, we may continue to face a poor coverage and reimbursement environment.

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

We cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our and our current and any future collaborative partner’s ability to set a price we believe is fair for our product candidates, if approved;

•	our or any of our current or any future collaborative partner’s ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

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

Manufacturers were required to begin collecting requisite information on August 1, 2013, with the first reports due March 31, 2014. Failure to submit requisite information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

As of September 30, 2013, we had an accumulated deficit of approximately $493.0 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur, with respect to Contrave, until June 2014 at the earliest assuming our current plans with respect to NDA resubmission, we anticipate incurring significant costs associated with commercializing and continued development for any approved product. We may not achieve profitability soon after generating product sales, if ever. If we or our collaborative partner are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

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

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months, including any required funds needed to conduct the Light Study through the interim analysis and the Ignite Study. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund the Light Study through the interim analysis in the event it takes longer to reach the interim analysis or costs more than anticipated;

•	fund the Ignite Study in the event it takes longer to conduct or costs more than anticipated;

•	fund our operations and continue to conduct clinical trials to support potential regulatory approval of Empatic;

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $5.60 to a high sale price of $7.84. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 4, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 36.3% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

In May 2013, we received a shareholder demand alleging that certain option grants to our President and Chief Executive Officer, Michael A. Narachi, our Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and our Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of the Company’s common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of our fiscal years. We refer to this limit as the 162(m) Award Limit. Our board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to our board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of our board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of our board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of our board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which we refer to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our Contrave NDA or clinical trial results, including the Light Study or related to the matters alleged in the shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject us to significant liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008
4.4(4)	Form of Warrant to Purchase Common Stock
10.1	Amended and Restated Independent Director Compensation Policy
10.2(5)	Amendment to the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on September 23, 2013.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 12, 2013	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006
4.3(3)	Registration Rights Waiver and Amendment dated January 6, 2008
4.4(4)	Form of Warrant to Purchase Common Stock
10.1	Amended and Restated Independent Director Compensation Policy
10.2(5)	Amendment to the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on September 23, 2013.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.