Form 10-K
period 2013-12-31
Orexigen Therapeutics, Inc.
filed 2014-03-13
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2013, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $354.9 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2014, the Registrant had 111,538,679 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2013.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

These statements include but are not limited to statements regarding: the Special Protocol Assessment, or SPA, and the protocol for the NB32 cardiovascular outcomes trial, or Light Study; the probability of success of the Light Study; the potential for, and timing of approval of a New Drug Application, or NDA, for NB32; the benefit risk profile for NB32; the potential for past NB32 clinical trials to predict the outcome of future NB32 clinical trials; our plans to seek a commercialization partner in territories outside of North America; the potential to demonstrate the real world weight loss potential of NB32 with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; and the potential for the United States Food and Drug Administration, or FDA, to approve an NDA for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocol; the potential for the FDA to not approve NB32 even after meeting the prespecified threshold and resubmitting the NDA; the possibility that the public announcement of the results of the interim analysis would later be deemed to jeopardize the integrity of the Light Study potentially resulting in the requirement to conduct additional, costly studies; additional analysis of the interim results or new data from the continuing Light Study, including safety-related data, may produce negative or inconclusive results, or may be inconsistent with the conclusion that the interim analysis was successful; the potential that the interim analysis may not be predictive of future results in the Light Study; the potential for early termination of our North American collaboration agreement with Takeda Pharmaceutical Company Limited; the results from the interim analysis may not be sufficient to satisfy or respond to the Day 120 Consolidated List of Questions from the European Medicines Agency, or EMA, or any other data requirements of the EMA in connection with the review of our community marketing authorization application for NB32; even if the NDA is approved by the FDA, the final results of the Light Study may not support continued approval of NB32; the therapeutic and commercial value of NB32; our ability to maintain sufficient capital to fund its operations through potential approval of NB32 in 2014; the development plan for Empatic; our ability to enter into a collaborative partnership for Empatic on acceptable terms, if at all; the scope of our intellectual property protection for NB32 and Empatic; estimates of the capacity of manufacturing and other facilities to support our product candidates; and the other risks and uncertainties discussed under the heading “Item 1A—Risk Factors,” and elsewhere in this in this Annual Report on Form 10-K.

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

Item 1. Business

Overview

Orexigen® Therapeutics, Inc. (“Orexigen”, “we”, “our” and “us”) is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our product candidates are NB32 (formerly referred to as Contrave®), which has completed Phase III clinical trials and which is currently being studied in a cardiovascular outcomes trial, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized in the United States and in a majority of the member countries of the European Union. NB32 is a combination of two well-established drugs, bupropion and naltrexone, each in a sustained release, or SR, formulation. Bupropion is a widely prescribed antidepressant and smoking cessation medication; naltrexone is a treatment for alcohol and opioid addiction. Empatic is a combination of bupropion and zonisamide, each in an SR formulation. Zonisamide, in an immediate release formulation, was approved in the United States for the adjunctive treatment of partial seizures, a form of epilepsy. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval in the United States or the European Union for either product candidate.

Both NB32 and Empatic regulate appetite and energy expenditure through central nervous system, or CNS, activity. Results from our clinical trials to date for both NB32 and Empatic have supported our understanding regarding CNS regulation of appetite and energy expenditure. All four of our completed Phase III clinical trials evaluating NB32 met their co-primary endpoints as well as key secondary endpoints, showing a significant reduction in body weight, improvements in cardiovascular and metabolic risk factors and reductions in selected food craving measures. In these four 56-week, randomized, double-blinded, placebo-controlled trials, which together formed our Contrave Obesity Research, or COR, program, NB32 was generally well tolerated by patients, with an overall safety profile that was consistent with its individual components. We believe the results from the COR program of more than 4,500 patients exceed the FDA’s categorical efficacy benchmark for clinically significant weight loss. Results from our Phase II and Phase IIb clinical trials evaluating Empatic have also demonstrated what we believe to be robust efficacy and acceptable safety and tolerability. Our latest Phase IIb clinical trial for Empatic was a 24-week, double-blind, randomized, placebo-controlled trial that evaluated 729 patients. This Phase IIb trial met its primary efficacy endpoint by demonstrating statistically significant greater weight loss for both Empatic doses administered in the trial compared to the monotherapies and placebo.

We submitted a New Drug Application, or NDA, for NB32 to the U.S. Food and Drug Administration, or FDA, in March 2010. In December 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee, or the EMDAC, voted 13 to 7 that the available clinical data adequately demonstrate that the potential benefits of NB32 outweigh the potential risks when used long-term in a population of overweight and obese individuals and supported approval. The EMDAC also voted 11 to 8 (with one EMDAC member abstaining from the vote) that a dedicated study to examine the drug’s effect on risk for major adverse cardiac events, or MACE, should be conducted as a post-approval requirement versus pre-approval. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for NB32. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that preclude the approval of the NDA in its current form. The CRL for NB32 indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of NB32 when used long-term in a population of overweight and obese patients. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of MACE in overweight and obese patients treated with NB32 does not adversely affect the drug’s benefit-risk profile.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double- blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for NB32 that would address the CRL. We initiated the CVOT, which we refer to as the Light Study, in June 2012 and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The FDA previously agreed that if the interim analysis of the Light Study meets the specified criteria to exclude cardiovascular risk, NB32 could be approved. The pre-specified criteria for the interim analysis is to exclude a hazard ratio of 2.0, using the upper bound of the 95% confidence interval, for excess risk MACE in patients receiving NB32 as compared to placebo. In November 2013, we announced successful results of the interim analysis of the Light Study. In addition to meeting the pre-specified criteria for excluding cardiovascular risk, no new safety signals were observed.

In December 2013, we resubmitted the NDA for NB32 to the FDA, seeking approval for NB32 and in January 2014, the FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 10, 2014 for its review of the resubmission. Pursuant to an agreement with the FDA, the independent Data Monitoring Committee’s summary report of the interim analysis from the Light Study formed the basis of the resubmission of the NDA, and the clinical study report for the interim analysis was supplied to the FDA in February 2014.

In our series of discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with NB32 will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27 kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or a Risk Evaluation and Mitigation Strategy, or REMS. Prior to initiating Phase III studies of Empatic, we plan to seek a collaboration partner to help fund Phase III clinical development and, if approved, commercialization of Empatic.

We maintain an aggressive intellectual property strategy, which includes patent and trademark filings in multiple jurisdictions including the United States and other commercially significant markets. We hold patents in the United States and Europe that cover the composition of NB32 (bupropion and naltrexone, both in an SR formulation), as well as the use of NB32 for the treatment of obesity. These U.S. patents expire in 2025 and 2024, respectively. We also hold an exclusive license to an issued U.S. patent covering the Empatic composition and methods of use in obesity. This patent expires in 2023. In addition, we own or have exclusive rights to numerous patent applications currently pending in the United States and in jurisdictions outside of the United States with respect to various compositions, methods of use and formulations relating to NB32 and/or Empatic.

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote NB32 to these physicians, in September 2010, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize NB32 in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote NB32 in the United States. We currently retain marketing rights for NB32 outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico and/or for Empatic with the sales force and marketing resources to adequately address the large primary care physician audience. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts outside the United States, Canada and Mexico for NB32, or with respect to Empatic depending on the terms of any collaboration agreement we may enter into for Empatic.

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

Obesity and its co-morbidities are believed to cause significant added cost to the health care system. According to a January 2012 article in the Journal of Health Economics, annual U.S. obesity-related medical costs amount to an estimated $209.7 billion, which means that approximately 20.6% of U.S. national health expenditures are spent treating obesity-related illness. A 2009 study examining the future impact of obesity on direct health care expenses projected these expenditures to increase to approximately $344 billion per year by 2018. Obesity has been linked to a more than one-quarter increase in health spending since the mid-1980s. We expect that more effective treatment of obesity may also be a cornerstone in managing its co-morbidities.

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

Limitations of Current Obesity Therapies

Treatments for obesity consist of behavioral modification, pharmaceutical therapies and surgical interventions including device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity according to the National Institutes of Health. However, the rigors of behavioral modification often cause significant attrition over time and thus often results in regaining weight. When pharmaceutical therapies or surgical interventions are recommended, it is generally after behavioral modification alone has failed. In 2013, the American Association of Clinical Endocrinologists published treatment guidelines for obese or overweight patients with type 2 diabetes or pre-diabetes that include anti-obesity pharmacotherapy in conjunction with lifestyle modification for certain patients.

Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40. Gastric banding procedures are also approved for patients with a BMI greater than 30 who are experiencing one or more obesity related co-morbidities. Surgery can be associated with significant side effects, potential complications including mortality, and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA.

Orlistat, phentermine, phentermine/topiramate, and lorcaserin are pharmaceutical products that have been approved for the treatment of obesity in the United States. Orlistat is marketed in the United States by Genentech, Inc. under the brand name Xenical®, and is generally prescribed for short-term use. An extensive meta-analysis of various clinical trials published in the Annals of Internal Medicine in April 2005 reported that orlistat produces average weight loss of approximately 2.89 kg. Orlistat is associated with gastrointestinal side effects, the nature of which can be socially constraining, as evidenced in the FDA approved product information. These include flatulence, fecal incontinence and urgency. Orlistat was also launched in 2007 by GlaxoSmithKline in over-the-counter form at half the prescribed dose under the brand name allí®. Phentermine is also generally prescribed for short-term use. Phentermine is a Schedule IV controlled substance and, according to the FDA approved product information, has an amphetamine-like profile, an increased risk for abuse potential and may be associated with adverse cardiovascular or CNS effects. Vivus, Inc. commercially launched its combination phentermine/topiramate product in the United States under the name Qsymia™ in September 2012. In June 2013, Arena Pharmaceuticals, Inc., or Arena, and its partner Eisai Inc., commercially launched its product in the United States under the name Belviq™. Both of these drugs have an increased risk for abuse potential and are therefore designated as Schedule IV controlled substances. The FDA also required a REMS for Qsymia to inform prescribers and women of reproductive potential about the increased risk of congenital malformation in infants exposed to Qsymia in early pregnancy. The Qsymia REMS program also requires that the drug is available only through certified pharmacies.

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

The Orexigen Solution for Obesity

We believe, and our research suggests that the CNS plays an important role in the regulation of appetite and energy expenditure. The brain, specifically the hypothalamus, plays a critical role in governing many fundamental processes throughout the body. The hypothalamus receives chemical and hormonal stimuli from various sources, including glucose, insulin, leptin and the peptides secreted by the gut as it processes food. These inputs govern a person’s appetite, satiety and energy expenditure.

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

Existing weight loss products that do not work by acting on the CNS cause some weight loss for most patients. We believe their modest effect stems from their failure to address these natural compensatory mechanisms in the body. As a result, most of these products have been vulnerable to a weight loss plateau typically seen after several months of therapy. In addition, they generally do not address the behavioral elements that contribute to unhealthy eating behaviors and, ultimately, obesity. We believe our product candidates sustain weight loss by preventing the body’s natural tendency to counteract efforts to lose weight. In addition, with NB32 in particular, we are attempting to target the underlying behavioral mechanisms of craving and reward that drive excess consumption.

Our Product Candidates

NB32

NB32 is a fixed dose combination of bupropion SR and naltrexone SR. We chose these constituents based on our understanding of the circuitries in the brain that regulate appetite and energy balance. In particular, naltrexone was chosen as a complement to bupropion in order to block compensating mechanisms that attempt to prevent long-term, sustained weight loss. We hold patents in the United States that cover the composition of NB32 (bupropion SR and naltrexone SR), as well as the use of NB32 for the treatment of obesity. We have also filed additional U.S. patents covering various aspects of NB32. In addition, we own or have exclusive rights to numerous patent applications currently pending in various jurisdictions outside of the United States with respect to compositions, methods of use and formulations relating to NB32.

Naltrexone was approved in the United States in 1984 for the treatment of opioid addiction and in 1994 for the treatment of alcoholism. It is marketed under the brand names Depade®, ReVia®, and in an injectable extended release formulation, Vivitrol®, which was approved in 2006 for the treatment of alcohol dependence and expanded in 2010 to include prevention of relapse to opioid dependence. Naltrexone immediate release formulation became available in generic form in the United States in 1998. Naltrexone works by blocking opioid receptors in the brain and inhibits the reinforcing aspects of addictive substances, reducing their perceived reward. Naltrexone was evaluated in the 1980s for weight loss and was shown to have negligible effects in clinical trials. Nausea is a well-known side effect associated with naltrexone immediate release that affects its tolerability. In our NB32 Phase II clinical trials, we used the generic immediate release formulation of naltrexone. In our Phase III clinical trials, naltrexone was delivered in our proprietary SR formulation in order to improve its tolerability.

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

Scientific Rationale

The two drug constituents of NB32 were chosen in order to leverage the brain’s normal circuitry and biochemistry to reduce appetite, expend more calories, diminish food craving and food-based reward, and block compensating mechanisms that attempt to prevent long-term, sustained weight loss. Bupropion has been shown in studies to activate the proopiomelanocortin, or POMC, neurons within an area in the hypothalamus known as the arcuate nucleus. Increased firing of POMC neurons appears to lead to a reduction of appetite and an increase in energy expenditure. This is a major pathway by which naturally occurring peptides regulate body weight. Bupropion-induced stimulation of POMC activates this weight loss pathway.

Stimulation of POMC also produces beta-endorphin, an opioid occurring naturally in the body. Our early research identified a receptor on the POMC neuron that recognizes beta-endorphin. We discovered that by binding to this receptor, beta-endorphin serves as a brake on the POMC system. Left unchecked, this braking system acts to reduce POMC firing rates, thus moderating potential weight loss and likely explaining the characteristic plateau in weight loss. Based on this discovery, we chose naltrexone as the second component in NB32. Naltrexone is a potent opioid receptor antagonist which competes with beta-endorphin, thus limiting its access at the receptor on the POMC neuron. When bupropion and naltrexone are co-administered, they both induce an increase in POMC firing that is maintained for an extended duration. This is expected to translate into a greater weight loss that should be sustained over an extended time period.

As a second benefit, both bupropion and naltrexone are known to act on the reward pathways in the brain that have been implicated in addiction to a number of substances, including food. These reward pathways are primarily regulated by dopamine and endogenous opioids, which are the targets of bupropion and naltrexone, respectively. Given that both drugs are approved for addiction-related disorders, we expect that together they may attenuate food craving and reward. As a result, we expect that NB32 may have an additional therapeutic benefit in patients who report food craving or obsession, which drives them to eat even when not hungry.

The COR Program

We conducted controlled Phase II and Phase IIb clinical trials for NB32 in 657 patients. Based on the results of these trials, we concluded that NB32 showed sufficient efficacy as compared to each individual monotherapy and placebo and an acceptable safety and tolerability profile to warrant continued development in pivotal Phase III clinical trials.

Our Phase III program for NB32 was comprised of four distinct clinical trials that evaluated more than 4,500 patients. Based on our Phase II and Phase IIb trial results and feedback from the FDA, these four Phase III clinical trials in the COR program were designed to assess three doses of naltrexone SR (16mg, 32mg and 48mg) in combination with a 360mg dose of bupropion SR. All trials in the COR program were 56-week, randomized, double-blind, placebo-controlled trials.

The four Phase III clinical trials in the COR program are described as follows:

•

COR-I (formerly NB-301): A trial designed to assess the safety, tolerability and efficacy of NB32 (32mg naltrexone SR plus 360mg bupropion SR) and NB16 (16mg naltrexone SR plus 360mg bupropion SR) versus placebo in 1,742 overweight/obese patients. This trial incorporated a typical diet and exercise regimen and was conducted across 34 U.S. centers.

•

COR-II (formerly NB-303): A trial designed to assess the safety, tolerability and efficacy of NB32 versus placebo in 1,496 overweight/obese patients. This trial incorporated a typical diet and exercise regimen and was conducted across 36 U.S. centers. After week 28, patients not achieving 5% weight loss were re-randomized in a blinded fashion to assess whether increasing the dose to NB48 (48mg naltrexone SR plus 360mg bupropion SR) would result in additional weight loss.

•

COR-Diabetes (formerly NB-304): A trial designed to assess the safety, tolerability and efficacy of NB32 versus placebo in 505 overweight/obese patients with Type 2 diabetes. This trial incorporated a typical diet and exercise regimen and was conducted across 53 U.S. centers.

•

COR-BMOD (formerly NB-302): A trial designed to assess the safety, tolerability and efficacy of NB32 versus placebo in 793 overweight/obese patients in combination with an intensive behavior modification protocol, including dietary counseling, behavioral therapy and exercise. This trial was conducted across nine U.S. centers. This trial included the most intensive behavior modification regimen of the COR program, which resulted, as expected, in a high degree of weight loss among placebo patients.

The co-primary endpoints for all four clinical trials in the COR program were the proportion of patients achieving at least 5% weight loss and percent change in body weight compared to placebo. The co-primary endpoints for COR-I, COR-Diabetes and COR-BMOD were all measured at 56 weeks. The co-primary endpoints for COR-II were measured at 28 weeks. These endpoints were analyzed using a modified intent-to-treat, or ITT, last observation carried forward on treatment, or LOCF, of all randomized patients who had at least one post-baseline observation while on study drug. NB32 was administered twice a day with a four week titration period in COR-I, COR-Diabetes and COR-BMOD. NB32 was administered twice a day with a five week titration period in COR-II. All four clinical trials met their co-primary endpoints.

The 56-week results for all four clinical trials in the COR program are as follows:

	COR-I
	ITT			Completers†
	56 weeks			56 weeks
	NB32 (n=471)		Placebo (n=511)	NB32 (n=296)		Placebo (n=290)
Mean Weight Loss (%)	6.1	%*	1.3%	8.1	%*	1.8%
Mean Weight Loss (lbs)	13.3	*	3.0	17.5	*	4.1
Greater than or equal to 5% weight loss (%)	48.0	%*	16.4%	61.8	%*	23.1%
Greater than or equal to 10% weight loss (%)	24.6	%*	7.4%	34.5	%*	10.7%

*	Difference from placebo, p<0.001
†	Those patients completing 56 weeks of treatment.

ITT, LOCF patients administered NB16 (n=471) experienced mean weight loss from baseline of 5.0% at 56 weeks; 39.5% of patients lost greater than or equal to 5% of their body weight at 56 weeks and 20.2% of patients lost greater than or equal to 10% of their body weight at 56 weeks.

	COR-II
	ITT†			Completers**
	56 weeks‡			56 weeks‡
	NB32 (n=702)		Placebo (n=456)	NB32 (n=434)		Placebo (n=267)
Mean Weight Loss (%)	6.4	%*	1.2%	8.2	%*	1.4%
Mean Weight Loss (lbs)	13.8	*	2.9	17.5	*	3.4
Greater than or equal to 5% weight loss (%)	50.5	%*	17.1%	64.9	%*	21.7%
Greater than or equal to 10% weight loss (%)	28.3	%*	5.7%	39.4	%*	7.9%

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
‡

Pre-specified exploratory analysis; NB32 patients not achieving 5% weight loss double weighted because NB48 patients were excluded from efficacy analysis. There was no statistical difference between patients re-randomized to NB32 or NB48.

*	Difference from placebo, p<0.001

	COR-BMOD
	ITT			Completers†
	56 weeks			56 weeks
	NB32 (n=482)		Placebo (n=193)	NB32 (n=301)		Placebo (n=106)
Mean Weight Loss (%)	9.3	%*	5.1%	11.5	%*	7.3%
Mean Weight Loss (lbs)	20.3	*	11.0	25.0	*	16.0
Greater than or equal to 5% weight loss (%)	66.4	%*	42.5%	80.4	%*	60.4%
Greater than or equal to 10% weight loss (%)	41.5	%*	20.2%	55.2	%*	30.2%

*	Difference from placebo, p<0.001
†	Those patients completing 56 weeks of treatment.

	COR-DIABETES
	ITT			Completers†
	56 weeks			56 weeks
	NB32 (n=265)		Placebo (n=159)	NB32 (n=175)		Placebo (n=100)
Mean Weight Loss (%)	5.0	%*	1.8%	5.9	%*	2.2%
Mean Weight Loss (lbs)	11.6	*	4.2	13.5	*	5.1
Greater than or equal to 5% weight loss (%)	44.5	%*	18.9%	53.1	%*	24.0%
Greater than or equal to 10% weight loss (%)	18.5	%*	5.7%	26.3	%*	8.0%

*	Difference from placebo, p<0.001
†	Those patients completing 56 weeks of treatment.

Secondary endpoints included multiple measures of cardiometabolic risk, food cravings and eating control. Measures of hemoglobin A1c, or HbA1c, and other measures of glycemic control were also key secondary endpoints in the COR-Diabetes trial. Secondary endpoints that demonstrated clinically and statistically significant improvements over placebo across the entire COR program included cardiometabolic risk factors such as waist circumference, HDL cholesterol and triglycerides. Patients enrolled in the COR program also experienced reductions in the frequency and strength of food cravings and an increased ability to control their eating compared to placebo. In the COR-Diabetes trial, patients administered NB32 showed a reduction in HbA1c of 0.6% from baseline, compared to a 0.1% reduction in placebo.

The overall discontinuation rates across the COR program ranged from 42% to 51% for the NB32 treated groups compared to 41% to 50% for the placebo groups. The discontinuation rates due to adverse events across the COR program ranged from 19% to 29% for the NB32 treated groups compared to 10% to 15% for the placebo groups. The most frequent adverse events leading to discontinuation for patients taking NB32 were nausea, headache, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. The most frequently observed treatment-emergent adverse events were nausea, constipation and headache. Across the entire COR program, seven serious adverse events were attributed by investigators as possibly related to NB32 treatment. These included cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). In addition, there was one death of a patient on NB32 that was not attributed by investigators as related to NB32 treatment, but rather was attributed to a cardiovascular serious adverse event. At week 56, mean blood pressure was generally unchanged from baseline for NB32 patients, compared to placebo patients who tended to experience a slight decrease (approximately 2 mm Hg) from baseline. NB32 treatment did not appear to disrupt the normal circadian pattern of blood pressure. There was a slight increase in pulse (approximately 1 beat per minute) in NB32 patients, compared to placebo patients whose pulse was generally unchanged. There were no meaningful treatment effects on ECGs or laboratory measures including liver function tests. Treatment with NB32 was not associated with increases in symptoms of depression or suicidal ideation.

We believe that our clinical trial experience with NB32 has demonstrated and replicated the validity of our naltrexone hypothesis, specifically, that the addition of naltrexone to bupropion permits greater weight loss than bupropion alone and sustains weight loss beyond 24 weeks. Moreover, in our Phase II clinical trials, NB32 has demonstrated significantly greater weight loss than naltrexone alone as well as placebo. The rate of response (greater than 5% and 10% reduction in body weight from baseline) has also favored NB32 and provides additional support for our belief that NB32 will provide a clinically relevant alternative for clinicians and obese patients. We believe the results from the COR program exceed the FDA categorical efficacy benchmark for clinically significant weight loss.

Open-Label Study for Smoking Cessation. We conducted an exploratory, open-label 24-week clinical trial of NB32 for smoking cessation in overweight or obese patients. This trial was conducted in 30 patients across three U.S. centers. The primary endpoint for this trial was the rate of smoking cessation as defined by patient-reported continuous abstinence during weeks 4-12. Secondary endpoints, which were measured at Week 12 and 24, included: rate of smoking cessation as defined by patient-reported continuous abstinence during weeks 4-24; percent change from baseline in total body weight; and a number of other key measures. Additionally, measures of safety and tolerability were evaluated. The endpoints were analyzed using ITT, LOCF.

In this trial, NB32 significantly reduced cigarette use among obese patients trying to quit smoking and was not associated with clinically meaningful weight gain. The smoking cessation rates as measured by patient-reported continuous abstinence were 48.1% and 40.7% at Week 12 and 24, respectively. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, insomnia and constipation. These tended to be transient and mild or moderate in severity. No serious adverse events occurred. Five patients withdrew from this trial due to adverse events.

Open-Label Study for Obese Depressed Patients. We conducted an exploratory, open-label 24-week clinical trial assessing the safety and efficacy of NB32 in overweight or obese patients with major depression. This trial was a single-center trial conducted in 25 patients. The primary endpoint for this trial was the change from baseline in the Montgomery-Asberg Depression Rating Scale, or MADRS, total score at Week 12. Secondary endpoints included change from baseline in the MADRS total score at Week 24, as well a number of other key measures. Additionally, measures of safety and tolerability were evaluated. The endpoints were analyzed using ITT, LOCF.

In this trial, NB32 showed a clinically significant reduction in depressive symptoms in the study population, as evidenced by mean decreases from baseline in MADRS total scores of more than 50% at Weeks 12 and 24. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, constipation, headache and insomnia. These adverse events tended to be moderate in severity. No serious adverse events occurred during the trial that were attributed to treatment with NB32. Ten patients withdrew from the trial due to adverse events.

The Light Study. We submitted the NB32 NDA to the FDA in March 2010. In January 2011, we received a CRL from the FDA regarding our NDA for NB32. The CRL for NB32 indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of NB32 when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of MACE in overweight and obese patients treated with NB32 does not adversely affect the drug’s benefit-risk profile. In September 2011, we received written correspondence detailing the OND’s design requirements for a CVOT for NB32 that would address the CRL. Importantly, the FDA stated that if the interim analysis meets the specified criteria to exclude an unacceptable increased cardiovascular risk, the drug could be approved prior to completion of the CVOT. In February 2012, we reached agreement with the FDA on the Special Protocol Assessment, or SPA, for the CVOT, which we refer to as the Light Study.

We initiated the Light Study in June 2012 and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The demographics (age, gender, smoking status, prevalence of cardiovascular disease, diabetes and other co-morbidities) of the patients randomized into the Light Study to date are in line with the targeted population. In this population, the upper bound of the 95% confidence interval should exclude a hazard ratio of 2.0 and 1.4 at the interim and final analyses, respectively. The pre-specified criteria established by the FDA for the interim analysis is to exclude a hazard ratio of 2.0, using the upper bound of the 95% confidence interval, for excess risk of MACE in patients receiving NB32 as compared to placebo.

In November 2013, we announced successful results of the interim analysis of the Light Study. In addition to meeting the pre-specified criteria for excluding cardiovascular risk, no new safety signals were observed. In December 2013, we resubmitted the NDA for NB32 to the FDA, seeking approval for NB32 and in January 2014, the FDA assigned a PDUFA goal date of June 10, 2014 for its review of the resubmitted NDA. Pursuant to an agreement with the FDA, the independent Data Monitoring Committee’s summary report of the interim analysis from the Light Study formed the basis of the resubmission of the NDA, and the clinical study report for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, was supplied to the FDA in February 2014.

The Light Study is a randomized, double-blind, placebo-controlled cardiovascular outcomes trial that is being conducted at approximately 265 sites in the United States. The primary objective of the Light Study is to assess NB32 (32 mg naltrexone sustained-release (SR)/360 mg bupropion SR (NB32)) compared to placebo on the occurrence of MACE (cardiovascular death, nonfatal myocardial infarction or nonfatal stroke) in overweight and obese patients. Of note, weight loss is not a primary or secondary objective of the Light Study as it is primarily a safety trial and the efficacy benchmark has already been established as acceptable from our Phase III COR program. After a double-blind lead-in period was conducted to exclude patients who exhibit characteristics predictive of lack of compliance or who do not tolerate treatment with NB32 well, approximately 8,900 eligible patients were randomized with either NB32 or placebo in a 1:1 ratio. The duration of the randomized treatment period (or patient follow-up period for those who discontinue study drug early) is estimated to be between 2-4 years for most patients. The estimated average duration of blinded study drug exposure is approximately 4-6 months at the time of the interim analysis depending on when the interim analysis occurs and 1.4 years at the time of the final analysis.

All patients, regardless of randomized treatment assignment, will participate in a weight management program tailored for the Light Study. We believe this is a significant value proposition to enhance retention in the Light Study. At week 16 there was an evaluation of weight loss relative to baseline observations. At that time, patients were discontinued from study drug if they had not lost at least 2% of their body weight or if they sustained (e.g., at 2 or more visits) increases in blood pressure (systolic or diastolic) of 10 mm Hg or greater, so only appropriate responders moved forward on the study drug after week 16. The Light Study is a large but streamlined trial without frequent site visits or intensive data collection, such as on-trial blood draws. Every two months between visits beyond week 26, patients will be asked to answer specific questions pertaining to compliance and hospitalizations (potential MACE or serious adverse events), using an internet- or telephone-based data collection system. We plan to continue the Light Study, blinded, until the trial is completed, even if the NB32 NDA is approved by the FDA in June 2014.

The Ignite Study. In February 2013, we commenced the Ignite Study, a randomized, open-label clinical trial of 242 patients. The Ignite Study is designed to provide additional information regarding the real world weight loss potential of NB32 in combination with a commercially available comprehensive lifestyle intervention program, compared to patients who receive diet and exercise advice from the study site staff but who do not receive NB32. Consistent with current labeling for recently approved anti-obesity medications, patients in the Ignite Study must achieve a certain amount of weight loss (5% at week 16) and must not have a meaningful increase in blood pressure to remain on medication. The primary endpoint for this trial is change in body weight after 26 weeks. Secondary endpoints include the percentage of patients achieving 5% and 10% weight loss, waist circumference, lipids, and measures of glucose homeostasis, as well as a number of other key measures. The primary analysis population is the 26-week per-protocol population.

European Marketing Authorization Application. In October 2013, we submitted a community marketing authorization, or Community MA, application for NB32 to the European Medicines Agency, or EMA, utilizing the EMA’s centralized procedure, seeking approval of NB32 in the European Economic Area, or EEA (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification. As part of this process, we have established the required pediatric investigation plan, or PIP, which has been agreed to by the EMA’s Pediatric Committee. The centralized procedure, for which NB32 is eligible, allows for the simultaneous approval of a product in all the Member States of the EEA. A Community MA application is reviewed by the EMA’s Committee for Medicinal Products for Human Use, or CHMP. After submission and validation of the Community MA application, the CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 day period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. At day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the CHMP, a final Community MA is granted by the European Commission on day 277 of the procedure, not counting clock stops as noted above.

In line with the above described EMA centralized marketing authorization process, in February 2014 we received from the EMA’s CHMP the Day 120 Consolidated List of Questions regarding our NB32 Community MA. The CHMP’s questions are consistent with the issues raised by the FDA during the course of NB32 development and the initial review of the NDA, such as manufacturing and quality, non-clinical studies, dosing regimen, and, most significantly, cardiovascular safety.

Empatic

Empatic is a fixed dose combination of bupropion SR and zonisamide SR. The combination of bupropion and zonisamide, in our screening model, suggested a synergistic increase in POMC neuronal firing, indicating that this drug combination would enhance satiety and energy expenditure. We have also validated this synergy in rodent models of obesity. Based on the strength of these results we selected this product combination to complement our NB32 clinical development program. We hold an exclusive license to an issued U.S. patent covering the Empatic composition and methods of use in obesity, and we have filed additional patents covering various compositions, methods of use and formulations.

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

Scientific Rationale

Like NB32, Empatic employs bupropion to stimulate POMC. The second component in Empatic, zonisamide, has been shown in our research to increase the firing rate of POMC neurons by up to eightfold in the presence of bupropion. We also believe that zonisamide may have one or more additional effects. Within the hypothalamus, a set of neurons acts in a reciprocal way to POMC. These are referred to as the Neuropeptide Y/Agouti-related peptide, or NPY/AgRP, neurons. Stimulation of NPY/AgRP neurons results in the release of AgRP, which binds to the melanocortin-4, or MC-4, receptor, resulting in an increase in appetite and energy conservation. The pharmacology of zonisamide has been hypothesized to also inhibit the firing of NPY/AgRP neurons. Strategies that minimize AgRP competition for the MC-4 receptor thus may have the potential to lead to substantive weight loss.

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

In our series of discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with NB32 will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from our Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a BMI >27 kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or REMS. Prior to initiating Phase III studies of Empatic, we plan to seek a collaboration partner to help fund clinical development of and, if approved, commercialization of Empatic.

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

Sales and Marketing

We are developing our product candidates for large markets traditionally served by primary care physicians. In order to effectively promote NB32 to these physicians, in September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize NB32 in the United States, Canada and Mexico. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote NB32 in the United States. We currently retain marketing rights for NB32 outside the United States, Canada and Mexico and worldwide marketing rights for Empatic. We may consider entering into additional collaborations with other pharmaceutical companies for territories outside the United States, Canada and Mexico with the sales force and marketing resources to adequately address the large primary care physician audience. Prior to initiating Phase III studies of Empatic, we plan to seek a collaboration partner to help fund clinical development of and, if approved, commercialization of Empatic. We may also consider utilizing the resources of a contract sales organization or other third-party vendor to optimize our sales and marketing efforts outside the United States, Canada and Mexico for NB32, or with respect to Empatic depending on the terms of any collaboration agreement we may enter into for Empatic.

Intellectual Property

We rely on a combination of in-licensed patent rights, our own patent rights, trademarks, trade secrets and know-how to protect NB32 and Empatic. We own or have exclusive rights to several patent application families currently pending in the United States with respect to various compositions, methods of use and formulations relating to NB32 and/or Empatic. We also have a number of patent applications currently pending in various foreign countries that correspond to some of the pending U.S. applications. We also seek to protect our trade secrets and our know-how relating to our products and our business. These intellectual property rights are in addition to any regulatory exclusivity that we may be able to obtain.

NB32 is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. Each of these stems from a provisional patent application that we own but that is the subject of agreements with the Oregon Heath & Science University, or OHSU, and Duke requiring us to pay them specified royalties on sales of products covered by the patent applications. These agreements are described in further detail below. The Weber/Cowley patents cover the current composition of NB32 and methods of administering it to treat obesity. We have also filed a number of international counterparts to these patent applications in foreign countries. The European Patent Office, or EPO, has granted the European version of the Weber/Cowley patent, which published as EP1617832 B1. This EP patent has issued in numerous countries throughout the European Union and provides coverage for NB32 until at least 2024. Use of our proprietary tri-layer NB32 tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Additional patent applications related to NB32 remain pending in the U.S. and throughout the world.

We have also filed patent applications in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT, which is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including countries in Europe and Japan, with respect to our PCT filings directed to various treatment and formulation aspects of NB32. Thus, we now have patent applications pending in those countries (along with our previous filings in the United States and certain non-PCT countries) that seek to provide further protection for NB32. However, we cannot provide assurance that the claims in these patent applications will issue in their current form or at all.

We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An application for the CONTRAVE mark has been allowed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been filed in the U.S., and is pending in Canada. The Contrave logo is also registered in Europe and Japan.

Empatic is currently protected in the United States by U.S. Patent Number 7,109,198, which is based on the work of Dr. Kishore Gadde, and which we refer to as the Gadde patent and have licensed on an exclusive basis from Duke pursuant to a patent license described in further detail below. The Gadde patent, which is expected to expire in 2023, provides basic composition of matter coverage for the Empatic zonisamide/bupropion combination and also covers methods of using Empatic to treat obesity and to reduce the risk of hypertension, diabetes or dyslipidemia. A continuation patent application, related to the Gadde patent and also exclusively licensed to us, issued as U.S. Patent Number 7,425,571. This patent covers methods of using zonisamide (including in combination with bupropion) to cause weight loss, and provides additional coverage for methods of using Empatic to treat obesity until 2023. We have also exclusively licensed from Duke an international patent application that was filed as counterpart applications to the Gadde patent in several foreign countries. These applications have issued in several countries and are currently pending in others; however, there is no assurance that the claims in these applications will issue in their currently pending form or at all. Our filings directed to formulations and use of SR zonisamide, an ingredient in Empatic, include U.S. patent number 7,754,748, which issued in July 2010, and pending patent application in certain non-PCT countries, Europe and Japan. These filings seek to provide additional protection for Empatic, but we cannot provide assurance that the claims in these patent applications will issue in their current form or at all. We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for the mark EMPATIC for use in connection with pharmaceutical preparations for the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in Europe and Japan for the mark EMPATIC, and an application remains pending in Canada.

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

Collaboration and Licensing Agreements

Collaboration Agreement with Takeda Pharmaceutical Company Limited

In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize NB32 in the United States, Canada and Mexico. Under the terms of the collaboration agreement, we received an upfront cash payment of $50 million from Takeda, and we are eligible to receive additional payments of over $1 billion upon achieving certain anniversary, regulatory and sales-based milestones, including $100 million that can be achieved between regulatory approval and the first commercial sale of NB32 in the United States, Canada and Mexico and $45 million in anniversary milestones. We are also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico.

The collaboration agreement provides that Takeda will be responsible for commercialization costs and activities. Takeda has agreed to use commercially reasonable efforts in commercializing NB32 in the United States, Canada and Mexico in addition to specified commercial diligence commitments in the first three years in the United States after product launch, if at all. Subject to certain terms and conditions, the collaboration agreement also allows us to co-promote NB32 in the United States and, subject to certain limitations, Takeda shall be responsible for certain commercialization costs associated with our co-promote sales force.

We will bear all costs and be responsible for development activities conducted prior to approval of the NDA for NB32 by the FDA. Both parties will conduct development activities after NDA approval; however, we have the right to perform a certain percentage of such activities. Once we have paid for $60 million of post-approval development activities, Takeda will generally be responsible for 75% of the post-approval development costs and we will be responsible for 25% of such costs, except for certain clinical safety trial costs for which we will be responsible for 50% of such costs.

As a part of the collaboration agreement, Takeda has committed to purchase its requirements of NB32 from us. Pursuant to an amendment to the collaboration agreement entered into in October 2013, Takeda assumed from us the responsibility to package NB32 for commercial sale. At any time during the term of the collaboration agreement, Takeda may elect, subject to certain terms and conditions, to transfer and assume the right and responsibility to manufacture NB32 in the United States, Canada and Mexico.

Both parties have agreed not to commercialize any other pharmaceutical product for the treatment of obesity or weight management through a specified date, other than NB32 and any product owned or controlled by either party as of the date of the collaboration agreement.

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

Oregon Health & Science University License Agreement

In June 2003, we entered into a license agreement with OHSU whereby we acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that we filed, which formed the basis for the Weber/Cowley patents. These patents, as discussed above, cover the current composition of NB32, including our SR formulation of naltrexone and methods for using that composition to effect weight loss. OHSU and the inventors have assigned all rights in the underlying invention to us. This license agreement was amended in November 2003, December 2006 and December 2007.

As consideration for this license agreement, we paid an upfront fee of $65,000 and issued 76,315 shares of our common stock to OHSU. We are also obligated to pay a royalty to OHSU on net sales for NB32 and any other products covered by the assigned patent rights.

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

In addition to assigning us any rights it had in our provisional patent application directed to the NB32 combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2013, we have paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

Duke University License Agreement

In March 2004, we entered into a patent license agreement with Duke whereby we acquired an exclusive worldwide license to the Gadde patent. The Gadde patent is a U.S. patent covering the composition of Empatic and methods for using Empatic to treat obesity and reduce the risk of hypertension, diabetes or dyslipidemia. Under the agreement, we also acquired a license to an issued patent covering methods of using zonisamide (including in combination with bupropion) to cause weight loss and an international patent application, and any patents or patent applications that ultimately issue therefrom. The license agreement was amended in December 2004, July 2006 and June 2011.

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

In June 2011, we entered into an amendment to our license agreement. The amendment provides, among other things, for the extension of certain diligence milestones we are required to meet with respect to the development of Empatic. As of December 31, 2013, we have paid to Duke a total of approximately $650,000 to extend such diligence milestones.

Manufacturing

To date, our products used in clinical trials have been produced by outside contractors under our supervision.

We use Patheon Pharmaceuticals and Patheon Inc., or collectively Patheon, to manufacture NB32 and placebo tablets for the Light Study. Patheon currently provides our clinical quantities on a proposal-by-proposal basis under a master agreement for pharmaceutical development services that we originally entered into in February 2007, and amended and restated in March 2010. Either party may terminate the agreement upon notice if the other party commits a material breach of its obligations and fails to remedy the breach within a specified time period. In addition, we may terminate the agreement immediately for any business reason. To date, we have contracted for a sufficient amount of NB32 and placebo tablets to cover the supply needs for the Light Study.

In March 2010, we entered into a manufacturing services agreement with Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our NB32 tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase a certain percentage of our requirements for our NB32 tablet products intended for commercial sale, provided certain terms and conditions are met.

The initial term of the manufacturing agreement commenced on March 12, 2010 and continues in effect until December 31st of the year that is five years from the date NB32 first receives approval for marketing from the FDA or any other foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (1) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (3) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling our NB32 tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of our NB32 tablet products pursuant to the manufacturing agreement due to the product’s discontinuation in the market. Patheon may terminate the agreement upon specified prior written notice to us if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon acting reasonably, is (1) not a credit worthy substitute for us; or (2) a competitor of Patheon. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

Patheon has produced and will produce our bulk NB32 tablet products using naltrexone and bupropion active pharmaceutical ingredient, or API, supplied from various sources, including but not limited to Cilag AG, and Mallinckrodt LLC.

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

We entered into a supply agreement with Mallinckrodt, effective January 2013, pursuant to which Mallinckrodt will manufacture commercial supplies of naltrexone for use in our drug products. Pursuant to the terms of the supply agreement, we will pay a certain fixed price for such naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone, which are intended for commercial sale, provided that certain terms and conditions are met.

The initial term of the supply agreement commenced in January 2013 and will continue in effect through December 2014. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. Either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that, (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of our drug product containing naltrexone, (b) our drug product containing naltrexone fails during clinical trials and we withdraw our NDA, or (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

Other than our supply agreements with Cilag and Mallinckrodt, we have no material, long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all.

In the future, if we are able to achieve approval in the United States or other countries to market and sell our products, we intend to continue to rely on outside contractors for the production of necessary supplies. We do not currently intend to establish our own manufacturing capabilities.

Competition

Treatments for obesity consist of behavioral modification (diet and exercise), pharmaceutical therapies, surgery and device implantation. Modifications to diet and exercise are the preferred initial treatment in obesity. However, the demands of behavioral modification alone tend to cause significant attrition over time, often resulting in regaining weight. When pharmaceutical therapies are recommended it is generally after behavioral modification alone has failed. In 2013, the American Association of Clinical Endocrinologists published treatment guidelines for obese or overweight patients with type 2 diabetes or pre-diabetes that include anti-obesity pharmacotherapy in conjunction with lifestyle modification for certain patients. Consistent with proposed labeling and as demonstrated in our clinical studies, behavioral modification in combination with NB32 is effective in achieving weight loss.

Orlistat, phentermine/topiramate and lorcaserin are pharmaceutical products that have been approved for the treatment of obesity in the United States. Several older agents, indicated for short-term administration, are amphetamine-like compounds including phentermine, phendimetrazine, benzphetamine and diethylpropion. Of these, phentermine is the most widely used, accounting for approximately 6.2 million prescriptions in the United States in 2009, or approximately $53 million in sales, according to IMS Health. Orlistat is marketed in the United States by Genentech under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that aids in the absorption of fat in the gastrointestinal tract. In 2009, orlistat accounted for approximately 151,000 prescriptions in the United States, or approximately $43 million in sales, according to IMS Health. Orlistat was launched in 2007 over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name allí. According to GlaxoSmithKline, in 2008, allí accounted for approximately $105 million in sales. In June 2012, Arena obtained FDA approval for its product, locaserin, which was commercially launched in the United States under the name Belviq in June 2013. In July 2012, Vivus obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Vivus, and Arena, if Arena or its partner Eisai Inc. commercially launches lorcaserin, may build a significant competitive advantage prior to the time we and our collaborative partner are able to market NB32, or we or any future collaborative partner are able to market Empatic, if approved. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to NB32 or Empatic.

In 2012, we conducted physician and patient market research to assess potential growth of the obesity therapeutics market as well as preference shares between NB32, phentermine/topiramate and lorcaserin. The quantitative market research conducted with 1,000 physicians suggests the market for obesity therapeutics could grow 3 to 4 fold within five years from a 2012 base of approximately 7.8 million prescriptions. The physician research also suggests that NB32, if approved, would have a preference share above the level of each of phentermine/topiramate and locaserin. This was especially true among certain important patient profiles that included some or all of the following characteristics: female; a BMI between 30 and 40; and diabetes. We conducted another market research study that surveyed more than 5,000 patients to assess interest levels between NB32, phentermine/topiramate and locaserin. The results of this research indicate significant patient interest for NB32, especially across certain important segments of the obese and overweight patient population, supporting the physician research findings.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include AstraZeneca, Athersys, Inc., Bristol-Myers Squibb, Norgine BV, Novo Nordisk A/S, our partner, Takeda, and Zafgen, Inc. Most of these other developmental efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early plateau of weight loss typically seen. In addition, several agents in a new therapeutic class called cannabanoid antagonists have recently failed or been withdrawn from the market.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidates. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or those with a BMI greater than 30 who are experiencing one or more obesity-related complications such as diabetes. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, and Medtronic, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

In addition, we may face competition from generic products. Each of bupropion, naltrexone and zonisamide is available in generic form. However, we have undertaken strategies which we believe may impede potential competition from generic products. Supplementing our existing composition patents and patent applications, we have developed formulations and dosages of NB32 and Empatic that we believe may improve patient outcomes and provide further barriers to entry, including intellectual property protection, for potential competitors. We believe there cannot be an AB-equivalence designation for the generic versions of the constituents comprising NB32 and Empatic because of differences in pharmacokinetics between the existing generically available formulations and doses and the formulations and doses we plan to use. For naltrexone and zonisamide, we have selected dosages and are using formulations that are not currently available in generic form and create a different pharmacokinetic profile from the generic forms of these drugs. For bupropion, we are utilizing dosages that are not currently generically available. We believe that our issued, composition and methods-of-use patents will prevent generic firms from manufacturing comparable formulations and from marketing the constituent compounds together. In addition, we believe that practitioners who are seeking to prescribe safe and effective therapy are not likely to prescribe off-label generics in place of NB32 or Empatic because the dosages, pharmacokinetic profile and titration regimens for NB32 and Empatic would not be available using existing generic preparations. Moreover, while general practitioners are the primary prescribers of anti-obesity therapies and are generally familiar with bupropion, they are not the primary prescribers of the other constituents of our product candidates, naltrexone and zonisamide. Accordingly, we believe that general practitioners will be unlikely to prescribe generic compounds with which they are unfamiliar. As a result, we believe that we have established a position with both NB32 and Empatic that will limit generic competition.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, which has been reauthorized four times by Congress, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($2,169,100 in the FDA’s Fiscal Year 2014) and will likely increase in future years. The FFDCA provides for waiver of the application fee for the first NDA for a small business under certain circumstances. In February 2010, we were granted a waiver of this application fee for our NB32 NDA. This one time waiver will not be available to us upon submission of NDAs, if any, for our other product candidates in the future. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees of $554,600 per manufacturing establishment and $104,060 per product. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drug products have been reviewed within ten to twelve months while most applications for priority review drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months. Based on FDA announcements about changing PDUFA goals, it is likely that the NDA, if any, for Empatic will be reviewed on a twelve-month cycle by the FDA, as opposed to the shorter eight-month cycle projected to be given to priority review drugs after 2012. The review process is often extended by the submission of additional information or clarification during the review. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to products previously approved by the FDA, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for previously approved products. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) applicant has submitted its own data. The FDA requires companies to perform additional studies or measurements to support the change from the approved product. We submitted our initial NDA for NB32 and intend to submit our initial NDA for Empatic under Section 505(b)(2), based on the extensive safety information that has been collected for the approved drug products that are incorporated in these product candidates. As with ANDAs, described above, to the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the patent holder and the NDA holder. When we submitted our NDA for NB32, we made paragraph IV certifications that NB32 does not infringe the bupropion patents listed in the Orange Book and sent the appropriate notice to the patent holder and NDA holder once we received confirmation from the FDA that our NDA was sufficiently complete to permit a substantive review. We intend to do the same if and when we submit our NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our Paragraph IV notification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent (2013), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources.

If we obtain FDA approval for either NB32 or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, assuming we conduct or sponsor a new clinical investigation that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a generic drug application or, in some cases, another 505(b)(2) application for a drug product for the protected conditions of approval (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity would not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, or PPACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, PPACA amended the federal false claims law such that a violation of the federal healthcare program anti-kickback statute can serve as a basis for liability under the federal false claims law. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Furthermore, pursuant to PPACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to begin collecting and reporting information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due June 30, 2014. The reported data will be posted in searchable form on a public website beginning September 30, 2014. Failure to submit required information may result in civil monetary penalties. Furthermore, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Companies must also be registered or licensed by the federal and state governments prior to manufacturing or distributing prescription drug products.

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

European Union Drug Review and Approval

In the EEA (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MA:

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

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

NB32 is eligible for the Centralized Procedure. In October 2013, we submitted a Community MA supporting potential approval of NB32 under the centralized procedure. As part of this process, we have established the required PIP which has been agreed to by the EMA’s Pediatric Committee. After submission and validation of a Community MA, the EMA’s CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 day period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. At day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the

CHMP, final marketing authorization is generally granted by the European Commission on day 277 of the procedure, not counting clock stops as noted above.

In February 2014, we received from the EMA’s CHMP the Day 120 Consolidated List of Questions regarding our NB32 Community MA. The CHMP’s questions are consistent with the issues raised by the FDA during the course of NB32 development and the initial review of the NDA, such as manufacturing and quality, non-clinical studies, dosing regimen, and, most significantly, cardiovascular safety.

Prior to submission of the Community MA for NB32, we also established an agreed-to pediatric investigation plan with the EMA’s Pediatric Committee. The EMA’s Pediatric Committee also agreed to grant a waiver from the obligation to carry out pediatric clinical trials in certain subsets of the pediatric population. The EMA’s Pediatric Committee’s opinion was validated by an EMA decision adopted in August 2013.

DEA Regulation

Naltrexone, one of the components of NB32, is manufactured from semi-synthetic opiates. Although naltrexone is not a narcotic or a controlled substance, manufacturing of naltrexone API is subject to regulation by the U.S. Drug Enforcement Administration, or DEA, because the starting material is regulated. Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our third-party suppliers of naltrexone must be registered by the DEA in order to engage in these activities, and are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. The manufacturers must also obtain an annual quota from the DEA to obtain sufficient material to manufacture substances derived from opiates. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of DEA registration, injunctions, or civil or criminal penalties. The failure to obtain adequate quota can also limit the manufacturing capacity of the manufacturer.

Government Programs for Marketed Drugs

Medicaid, the 340B Drug Pricing Program, and Medicare

Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for all units of its covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under either a fee-for-service arrangement or through a managed care organization. This federal requirement is effectuated through a Medicaid drug rebate agreement between the manufacturer and the Secretary of Health and Human Services. CMS administers the Medicaid drug rebate agreements, which provide, among other things, that the drug manufacturer will pay rebates to each state Medicaid agency on a quarterly basis and report certain price information on a monthly and quarterly basis. The rebates are based on prices reported to CMS by manufacturers for their covered outpatient drugs. For non-innovator products, generally generic drugs marketed under ANDAs, the rebate amount is 13% of the average manufacturer price, or AMP, for the quarter. The AMP is the weighted average of prices paid to the manufacturer (1) directly by retail community pharmacies and (2) by wholesalers for drugs distributed to retail community pharmacies. For innovator products, drugs that are marketed under NDAs or BLAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The best price is essentially the lowest price available to non-governmental entities. Innovator products may also be subject to an additional rebate that is based on the amount, if any, by which the product’s AMP has increased since launch.

The statutory definition of AMP was recently amended, and there are many ambiguities in the revised provision. In February 2012, CMS published a proposed rule further defining AMP and providing clarification on other parts of the rebate program. Until the rule is finalized, manufacturers are required to make reasonable assumptions when interpreting the statute and calculating AMP.

The terms of participation in the Medicaid drug rebate program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in additional or lesser rebate liability, depending on the direction of the correction. In addition to retroactive rebates, if a manufacturer were found to have knowingly submitted false information to the government, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

A manufacturer must also participate in a federal program known as the 340B drug pricing program in order for federal funds to be available to pay for the manufacturer’s drugs under Medicaid and Medicare Part B. Under this program, the participating manufacturer agrees to charge certain safety net healthcare providers no more than an established discounted price for its covered outpatient drugs. The formula for determining the discounted price is defined by statute and is based on the AMP and the unit rebate amount as calculated under the Medicaid drug rebate program, discussed above.

Federal law also requires that manufacturers report data on a quarterly basis to CMS regarding the pricing of drugs that are separately reimbursable under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service and are not generally self-administered. The pricing information submitted by manufacturers is the basis for reimbursement to physicians and suppliers for drugs covered under Medicare Part B. As with the Medicaid drug rebate program, federal law provides for civil monetary penalties for failing to provide required information, late submission of required information, and false information.

Medicare Part D provides prescription drug benefits for seniors and people with disabilities. Medicare Part D beneficiaries have a gap in their coverage (between the initial coverage limit and the point at which catastrophic coverage begins) where Medicare does not cover their prescription drug costs, known as the coverage gap. However, by 2020, Medicare Part D beneficiaries will pay 25% of drug costs after they reach the initial coverage limit—the same percentage they were responsible for before they reached that limit—thereby closing the coverage gap. The cost of closing the coverage gap is being borne by innovator companies and the government through subsidies. Beginning in 2011, each manufacturer of drugs approved under NDAs or BLAs was required to enter into a Medicare Part D coverage gap discount agreement and provide a 50% discount on those drugs dispensed to Medicare beneficiaries in the coverage gap, in order for its drugs to be reimbursed by Medicare Part D.

Federal Contracting/Pricing Requirements

Manufacturers are also required to make their covered drugs, which are generally drugs approved under NDAs or BLAs, available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration. The law also requires manufacturers to offer deeply discounted FSS contract pricing for purchases of their covered drugs by the Department of Veterans Affairs, the Department of Defense, or DoD, the Coast Guard, and the Public Health Service (including the Indian Health Service) in order for federal funding to be available for reimbursement or purchase of the manufacturer’s drugs under certain federal programs. FSS pricing to those four federal agencies for covered drugs must be no more than the Federal Ceiling Price, or FCP, which is at least 24% below the Non-Federal Average Manufacturer Price, or Non-FAMP, for the prior year. The Non-FAMP is the average price for covered drugs sold to wholesalers or other middlemen, net of any price reductions.

The accuracy of a manufacturer’s reported Non-FAMPs, FCPs, or FSS contract prices may be audited by the government. Among the remedies available to the government for inaccuracies is recoupment of any overcharges to the four specified federal agencies based on those inaccuracies. If a manufacturer were found to have knowingly reported false prices, in addition to other penalties available to the government, the law provides for civil monetary penalties of $100,000 per incorrect item. Finally, manufacturers are required to disclose in FSS contract proposals all commercial pricing that is equal to or less than the proposed FSS pricing, and subsequent to award of an FSS contract, manufacturers are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure to properly disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.

Tricare Retail Pharmacy Network Program

The DoD provides pharmacy benefits to current and retired military service members and their families through the Tricare healthcare program. When a Tricare beneficiary obtains a prescription drug through a retail pharmacy, the DoD reimburses the pharmacy at the retail price for the drug rather than procuring it from the manufacturer at the discounted FCP discussed above. In order for the DoD to realize discounted prices for covered drugs (generally drugs approved under NDAs or BLAs), federal law requires manufacturers to pay refunds on utilization of their covered drugs sold to Tricare beneficiaries through retail pharmacies in DoD’s Tricare network. These refunds are generally the difference between the Non-FAMP and the FCP and are due on a quarterly basis. Absent an agreement from the manufacturer to provide such refunds, DoD will designate the manufacturer’s products as Tier 3 (non-formulary) and require that beneficiaries obtain prior authorization in order for the products to be dispensed at a Tricare retail network pharmacy. However, refunds are due whether or not the manufacturer has entered into such an agreement.

Branded Pharmaceutical Fee

A branded pharmaceutical fee is imposed on manufacturers and importers of “branded prescription drugs,” generally drugs approved under NDAs or BLAs. Beginning in 2011, an aggregate annual fee to be paid by these manufacturers is set at $28 billion over 10 years, of which $2.5 billion was payable in 2011, $2.8 billion in 2012, $2.8 billion in 2013, and $3.0 billion in 2014. This annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to or utilization by certain U.S. government programs during the preceding calendar year. The fee became effective January 1, 2011, and is not deductible for U.S. federal income tax purposes. Utilization of generic drugs, generally drugs approved under ANDAs, is not included in a manufacturer’s sales used to calculate its portion of the fee.

Outside the United States

Within the European Union, approved products are paid for by a variety of payors, with governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products, if approved. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Budgetary pressures in many European Union countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing. If budget pressures continue, governments may implement additional cost-containment measures.

Employees

As of March 10, 2014, we had 50 full-time employees and one part-time employee, consisting of clinical development regulatory affairs, marketing, technical operations and administration. We consider our relations with our employees to be good.

Research and Development

Our research and development expenses totaled $56.7 million, $73.7 million and $12.8 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information contained in this report and our other periodic reports and other filings we make from time to time with the SEC, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and our other filings with the SEC and those we may make from time to time. You should consider all of the factors described when evaluating our business.

Risks Related to Our Business and Industry

Our success depends substantially on our product candidates, NB32 (naltrexone/bupropion, each in a sustained release, or SR, formulation) and Empatic™ (zonisamide/bupropion, each in a SR formulation). We cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.

We currently have only a limited number of product candidates in development, and our business currently depends entirely on their successful development and commercialization. We currently have no drug products approved for sale, and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Neither we nor our collaborative partner for NB32 (formerly referred to as Contrave®) in North America, Takeda Pharmaceutical Company Limited, or Takeda, are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for NB32. The CRL indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of NB32 when used long-term in a population of overweight and obese subjects. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events, or MACE, in overweight and obese patients treated with NB32 does not adversely affect the drug’s benefit-risk profile. Our near-term success is substantially dependent on the approval of the NB32 NDA.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for NB32 that would address the CRL. The CVOT as detailed would evaluate the occurrence of MACE in patients participating in the study. The exclusion of a doubling of risk of MACE in patients receiving NB32 compared to placebo was established as the threshold for approvability of NB32 during discussions with the FDA prior to the start of the CVOT. An interim analysis was planned once the CVOT’s independent Data Monitoring Committee, or DMC, had determined that sufficient information had been gathered for the analysis that would include at least 87 adjudicated MACE. In February 2012, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the CVOT. A SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. A SPA is generally binding upon the FDA unless a substantial scientific issue essential to determining safety or efficacy is identified after the trial begins. Although we are not aware of any such issue, there is no assurance that the FDA will ultimately consider our SPA to be binding. Moreover, any change to the CVOT protocol can invalidate the SPA. If the FDA does not consider the SPA to be binding, the agency could assert that additional trial or data are required to support a regulatory submission.

In October 2012, we received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research, or CDER. We had requested that NB32 be considered for approval on the basis of existing data together with a postmarketing requirement to supply the interim analysis of the CVOT shortly after approval. CDER denied this request, reaffirming that the cardiovascular outcomes data from the interim analysis of the CVOT is required prior to approval; however, CDER indicated that it was highly supportive of the exploration of a faster path to resubmission of the NB32 NDA. In January 2013, the FDA’s Division of Metabolism and Endocrinology Products, or DMEP, proposed a resubmission procedure that would allow the DMC’s summary report of the CVOT interim analysis to form the basis of the resubmission of the NB32 NDA. The complete clinical study report for the interim analysis, which would ordinarily form the basis for the NDA resubmission filing, would be provided to the FDA during its review of the NDA within 60 days of the NDA resubmission.

We initiated the CVOT, which we refer to as the Light Study, in June 2012 and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. In November 2013, after sufficient MACE had occurred, NB32 successfully achieved the pre-established criteria for the interim analysis in order to enable resubmission of the NB32 NDA. In December 2013, we resubmitted the NDA for NB32 to the FDA and the FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 10, 2014 for the review of the resubmission. Under the resubmission procedure set forth by the DMEP, we submitted the clinical study report for the interim analysis in February 2014. We plan to continue the Light Study, blinded, until the trial is completed, even if NB32 is approved by the FDA in June 2014.

Even with the December 2013 resubmission, the timing and potential approval of the NDA is still subject to a number of risks and uncertainties, including:

•	the potential for the FDA to delay the scheduled PDUFA goal date of June 10, 2014 due to the FDA’s internal resource constraints or other reasons; and

•

additional evaluation of the interim analysis and data from the continuing Light Study, including safety-related data, may produce negative or inconclusive results, or may be inconsistent with the initial conclusion that the interim analysis was successful.

In addition, other companies have previously publicly reported results from blinded studies conducted for their product candidates prior to trial completion and have faced trial integrity issues, and we can provide no assurance that the public announcement of the successful interim analysis and resubmission of the NDA will not introduce bias into the blinded, Light Study and later be deemed to jeopardize the integrity of the results of the Light Study. We have implemented procedures to limit the dissemination of the data underlying the interim analysis, but we cannot be sure that the data will not be disclosed publicly, whether inadvertently or otherwise. If the integrity of the trial were to be questioned, we could be required to conduct additional, costly studies, which results may not be consistent with the Light Study, or would otherwise affect the approvability of the NDA for NB32.

The conduct of the Light Study has been, and will continue to be, a lengthy, expensive, complex and uncertain process requiring the expenditure of substantial resources. Even though the interim analysis met the pre-specified threshold for resubmission of the NDA, we can provide no assurance that the results of the interim analysis will support approval of the NDA whether as a result of the factors identified in the CRL or otherwise. Moreover, the interim analysis may not be predictive of future results in the Light Study. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

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

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance, which could require us to conduct additional clinical trials for NB32 (in addition to the Light Study), or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA held an advisory committee in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. In that meeting, the Endrocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, voted 17 to 6 that obesity drugs without a theoretic risk or signal for cardiovascular harm should be required to rule out a certain degree of excess cardiovascular risk with a cardiovascular outcomes trial or any appropriately sized meta-analysis of Phase II and Phase III MACE data. Although we received written assurance from the OND that such advisory committee would not impact the CVOT advice provided in their letter, we cannot be assured of the outcome of that meeting or its effect on the SPA, draft guidance or on the development and approvability of our obesity product candidates. For example, we can provide no assurance that DMEP’s interpretation of the input received from the March 2012 EMDAC meeting will not result in changes to the issued guidance regarding the development of obesity compounds, the Light Study design, or the need to conduct additional trials prior to potential approval of the NB32 NDA. Even if the FDA approves our NDA, the final results of the Light Study may not support continued approval of NB32.

Our other product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. Similar to NB32, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of NB32, which depending on the result of the NDA for NB32 and any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic.

In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with NB32 will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27 kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or risk evaluation and mitigation strategy, or REMS.

Even if we receive approval of an NDA for NB32, the FDA may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA also may approve NB32 for fewer or more limited indications or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we and our collaborative partner believe is necessary or desirable for the successful commercialization of NB32. Any failure to obtain regulatory approval of NB32 would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue), would potentially harm the development prospects of Empatic and would have a material and adverse impact on our business.

Our SPA with the FDA relating to the NB32 CVOT does not guarantee any particular outcome from regulatory review of the trial or the product candidate, including NDA approval.

The protocol for the Light Study was reviewed by the FDA under its SPA process, which allows for FDA evaluation of a clinical trial protocol in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. However, the SPA agreement is not a guarantee of approval, the FDA retains the right to require additional testing and we cannot be certain that the design of, or data collected from, the Light Study will be adequate to demonstrate the safety of NB32, or otherwise be sufficient to support FDA or any foreign regulatory approval. Although the SPA agreement calls for review of interim data, and such interim data was submitted in connection with our NDA resubmission, there is no assurance that such review will result in approval. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement was entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. The March 2012 EMDAC meeting, as well as the FDA’s interpretation of the input received at the meeting, heightens these risks. While the FDA stated that the March 2012 EMDAC meeting will not impact the advice provided in the OND’s letter and the agency will honor the advice provided, we cannot be certain that the FDA will not seek to alter the agreement reached in the SPA. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the Light Study. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the Light Study, or whether NB32 will receive any regulatory approvals as a result of the SPA agreement or the Light Study. Therefore, significant uncertainty remains regarding the clinical development and regulatory approval process for NB32.

Our clinical trials, including the Light Study, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of NB32, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a cardiovascular outcomes trial to assess NB32 compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that NB32 could be approved prior to completion of the cardiovascular outcomes trial based on the resubmission of interim data. We and the FDA estimated that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the NB32 NDA for approval. In February 2012, we reached agreement with the FDA on the SPA for the CVOT. We initiated the CVOT, which we refer to as the Light Study, in June 2012. In November 2013, after sufficient MACE had occurred, NB32 successfully achieved the pre-established criteria for the interim analysis in order to enable resubmission of the NB32 NDA. In December 2013, we resubmitted the NDA for NB32 with the FDA and in January 2014, the FDA assigned a PDUFA goal date of June 10, 2014 for the review of the resubmission. However, even though the interim analysis met the pre-specified criteria for NDA resubmission, we can provide no assurance that the interim analysis or the Light Study will demonstrate acceptable levels of cardiovascular risk or that the interim analysis or results of the Light Study will support approval of the NB32 NDA.

Although we received written assurance from the OND that the March 2012 EMDAC meeting would not impact the advice provided in their letter, we cannot assure you that the DMEP’s interpretation of the input received from the March 2012 EMDAC meeting would not result in changes to the Light Study design, issued guidance regarding the development of obesity compounds or the need to conduct additional trials prior to potential approval of the NB32 NDA, irrespective of the SPA. In addition, additional evaluation of the interim analysis, including safety-related data, may produce negative or inconclusive results, or may be inconsistent with the conclusion that the interim analysis was successful.

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of NB32, which depending on the result of the NDA for NB32 and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with NB32 will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27 kg/m2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or REMS. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic.

In addition, we may need to complete additional preclinical testing of our product candidates to evaluate safety and toxicity and the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for NB32 and Empatic may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for either product candidate. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If our drug candidates are not shown to be safe and effective in clinical trials, our clinical development programs could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of NB32, Empatic or any other product candidates that we may develop, in-license or acquire would prevent receipt of regulatory approval and, ultimately, the commercialization of that product candidate.

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

•	the status of our collaborative relationship with Takeda with respect to any additional clinical trials required for NB32; and

•	collecting, reviewing and analyzing our clinical trial data.

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. For instance, based on the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, the FDA may issue final guidance on developing products for weight management. While we believe the designs of our pivotal clinical trials for NB32 and the design for the Light Study are consistent with the current recommendations made by the FDA in the draft guidance, we cannot guarantee that the FDA will not require different or additional clinical trials or studies to support regulatory approval in addition to the Light Study. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials, including the Light Study, may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of the NB32 NDA.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. NB32 has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave® Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to NB32 treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, vomiting and dizziness. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In the Light Study interim analysis, there were no unexpected new safety signals observed. Serious adverse events and adverse events leading to discontinuation were generally consistent with the overall safety profile established in the COR program. However, these conclusions are only preliminary and based on the interim analysis, and may change upon further review of the data in connection with the ongoing conduct of the trial. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide. Specifically, infrequent reports of idiopathic neutropenia, or transient extremely low white blood cell counts, were observed. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign, idiopathic neutropenia.

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

In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in the respective current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of NB32 and Empatic to date. In addition, while the constituent drugs that make up NB32 and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of NB32 and Empatic to date, the safety of the combined use of the constituents of NB32 and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. For example, despite our interim analysis for the Light Study, analysis of subsequent data from the Light Study may demonstrate that the risk of MACE in overweight and obese patients treated with NB32 adversely affects the drug’s benefit-risk profile and could delay or prevent the regulatory approval of NB32. In addition, in the Light Study the incidence of known side effects may occur at increased rates or new undesirable side effects may arise that could delay or prevent the regulatory approval of NB32. The approvability and eventual labeling of NB32 and Empatic will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. Any of the side effects of NB32 or Empatic, or their individual constituent drugs, could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Further, if any of our product candidates receives marketing approval and we or others, including our collaborative partner, identify undesirable side effects caused by the product (or any other similar product) after the approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning with NB32 or Empatic or a contraindication;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•	we or our collaborative partner may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

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

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. These clinical supplies include the formulations of our product candidates’ active pharmaceutical ingredients, or API, from our API suppliers, the tablets combining those components and the bottles used to package these tablets for use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product candidates in the volumes required on a timely basis, we may face delays in the development of our product candidates. In addition, pursuant to an amendment to our collaboration agreement with Takeda, effective in September 2013 Takeda assumed from us the responsibility to package NB32 for commercial sale in the United States, Canada and Mexico. We will continue to supply bulk tablets of NB32 to Takeda in accordance with the terms of the collaboration agreement.

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our NB32 tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase from Patheon a certain percentage of our requirements for NB32 tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31st of the year that is five years from the date NB32 first receives approval for marketing from the FDA or any foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling NB32 tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of NB32 tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

A key constituent of NB32 and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20’s. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for both NB32 and Empatic, if approved. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither NB32 nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both NB32 and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these product candidates, if approved.

The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not included children or adolescents in either the NB32 or Empatic clinical trials, it is possible that the FDA will require a Medication Guide for both NB32 and Empatic. These warnings and other requirements may have the effect of limiting the market acceptance by our current and any future collaborative partner’s targeted physicians and patients of NB32 and Empatic, if these product candidates are approved.

The other constituent of NB32, naltrexone, has been approved by the FDA for the treatment of alcohol and opioid dependence. The FDA has directed the manufacturers of naltrexone for these indications to include in their product labels a “boxed” warning and expanded warnings statements regarding hepatotoxicity, or liver toxicity. A similar warning statement may be required on labeling for NB32, if approved.

Each of the constituent drugs included in the NB32 and Empatic combinations has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown that each of these constituent drugs has the potential to cause birth defects and that there have been no adequate and well-controlled studies of the constituent drugs in pregnant women, but that the FDA has determined that the benefits from the use of such drugs in pregnant women may be acceptable despite the potential risks. In addition, although NB32 is not known to be teratogenic, it appears from a recent FDA action, in which the FDA stated that weight loss offers no potential benefit to a pregnant woman and may result in fetal harm, that the FDA is likely to classify all weight loss pharmaceutical products as Category X. Both of the obesity therapeutics approved by the FDA in 2012 and orlistat have Category X pregnancy precautions.

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

Notwithstanding the existing labeling for the constituents of our drugs in development, the FDA may choose to apply more stringent warning statements or stronger classifications or categorizations of risk in the labeling for NB32 or Empatic, if approved, based on the different risk-benefit profile of our product candidates in the context of unmet need in the treatment of obesity, as compared to the approved indications for the constituent drugs of NB32 and Empatic. For example, the label ultimately approved for NB32 or Empatic, if any, may include restrictions on use that may not appear in the existing labeling for the constituent drugs in NB32 or Empatic, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise.

Any of these known side effects and any associated warning statements or classification or categorization of risk may limit the commercial profile of an approved label for our product candidates and prevent us or our collaborative partner from achieving or maintaining market acceptance of our product candidates.

The CRL we received for the NB32 NDA may also materially and adversely affect our Empatic development program.

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of NB32. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the March 2012 EMDAC meeting will result in other such requirements. In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a CVOT. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a CVOT with NB32 will be sufficient. Even though the Light Study interim analysis met the pre-specified threshold for resubmission of our NDA, later evidence we gather from the Light Study may not demonstrate that NB32 is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with NB32 adversely affects the drug’s benefit-risk profile. Such a result could not only delay or terminate our development program for NB32, but Empatic as well, which could result in our inability to continue operations because we currently have no additional product candidates in development.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for NB32 or Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, we are unable to predict whether the FDA may require a CVOT for Empatic or if the FDA will request additional clinical trials be conducted after either product candidate receives regulatory approval. We may not have the resources to conduct such additional clinical trials, if required, and our ability to comply with the FDA requirements may be negatively impacted.

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

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA, or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product candidates. Demand for NB32 may require amounts of naltrexone greater than the currently available worldwide supply or our or our collaborative partner’s current forecasts for the supply to us of NB32 or its components. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to complete any additional required clinical trials, including the Light Study, and to launch and continue to commercialize NB32. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product candidates at the appropriate quantities, quality or price.

We have entered into long-term supply agreements for the supply of naltrexone API. In January 2009, we entered into a supply agreement with Cilag AG, pursuant to which Cilag will manufacture commercial supplies of naltrexone for use in our drug products. The supply agreement shall continue in effect until four years from the period beginning on the first December 31st following marketing approval by the FDA for a drug product of ours containing naltrexone. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. In addition, we may terminate the supply agreement effective immediately upon written notice in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling a finished product containing naltrexone, (b) the product containing naltrexone fails during clinical trials and we withdraw our NDA, (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of a product containing naltrexone, or (d) a legal proceeding shall be instituted against Cilag, which is reasonably likely to materially adversely affect Cilag’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the agreement upon specified written notice of a failure by the other party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

We entered into a supply agreement with Mallinckrodt LLC, effective in January 2013, pursuant to which Mallinckrodt will manufacture commercial supplies of naltrexone for use in our drug products. Pursuant to the terms of the supply agreement, we will pay a certain fixed price for such naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone, which are intended for commercial sale, provided that certain terms and conditions are met.

The initial term of the supply agreement commenced in January 2013 and will continue in effect through December 2014. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. Either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that, (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of our drug product containing naltrexone, (b) our drug product containing naltrexone fails during clinical trials and we withdraw our NDA, or (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

We have no other material, long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, even if and when our product candidates are approved, we and our current and any future collaborative partner may not be able to successfully commercialize these product candidates if we are unable to secure long-term supply commitments for all of their API components.

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

We are dependent on our collaboration with Takeda to commercialize NB32 in the United States, Canada and Mexico, and, if our NDA for NB32 is approved by the FDA, to further develop NB32. This collaboration may place the commercialization and, if applicable, the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business.

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of NB32 in the United States, Canada and Mexico. Under the collaboration agreement as amended, Takeda is also responsible for the packaging of NB32 for commercial sale. We cannot be certain that our collaboration with Takeda will continue. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the development and commercialization of NB32, and even if we elected to pursue further development and commercialization of NB32 on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

•

Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to commercial packaging or the post-approval development or commercialization of NB32;

•	we and Takeda could disagree as to pre-approval or post-approval development plans and Takeda may delay clinical trials, including the Light Study, or stop a clinical trial, including the Light Study;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement, that may result in (a) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the development, commercial packaging or commercialization of NB32, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

•

Takeda may not comply with applicable regulatory guidelines with respect to the development, commercial packaging or commercialization of NB32, which could adversely impact the development of or sales of NB32 and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•

Takeda may not provide us with timely and accurate information regarding sales activities and supply forecasts, which could adversely impact our ability to comply with our manufacturing and supply obligations under the collaboration agreement and our and Takeda’s ability to launch and commercialize NB32, if approved;

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

We expect intense competition in the obesity marketplace for NB32 and Empatic, if approved, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.

If approved and commercialized, both NB32 and Empatic will compete with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí® , which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In addition, in June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin. In July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Eisai Inc., commercially launched locaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may build a significant competitive advantage prior to the time we and our collaborative partner are able to market NB32, or we or any future collaborative partner are able to market Empatic, if approved. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the labeling for NB32 or Empatic and/or our ability to gain approval of the NDA for NB32 or Empatic and, if approved, our and our collaborative partner’s ability to effectively market and sell NB32 or Empatic. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to NB32 or Empatic.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. In addition, should both NB32 and Empatic be approved to treat obesity, these product candidates may compete with one another. While we intend to direct each product candidate to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and, if approved, any potential label for NB32 and Empatic would be expected to refer to obesity generally. There is no guarantee that we and our current and any future collaborative partner will be successful in marketing NB32 and Empatic to their respective target markets, if approved, or minimizing competition between them.

Our product candidates are combinations of generically-available pharmaceutical products, and our success is dependent on our ability and our collaborative partner’s ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.

Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of NB32 or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for NB32 and Empatic are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of NB32 or Empatic. Such off-label prescriptions could significantly diminish the market potential of our products and significantly impact our ability and our collaborative partner’s ability to generate revenues.

With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product candidates, as well as the differences in their approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of NB32 and Empatic, which could significantly diminish their market potential and significantly impact our ability and our collaborative partner’s ability to successfully commercialize our product candidates and generate revenues.

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

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration or co-promotion arrangements, we may not be able to effectively market and sell NB32 outside the United States, Canada or Mexico or Empatic, if approved, and our ability to generate revenues may be delayed or limited.

We are developing our obesity product candidates for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into a collaboration agreement with Takeda in September 2010 to develop and commercialize NB32 in the United States, Canada and Mexico. In order to expand the market opportunity outside of these countries for NB32 and to address the commercialization of Empatic, if approved, we must either establish additional sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into additional collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration or co-promotion arrangements for NB32 outside the United States, Canada and Mexico or for Empatic, and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these areas, we will require additional capital and our ability to market and sell our product candidates and generate revenues from our product candidates may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize NB32 outside the United States, Canada and Mexico and/or Empatic will be limited and as a result our competitors may be more successful in marketing and selling their products in these areas. Even if we do enter into additional collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product candidates in these areas. These third parties may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product candidates, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of NB32 outside the United States, Canada and Mexico or from sales of Empatic.

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for each of our drug combinations, because our NDA for NB32 would rely, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into NB32 and Empatic. Similar legislation for active substances with well-established medicinal use exists in the European Union under article 10a of European Directive 2001/83/EC, which allows for reference to scientific literature if active substances have been approved for at least ten years with recognized efficacy and an acceptable level of safety. There also are alleviations under article 10b of European Directive 2001/83/EC of the obligation to provide scientific references relating to individual active substances in combination products if such individual active substances have been previously authorized in the European Union, although not the obligation to provide results of new pre-clinical tests or new clinical trials relating to such combination products, which could provide an alternative pathway in Europe. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we can take advantage of Section 505(b)(2) to support potential U.S. approval for NB32 and Empatic, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that NB32 does not infringe the bupropion SR formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We will be required to make similar certifications if and when we file an NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the applicable patent (2013 in the case of bupropion SR), settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. This 45-day period with respect to our certifications related to bupropion SR in NB32 has elapsed and no such lawsuit was filed against us. If we obtain FDA approval for either NB32 or Empatic, we could obtain three years of Hatch-Waxman marketing exclusivity for such product, since we have conducted a substantial clinical program that is essential to approval of our NDA. Under this form of exclusivity, the FDA would be precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires.

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

In October 2013, we submitted a community marketing authorization, or Community MA, application for NB32 to the EMA, utilizing the EMA’s centralized procedure, seeking approval of NB32 in the European Economic Area, or EEA, (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein) for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification. As part of this process, we have established the required pediatric investigation plan, or PIP, which has been agreed to by the EMA’s Pediatric Committee. The centralized procedure allows for the simultaneous approval of a product in all the Member States of the EEA. A Community MA application is reviewed by the CHMP. After submission and validation of the Community MA application, the CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 days period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. While we believe that the results from the interim analysis from the Light Study will be sufficient to respond to the day 120 Consolidated List of Questions, we may not have sufficient data to respond or the EMA may ask for additional or different data in connection with its review of the Community MA which could result in additional delays in its potential approval. After day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the CHMP, the European Commission has to adopt a decision granting the Community MA, based on the CHMP opinion. The European Commission must adopt this decision within 67 days after receipt of the CHMP opinion, not counting clock stops as noted above.

In February 2014, we received from the EMA’s CHMP the Day 120 Consolidated List of Questions regarding our NB32 Community MA. The CHMP’s questions are consistent with the issues raised by the FDA during the course of NB32 development and the initial review of the NDA, such as manufacturing and quality, non-clinical studies, dosing regimen, and, most significantly, cardiovascular safety.

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

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the timing of market introduction of our products as well as competitive products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings or pregnancy precautions associated with the APIs in NB32 and/or Empatic;

•

availability of alternative treatments and the potential or perceived advantages or disadvantages of such treatments, including, in the case of NB32 and/or Empatic, a number of competitive products already approved for the treatment of weight loss or expected to be commercially launched in the near future;

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

In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. If our products are approved in these markets, these measures may negatively impact our revenues. In addition, certain countries set prices by reference to the prices in other countries where approved products are marketed. Thus, our inability to secure adequate prices for our products, if approved, in a particular country may not only limit the marketing of these products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, if approved, thus adversely affecting our revenues.

We cannot predict what effect the PPACA or other healthcare reform or cost control initiatives that may be adopted in the future will have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

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

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of our historical regulatory interactions with our NB32 NDA and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of our product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

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

We will need to obtain approval of our proposed product names, and any failure or delay associated with such approval may adversely impact our business.

Any name we intend to use for our product candidates will require approval from the FDA, regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or PTO, as well as comparable regulatory authorities. The FDA and comparable regulatory authorities typically conduct a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA and comparable regulatory authorities may also object to a product name if they believe the name inappropriately implies medical claims. If the FDA or comparable regulatory authorities object to our proposed product names, we may be required to adopt an alternative name for our initial product candidates. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for CONTRAVE or Empatic and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and comparable regulatory authorities. We and our current and any future collaborative partner may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our and such collaborative partner’s ability to commercialize our product candidates.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information will be made publicly available in a searchable format. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to begin collecting requisite information on August 1, 2013, with the first reports due June 30, 2014. Failure to submit requisite information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for NB32 or Empatic, including the Light Study, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related to Intellectual Property

Our market opportunity for NB32 and Empatic may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product candidates, these applications may not issue on a timely basis or at all.

NB32 is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU, and our license agreement with Duke University, or Duke. The Weber/Cowley patents cover the current composition of NB32 and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for NB32 in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect NB32 in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval any time before we obtain approval from the FDA of an NDA for NB32 and three years after we obtain such approval.

We have also filed patent applications, directed to various treatment and formulation aspects of NB32, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer NB32 tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have patent applications pending in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for NB32 in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for certain of our product candidates in certain foreign countries, we do not currently have widespread patent protection for NB32 and Empatic outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. We and our current and any future collaborative partner may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in the countries of the European Union, Canada, Mexico, Japan or other markets, in some of which, we do not have patent protection for our product candidates. Due to the lack of patent protection for these combinations in some territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR components of our product candidates (naltrexone IR and zonisamide IR), in those other territories. The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

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

We will be obtaining our bupropion SR, zonisamide SR, naltrexone SR, our finished NB32 and Empatic tablets combining these components, and the packaging for these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. We have taken various measures to reduce the potential for infringement. However, we could be exposed to potential patent infringement liability from other third parties who hold patents on various formulations of bupropion and naltrexone.

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

Periodic maintenance fees on the Gadde patents covering Empatic and the Weber/Cowley patents covering NB32, as well as our other issued patents, are due to be paid to the PTO in several stages over the lifetimes of the patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our issued and pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark and have pending applications in Brazil and Russia. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. An intent-to-use application for the CONTRAVE mark has been filed in the United States in connection with certain printed materials and medical information services. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe and Japan and have pending applications in Brazil, Canada, and Russia. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent-to-use trademark application for the mark EMPATIC is pending for use in connection with pharmaceutical preparations, including those for use in the treatment of obesity and inducing weight loss, various printed materials, and medical information services. Foreign trademark registrations have issued in the European Union and Japan for the mark EMPATIC, and an application remains pending in Canada. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. For example, another pharmaceutical company opposed the registration of EXCALIA, the prior mark for the product candidate that we now call EMPATIC. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first two product candidates, NB32 and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2013, we had an accumulated deficit of approximately $514.5 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the $50 million upfront cash payment we received from Takeda upon execution of the collaboration agreement, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete future trials for NB32 and Empatic, including the Light Study and the Ignite Study;

•	obtain regulatory approval for NB32 and Empatic;

•	manufacture commercial quantities of our product candidates at acceptable cost levels if regulatory approvals are received;

•	successfully manage our collaborative relationship with Takeda to effectively market and sell NB32, if approved, in the United States, Canada and Mexico; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell NB32 outside the United States, Canada and Mexico, if approved.

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur, with respect to NB32, until June 2014 at the earliest, assuming the PDUFA goal date assigned by the FDA for the resubmitted NB32 NDA is not delayed, we anticipate incurring significant costs associated with commercializing and continued development for any approved product. We may not achieve profitability soon after generating product sales, if ever. If we or our collaborative partner are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund any additional clinical trials for NB32 beyond the Light Study, to the extent required, commercialize NB32 outside the United States, Canada and Mexico and continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate any additional development activities required for NB32, our commercialization efforts for NB32 outside such countries and our development efforts for Empatic.

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

•

commercialize NB32 outside the United States, Canada and Mexico, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receives regulatory approval;

•	co-promote NB32 in the United States, if it receives regulatory approval; and

•	qualify and outsource the commercial-scale of our products under cGMP.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•

the rate of progress and cost of the Light Study, and the scope and cost of any additional clinical trials required for NB32 and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to NB32 or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize NB32 if and when it is approved for marketing, should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for NB32 and Empatic, if at all;

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses; and

•	the successful commercialization of our products, if approved.

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

•

if any of our product candidates receives regulatory approval, the level of underlying demand for our product candidates, wholesalers’ buying patterns and with respect to NB32, Takeda’s performance under our collaboration agreement.

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

We recently sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In December of 2013, we sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2020 Notes. We will be required to pay interest on the 2020 Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the 2020 Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2020 Notes are convertible. We are seeking approval at the 2014 annual meeting of stockholders for a flexible conversion option that would allow us to pay the conversion right on these 2020 Notes in cash and/or shares, and, if approved, that flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the 2020 Notes are convertible. However, we cannot guarantee that stockholders will approve this flexible conversion option or that, if approved, the flexible conversion option would result in the accounting treatment described above. The 2020 Notes may be converted, under the conditions and at the premium specified in those 2020 Notes, into shares of our common stock and/or, if the flexible conversion option is approved, into the cash equivalent of shares of our common stock. If converted into shares, the 2020 Notes will result in the dilution of our shareholders. If converted into cash, the 2020 Notes will require the payment of significant additional amounts above the initial principal. The payment of the interest payments, the repayment of the principal, and the potential payment of the conversion premium will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2020 Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2014 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively. Additionally, the future utilization of our net operating loss carryforwards and credits to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards and credits, which could have an adverse effect on our results of operations. The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2013. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2011. The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. When this analysis is finalized, we will reassess the amount of net operating losses and federal credits subject to limitation under Section 382.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended December 31, 2013, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.60 to a high sale price of $7.05. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•

FDA or international regulatory actions, including announcements concerning our NDA or our communications with the FDA for NB32, including the status of the FDA’s review of our NDA for NB32, or failure to receive regulatory approval for any of our product candidates;

•	announcements regarding our clinical trials, including the Light Study and the Ignite Study;

•

announcements regarding Vivus’, Arena’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our collaborative relationship with Takeda;

•	announcements regarding bupropion, naltrexone or zonisamide;

•	announcements regarding manufacturing or supply developments for NB32 or Empatic;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

The realization of any of the risks described in these “Risk Factors” could also have a dramatic and material adverse impact on the market price of our common stock.

Future sales of our common stock may depress our stock price.

Any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of any such shares of common stock or the availability of any such shares of common stock for sale would have on the market price of our common stock.

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

As of March 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 33.4% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this and other types of shareholder litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

In May 2013, we received a shareholder demand alleging that certain option grants to our President and Chief Executive Officer, Michael A. Narachi, our Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and our Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of our common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of our fiscal years. We refer to this limit as the 162(m) Award Limit. Our board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to our board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of our board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of our board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of our board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action we refer to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our NB32 NDA or clinical trial results, including the Light Study or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject us to significant liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

Item 3. Legal Proceedings

In May 2013, we received a shareholder demand alleging that certain option grants to our President and Chief Executive Officer, Michael A. Narachi, our Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and our Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of our common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of our fiscal years. We refer to this limit as the 162(m) Award Limit. Our board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to our board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of our board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of our board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of our board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action we refer to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on our behalf against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our NB32 NDA or clinical trial results, including the Light Study or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject us to significant liabilities.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OREX.”

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$7.05	$4.60
Third Quarter	7.84	5.60
Second Quarter	7.34	5.55
First Quarter	6.68	4.98

Year Ended December 31, 2012:
Fourth Quarter	$6.49	$3.91
Third Quarter	7.73	3.76
Second Quarter	6.55	3.10
First Quarter	5.14	1.63

On March 10, 2014, the last reported sale price of our common stock on the Nasdaq Global Market was $6.78. As of March 10, 2014, there were 32 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2013.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards	Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	16,902,147	$3.10	7,392,757	(1)
Equity compensation plans not approved by security holders:	—	N/A	2,500,000	(2)
Total	16,902,147	$3.10	9,892,757

(1)

Represents shares reserved for issuance under the 2004 Stock Plan, the 2007 Equity Incentive Award Plan, as amended, or the 2007 Plan or the 2013 Employee Stock Purchase Plan. The 2007 Plan was adopted at the time of our initial public offering which coincided with our discontinuation of granting awards under the 2004 Stock Plan. Stock options under the 2007 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years, and have a ten-year life. The 2007 Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 15% of our outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock, or (iii) a lesser amount determined by our board of directors. The 2007 Plan provides that the maximum number of shares that may be granted pursuant to the exercise of incentive stock options granted under the plan is 40,000,000 shares. The 2013 Employee Stock Purchase Plan was approved in June 2013.

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

	December 31, 2008	December 31, 2013
Orexigen Therapeutics, Inc.	$100	$101
Nasdaq Composite Index	$100	$283
Nasdaq Biotechnology Index	$100	$288

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$3,428	$3,428	$3,428	$1,143	$—
License revenue	—	—	971	88	88

Total revenues	3,428	3,428	4,399	1,231	88
Operating expenses:
Research and development	56,748	73,680	12,780	28,131	47,441
General and administrative	23,878	19,987	19,502	24,495	18,177

Total operating expenses	80,626	93,667	32,282	52,626	65,618

Loss from operations	(77,198)	(90,239)	(27,883)	(51,395)	(65,530)
Other income (expense):
Interest income	65	147	46	124	333
Interest expense	(538)	(2)	(221)	(644)	(1,365)

Total other income (expense)	(473)	145	(175)	(520)	(1,032)

Net loss attributable to common stockholders	$(77,671)	$(90,094)	$(28,058)	$(51,915)	$(66,562)

Basic and diluted net loss per share(1)	$(0.80)	$(1.27)	$(0.58)	$(1.10)	$(1.67)

Shares used to calculate net loss per share(1)	96,491	70,739	48,273	47,377	39,905

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$176,996	$137,403	$147,593	$92,366	$92,158
Working capital	155,429	113,780	141,013	78,580	77,387
Total assets	180,121	139,154	149,700	96,846	96,848
Long-term debt, less current portion	80,031	—	—	—	2,416
Accumulated deficit	(514,475)	(436,804)	(346,710)	(318,652)	(266,737)
Total stockholders’ equity	41,862	75,469	99,706	33,788	75,903

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

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our product candidates are NB32 (formerly referred to as Contrave®), which has completed Phase III clinical trials and which is currently being studied in a cardiovascular outcomes trial, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized in the United States and in a majority of the member countries of the European Union. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We have not yet received regulatory approval in the United States or the European Union for either product candidate

In January 2011, we received a complete response letter, or CRL, from the United Stated Food and Drug Administration, or FDA, regarding our New Drug Application, or NDA, for NB32. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that preclude the approval of the NDA in its current form. The CRL for NB32 indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of NB32 when used long-term in a population of overweight and obese patients. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of MACE in overweight and obese patients treated with NB32 does not adversely affect the drug’s benefit-risk profile.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double-blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for NB32 that would address the CRL. We initiated the CVOT, which we refer to as the Light Study, in June 2012 and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The FDA previously agreed that if the interim analysis of the Light Study meets the specified criteria to exclude cardiovascular risk, NB32 could be approved. The pre-specified criteria for the interim analysis is to exclude a hazard ratio of 2.0, using the upper bound of the 95% confidence interval, for excess risk MACE in patients receiving NB32 as compared to placebo. In November 2013, we announced successful results of the interim analysis of the Light Study. In addition to meeting the pre-specified criteria for excluding cardiovascular risk, no new safety signals were observed.

In December 2013, we resubmitted the NDA for NB32 to the FDA, seeking approval for NB32 and in January 2014, the FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 10, 2014 for its review of the resubmission. Pursuant to an agreement with the FDA, the independent Data Monitoring Committee’s summary report of the interim analysis from the Light Study formed the basis of the resubmission of the NDA, and the clinical study report for the interim analysis was supplied to the FDA in February 2014.

In December 2013, we issued $115.0 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2020 Notes, in an offering to qualified institutional buyers conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of the 2020 Notes were approximately $110.5 million, after deducting initial purchasers’ discounts and commissions and estimated offering expenses payable by us.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of December 31, 2013, we had an accumulated deficit of $514.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $3.4 million in revenue in 2013, resulting from the sublicensing of technology and amounts earned under our collaboration agreements. In September 2010, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize NB32 in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. For each of the years 2013, 2012 and 2011, we recognized revenue of $3.4 million, related to the Takeda agreement.

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

Takeda accounted for 100%, 100% and 78% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Cypress accounted for 0%, 0% and 22% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consisted primarily of costs associated with clinical trials managed by our contract research organizations, or CROs, product development efforts and manufacturing costs. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for NB32 and Empatic. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

Our internal research and development resources are not directly tied to any individual research project and are primarily deployed across our NB32 and Empatic programs, both of which target the obesity market. We are developing our two obesity product candidates in parallel and, due to the fact that we use shared resources across projects, we do not maintain information regarding our internal costs incurred for our research and development programs on a program-specific basis. We use external service providers to manage our clinical trials, to manufacture the product supplies used in these trials and for formulations development, consulting and other activities.

The following table summarizes our research and development expenses for the year ended December 31, 2013. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$43,749
Other	333

Subtotal	44,082
Internal costs	9,261
Stock-based compensation	3,405

Total research and development costs	$56,748

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the Light Study for NB32 or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. With respect to Empatic, prior to initiating Phase III studies, we plan to seek a collaboration partner to help fund Phase III clinical development of and, if approved, commercialization of this product candidate. However, we cannot forecast with any degree of certainty whether such a collaboration arrangement will be secured, if at all, and to what degree such arrangement would affect our development plans and capital requirements. As such, until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on the timing of the Light Study and any other additional clinical trials for NB32, if any, our financial resources, our ability to secure a collaboration partner for, as well as decisions made with respect to the development of, Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect NB32 to be commercially available in any major market until the third quarter of 2014, at the earliest, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate general and administrative expenses to remain generally unchanged as we continue to pursue the development of NB32 and Empatic.

Other Income (Expense)

Other income consists of interest earned on our cash, cash equivalents and investment securities. Interest expense consists principally of interest incurred in connection the 2.75% convertible senior notes and the amortization of the discount of the liability component of the convertible senior notes.

Income Taxes

At December 31, 2013, we have federal and state net operating loss carryforwards of approximately $422.2 million and $396.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2013, we have federal and state research and development tax credit carryforwards of $16.9 million and $4.8 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2013. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2011. The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on our preliminary analysis of the limitation of our net operating losses and federal credits, we have removed deferred tax assets for net operating losses of $254.1 million and $231.1 million for federal and state, respectively, and federal research and development credits of $9.6 million from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, we will reassess the amount of net operating losses and federal credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact our effective tax rate.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, we follow the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on our results of operations or financial position.

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

Convertible Senior Notes

In December 2013, we issued the 2020 Notes. The 2020 Notes are accounted for in accordance with Financial Accounting Standards Board, or FASB, ASC 470, formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as the 2020 Notes, to account for the liability (debt) and equity (conversion option) components separately. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. To measure the fair value of the liability component, we used an income approach, discounting the future contractual cash flows due under the 2020 Notes by a market interest rate. The market interest rate was determined to be 8.69%. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2020 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The $31.3 million difference between the cash proceeds of $111.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2020 Notes. The liability component will be accreted to redemption value over the term of the 2020 Notes.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $11.6 million, $7.6 million and $6.6 million, respectively. At December 31, 2013, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $28.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The weighted average expected life of options was calculated using the simplified method as prescribed by the Securities Exchange Commission. This decision was based on the lack of relevant historical data due to our limited historical experience. For options granted during the year ended December 31, 2013, we have calculated a weighted average expected term of 6.0 years. In addition, due to our limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. For purposes of estimating the fair value of stock options granted during 2013, 2012 and 2011 using the Black-Scholes model, we used an estimated weighted average stock price volatility of 92.7%, 87.5% and 76.0%, respectively.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 1.2% for the year ended December 31, 2013). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2013, 2012 and 2011, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2013, 2012 and 2011 based on historical experience.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Income Taxes

We follow the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Results of Operations

Comparison of year ended December 31, 2013 to year ended December 31, 2012

Revenues. Revenues for each of the years ended December 31, 2013 and 2012 were $3.4 million and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses decreased to $56.7 million for the year ended December 31, 2013 from $73.7 million in 2012. This decrease of approximately $16.9 million was due primarily to a decrease in expenses in connection with the Light Study, related proprietary product formulation work and consulting activities of $23.2 million. The decrease was partially offset by increases in salaries and personnel related costs of $3.0 million, stock-based compensation expense of $1.6 million and expenses related to regulatory filings of $1.3 million.

General and Administrative Expenses. General and administrative expenses increased to $23.9 million for the year ended December 31, 2013 from $20.0 million in 2012. This increase of approximately $3.9 million was due primarily to increases in stock-based compensation expense of approximately $2.4 million, professional fees of $1.0 million and salaries and personnel related costs of approximately $837,000.

Interest Income. Interest income decreased to $65,000 for the year ended December 31, 2013 from $147,000 in 2012. This decrease of approximately $82,000 was primarily due to a decrease in average investment balances and lower interest rates as compared to 2012.

Interest Expense. Interest expense increased to $538,000 for the year ended December 31, 2013 from $2,000 in 2012. This increase of approximately $536,000 was primarily due to $220,000 in interest accrued for the 2020 Notes and $315,000 in amortization of the discount of the liability component of the 2020 Notes.

Comparison of year ended December 31, 2012 to year ended December 31, 2011

Revenues. Revenues for the years ended December 31, 2012 and 2011 were $3.4 million and $4.4 million, respectively. The decrease of approximately $1.0 million was due to the decrease in revenue recognized under the license agreement with Cypress of $971,000.

Research and Development Expenses. Research and development expenses increased to $73.7 million for the year ended December 31, 2012 from $12.8 million in 2011. This increase of approximately $60.9 million was due primarily to an increase in expenses in connection with the Light Study, related proprietary product formulation work and consulting activities of $61.9 million. The increase was partially offset by a decrease in salaries and personnel related costs of $1.9 million. Research and development expenses for 2011 included employee termination costs of $2.6 million as a result of our corporate realignment.

General and Administrative Expenses. General and administrative expenses increased to $20.0 million for the year ended December 31, 2012 from $19.5 million in 2011. This increase of approximately $500,000 was due primarily to an increase in market research costs of $858,000 and an increase in stock-based compensation expense of approximately $752,000. The increase was partially offset by a decrease in salaries and personnel related costs of approximately $1.2 million. General and administrative expenses for 2011 included employee termination costs of $1.4 million as a result of our corporate realignment.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the issuance of equity and debt securities. Through December 31, 2013, we received net proceeds of approximately $574.2 million from the issuance of equity and debt securities as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million;

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million;

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and common stock warrants to purchase up to 56,461,730 shares for aggregate net proceeds of $86.9 million;

•	in October 2012, we issued and sold a total of 11,000,000 shares of common stock for aggregate net proceeds of $56.5 million; and

•	in December 2013, we issued the 2020 Notes for aggregate net proceeds of $110.5 million.

As of December 31, 2013, we had $98.1 million in cash and cash equivalents and an additional $78.9 million in investment securities, available-for-sale. As of December 31, 2013, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $70.8 million and $68.3 million for 2013 and 2012, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees.

Net cash used in investing activities was $21.3 million and $13.3 million for 2013 and 2012, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $111.9 million and $58.3 million for 2013 and 2012, respectively. The net cash provided by financing activities for 2013 was primarily as a result of the issuance of the 2020 Notes for aggregate net proceeds of $110.5 million. The net cash provided by financing activities for 2012 was primarily as a result of the public sale of our common stock in October 2012 for aggregate net proceeds of $56.5 million.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We will incur substantial additional development expenses to conduct the Light Study for NB32 and to develop Empatic. We initiated the Light Study in June 2012. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic.

We have entered into license agreements to acquire the rights to develop and commercialize NB32 and Empatic. Pursuant to these agreements, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Lee Dante, M.D., we issued an option to purchase 73,448 shares of our common stock in April 2004. We also paid Dr. Dante an upfront fee of $100,000 and, in September 2010, we paid him an additional $1.0 million upon the execution of the collaboration agreement with Takeda. In the future, we may be obligated to pay royalties to Dr. Dante related to certain revenues we receive in connection with any sublicense agreements we enter into, including our collaboration agreement with Takeda. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these three agreements, we are also obligated to pay royalties on any net sales of the licensed products.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•

the rate of progress and cost of the Light Study, and the scope, cost and timing of any additional clinical trials required for NB32 and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of such product candidates;

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to NB32 or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize NB32 if and when it is approved for marketing, should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for NB32 and Empatic, if at all; and

•	the successful commercialization of our products, if approved.

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

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Debt obligations	$115,000	$—	$—	$—	$115,000
Interest on debt obligations(1)	21,874	3,163	6,325	6,325	6,061
Purchase obligations	13,013	13,013	—	—	—
Operating lease obligations	3,695	815	2,138	742	—

Total	$153,582	$16,991	$8,463	$7,067	$121,061

(1)	Interest on the 2020 Notes calculated at 2.75%

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

Recently Issued Accounting Standards

Effective January 1, 2013, we adopted FASB ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This accounting standard requires an entity to present either on the face of the statement where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of this guidance did not have a material impact on our financial statements.

In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We intend to adopt this guidance in 2014, and we are currently evaluating the effect, if any, the adoption of this standard will have on our financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents and investment securities, available-for-sale, as of December 31, 2013 consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orexigen Therapeutics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 13, 2014

OREXIGEN THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$98,121	$78,332
Investment securities, available-for-sale	78,875	59,071
Prepaid expenses and other current assets	1,286	1,491

Total current assets	178,282	138,894
Property and equipment, net	630	83
Other long-term assets	1,032	—
Restricted cash	177	177

Total assets	$180,121	$139,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,787	$3,811
Accrued clinical trial expenses	7,886	13,529
Accrued expenses	6,751	4,345
Deferred revenue, current portion	3,429	3,429

Total current liabilities	22,853	25,114
Long-term convertible debt	80,031	—
Deferred revenue, less current portion	35,143	38,571
Other long-term liabilities	232	—
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2013 and 2012, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at December 31, 2013 and 2012; 104,970,200 and 84,413,670 shares issued and outstanding at December 31, 2013 and 2012, respectively	105	84
Additional paid-in capital	556,235	512,174
Accumulated other comprehensive income (loss)	(3)	15
Accumulated deficit	(514,475)	(436,804)

Total stockholders’ equity	41,862	75,469

Total liabilities and stockholders’ equity	$180,121	$139,154

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Collaborative agreement	$3,428	$3,428	$3,428
License revenue	—	—	971

Total revenues	3,428	3,428	4,399
Operating expenses:
Research and development	56,748	73,680	12,780
General and administrative	23,878	19,987	19,502

Total operating expenses	80,626	93,667	32,282

Loss from operations	(77,198)	(90,239)	(27,883)
Other income (expense):
Interest income	65	147	46
Interest expense	(538)	(2)	(221)

Total other income (expense)	(473)	145	(175)

Net loss	$(77,671)	$(90,094)	$(28,058)

Net loss per share—basic and diluted	$(0.80)	$(1.27)	$(0.58)

Shares used to compute basic and diluted net loss per share	96,491	70,739	48,273

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net Loss	$(77,671)	$(90,094)	$(28,058)
Other comprehensive income (loss)
Unrealized gains (losses) on investment securities	(18)	17	7

Other comprehensive income (loss)	(18)	17	7

Comprehensive loss	$(77,689)	$(90,077)	$(28,051)

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2010	47,767	$48	$352,401	$(9)	$(318,652)	$33,788
Issuance of common stock and warrants, net of issuance costs	5,646	5	86,906	—	—	86,911
Net exercise of warrants	7,555	7	—	—	—	7
Stock-based compensation expense	—	—	6,599	—	—	6,599
Exercise of common stock options	317	1	451	—	—	452
Unrealized gain on securities, available-for-sale	—	—	—	7	—	7
Net loss					(28,058)	(28,058)

Balance at December 31, 2011	61,285	61	446,357	(2)	(346,710)	99,706
Issuance of common stock, net of issuance costs	11,000	11	56,520	—	—	56,531
Net exercise of warrants	11,131	11	—	—	—	11
Exercise of common stock options	998	1	1,727	—	—	1,728
Stock-based compensation expense	—	—	7,570	—	—	7,570
Unrealized gain on securities, available-for-sale	—	—	—	17	—	17
Net loss					(90,094)	(90,094)

Balance at December 31, 2012	84,414	84	512,174	15	(436,804)	75,469
Net exercise of warrants	19,895	20	—	—	—	20
Exercise of common stock options	616	1	1,074	—	—	1,075
Issuance of common stock for Employee Stock Purchase Plan	45	—	242	—	—	242
Issuance of convertible senior notes, equity portion, net of issuance costs	—	—	31,178	—	—	31,178
Stock-based compensation expense	—	—	11,567	—	—	11,567
Unrealized gain on securities, available-for-sale	—	—	—	(18)	—	(18)
Net loss					(77,671)	(77,671)

Balance at December 31, 2013	104,970	$105	$556,235	$(3)	$(514,475)	$41,862

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(77,671)	$(90,094)	$(28,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on investment securities, available-for-sale	815	500	870
Accretion of debt discount	313	—	—
Amortization of debt issuance costs	3	—	191
Depreciation	94	313	443
Loss on disposal of equipment	—	42	12
Stock-based compensation	11,567	7,570	6,599
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	205	(365)	1,376
Accounts payable and accrued expenses	(2,291)	17,306	(6,078)
Other assets	(686)	—	12
Other long-term liabilities	—	—	(14)
Deferred rent and lease incentives	262	(186)	(157)
Deferred revenue	(3,428)	(3,428)	(4,399)

Net cash used in operating activities	(70,817)	(68,342)	(29,203)
Investing activities
Purchases of investment securities, available-for-sale	(85,647)	(78,921)	(73,041)
Maturities and sales of investment securities, available-for-sale	65,011	65,211	93,774
Purchases of property and equipment	(640)	—	—
Restricted cash	—	365	339

Net cash provided by (used in) investing activities	(21,276)	(13,345)	21,072
Financing activities
Payments on borrowings on long-term debt	—	—	(2,416)
Proceeds from issuance of convertible notes, net	110,545	—	—
Proceeds from issuance of common stock and warrants	1,337	58,270	87,370

Net cash provided by financing activities	111,882	58,270	84,954
Increase (decrease) in cash and cash equivalents	19,789	(23,417)	76,823
Cash and cash equivalents at beginning of period	78,332	101,749	24,926

Cash and cash equivalents at end of period	$98,121	$78,332	$101,749

Supplemental Disclosure
Interest paid	$—	$—	$29

Unrealized gain (loss) on investment securities, available-for-sale	$(18)	$17	$7

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. The Company has experienced losses since its inception, and as of December 31, 2013, had an accumulated deficit of $514.5 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Restricted Cash

As of December 31, 2013, restricted cash represents a certificate of deposit pledged as collateral for a letter of credit issued by the Company in connection with the execution of an operating lease.

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

Concentration of Revenue

Takeda Pharmaceutical Company Limited (“Takeda”) accounted for 100%, 100% and 78% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Cypress Bioscience, Inc. (“Cypress”) accounted for 0%, 0% and 22% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses as of December 31, 2013.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

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

Convertible Senior Notes

In December 2013, the Company issued $115.0 million in aggregate principal amount of 2.75% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are accounted for in accordance with FASB ASC 470, formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC Subtopic 470-20 requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as the 2020 Notes, to account for the liability (debt) and equity (conversion option) components separately. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. To measure the fair value of the liability component, the Company used an income approach, discounting the future contractual cash flows due under the 2020 Notes by a market interest rate. The market interest rate was determined to be 8.69%. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2020 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The $31.3 million difference between the cash proceeds of $111.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2020 Notes. The liability components will be accreted to redemption value over the term of the 2020 Notes.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, non-employee directors and consultants, including stock options and employee stock purchases related to the Company’s 2013 Employee Stock Purchase Plan, based on estimated fair values. Compensation costs related to all equity instruments granted are recognized at the grant-date fair value of the awards. Additionally, the Company includes an estimate of the number of awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis. No related tax benefits of the share-based compensation costs have been recognized since the Company’s inception.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2013	2012	2011
Expected life (in years)	6.0	6.0	6.0
Expected volatility	92.7%	87.5%	76.0%
Risk-free interest rate	1.2%	1.1%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$4.35	$2.26	$1.38

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

Total stock-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 was comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
General and administrative	$8,162	$5,755	$5,003
Research and development	3,405	1,815	1,596

	$11,567	$7,570	$6,599

At December 31, 2013, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $28.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the issuance of options to purchase shares of common stock to non-employees, the Company recorded total stock-based compensation (included in the table above) within stockholders’ equity totaling $0, $0 and $54,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive Loss

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive loss consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss for each of the years ended December 31, 2013, 2012 and 2011 has been reflected in the Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in Stockholders’ Equity, represents unrealized gains and losses on investment securities, available-for-sale.

Comprehensive loss includes net loss and unrealized gains and losses on investments. The Company discloses the accumulated balance of other comprehensive loss as a separate component of stockholder’s equity.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted average number of basic shares plus common stock equivalents outstanding during the period determined using the treasury stock method, if dilutive. Stock options, warrants and the shares underlying the 2020 Notes are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended December 31, 2013, 2012 and 2011 because the inclusion of such underlying shares would have had an anti-dilutive effect.

(In thousands, except per share amounts)	Years Ended December 31,
	2013	2012	2011
Historical
Numerator:
Net loss	$(77,671)	$(90,094)	$(28,058)

Denominator:
Weighted average common shares outstanding	96,491	70,739	48,273

Denominator for basic and diluted net loss per share	96,491	70,739	48,273

Net loss per share—basic and diluted	$(0.80)	$(1.27)	$(0.58)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2013	2012	2011
Shares underlying convertible senior notes	14,042	—	—
Common stock warrants outstanding	17,870	37,768	48,902
Common stock options outstanding	16,902	13,839	10,586

	48,814	51,607	59,488

Recently Issued Accounting Standards

Effective January 1, 2013, the Company adopted FASB ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This accounting standard requires an entity to present either on the face of the statement where income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company intends to adopt this guidance in 2014, and is currently evaluating the effect, if any, the adoption of this standard will have on the Company’s financial statements.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Regardless of maturity date, the Company intends to use all available-for-sale securities in current operations; therefore, these assets have been classified as short-term. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2013 and December 31, 2012 (in thousands):

December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$77,877	$4	$(7)	$77,874
U.S. Treasury securities	Less than 1	1,001	—	—	1,001

Total investment securities		$78,878	$4	$(7)	$78,875

December 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$49,923	$14	$—	$49,937
U.S. government agency securities	1 to 2	9,133	1	—	9,134

Total investment securities		$59,056	$15	$—	$59,071

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2013, 2012 and 2011.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$96,910	$96,910	$—	$—
U.S. Treasury securities	1,001	—	1,001	—
U.S. government agency securities	77,874	—	77,874	—

Total financial instruments owned	$175,785	$96,910	$78,875	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$77,630	$77,630	$—	$—
U.S. government agency securities	59,071	—	59,071	—

Total financial instruments owned	$136,701	$77,630	$59,071	$—

5. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2013	2012
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	422	447
Leasehold improvements	5	557	435
Asset under construction		518	—

		2,576	1,961
Accumulated depreciation		(1,946)	(1,878)

Property and equipment, net		$630	$83

Depreciation expense was $94,000, $313,000 and $443,000 for each of the years ended December 31, 2013, 2012 and 2011, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation related expenses	$4,774	$3,960
Accrued research and development expenses	1,273	—
Accrued interest on convertible notes	220	—
Accrued legal and professional expenses	355	113
Other accrued expenses	129	272

	$6,751	$4,345

7. Commitments and Contingencies

2.75% Convertible Senior Notes due 2020

In December 2013, the Company issued $115.0 million in aggregate principal amount of 2.75% convertible senior notes due 2020 (“2020 Notes”) in an offering to qualified institutional buyers conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. Debt issuance costs of approximately $488,000 were primarily comprised of legal, accounting and other professional fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the seven-year term of the 2020 Notes.

Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock (together with cash in lieu of any fractional shares). However, if the Company receives stockholder approval in accordance with the Nasdaq Listing Standards, the Company will settle conversions of the 2020 Notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate for the Notes will initially be 122.1225 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $8.19 per share of common stock, and is subject to adjustment under the terms of the Notes.

The 2020 Notes will mature on December 1, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding September 1, 2020, holders may convert all or a portion of their 2020 Notes only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day, or (3) upon the occurrence of specified corporate transactions. On and after September 1, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert all or a portion of their 2020 Notes at any time, regardless of the foregoing circumstances. Holders of the Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain events.

The Company pays 2.75% interest per annum on the principal amount of the 2020 Notes semi-annually in arrears in cash on June 1 and December 1 of each year, beginning on June 1, 2014. If a designated event, as defined in the indenture for the 2020 Notes, including, but not limited to, a change in control, certain mergers or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the Notes may require the Company to repurchase all or a portion of their 2020 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Company accounts separately for the liability and equity components of the 2020 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the 2020 Notes without the conversion option. The Company estimated the implied interest rate of its 2020 Notes to be 8.69%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2020 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million in aggregate principal amount. The $31.3 million difference between the cash proceeds of $111.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2020 Notes. The liability component will be accreted to redemption value over the term of the 2020 Notes.

A summary of the liability and equity components of the 2020 Notes is as follows at December 31, 2013 and December 31, 2012 (in thousands):

	December 31,
	2013	2012
Principal amount of senior convertible notes outstanding	$115,000	$—
Unamortized discount of liability component	(34,969)	—

Long term convertible debt	$80,031	$—

Carrying value of equity component, net of issuance costs	$31,178	$—
Remaining amortization period of discount on the liability component	7 years	—

Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and was for an initial term of 64 months. In February 2013, the Company entered into an amendment to extend its lease to September 2017. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit, which is collateralized by a certificate of deposit of $177,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2013. Rent expense is being recorded on a straight-line basis over the life of the lease.

In September 2008, the Company amended the lease to expand the office space at this location for a term of 52 months. In March 2012, the Company entered into a Partial Lease Termination Agreement with its landlord pursuant to which the Company decreased its total leased office space at its corporate headquarters. The Agreement provided for, among other things, a one-time payment of $190,849 by the Company to the landlord and termination of the Company’s payment obligations with respect to the terminated premises.

Future minimum payments under the operating leases as of December 31, 2013 are as follows (in thousands):

Years Ending December 31,
2014	$815
2015	1,053
2016	1,085
2017	742
2018	—

$3,695

Total rent expense for each of the years ended December 31, 2013, 2012 and 2011 was approximately $1.1 million, $1.4 million and $1.6 million, respectively.

Technology and License Agreements

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize NB32 (formerly referred to as Contrave), in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the regulatory approval and the first commercial sale of NB32 in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For each of the years ended December 31, 2013, 2012 and 2011, the Company recognized revenues under this agreement of $3.4 million. At December 31, 2013 and 2012, deferred revenue under this agreement totaled $38.6 million and $42.0 million, respectively. Also the Company recorded receivables at December 31, 2013 and 2012 for approximately $77,000 and $14,000, respectively, for reimbursement by Takeda for certain commercial and patent costs permitted under the collaboration agreement, which were accounted for as a reduction of the expenses reimbursed.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that two regulatory/development milestone payments, $20.0 million due to the Company upon regulatory approval in the United States and $10.0 million due to the Company upon the delivery of launch supplies to Takeda, meet the definition of a milestone as 1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance, (2) there was substantive uncertainty at the date the agreement was entered into that the event will be achieved, and (3) they result in additional payments being due to the Company. The third regulatory/development milestone payment, $70.0 million due to the Company upon the first commercial sale in the United States, does not meet the definition of a milestone as Takeda is responsible for the commercialization of NB32. Sales-based milestone payments currently do not meet these criteria and will not be classified as milestones as their achievement is solely based on the performance of Takeda. The Company has determined that the anniversary milestones do not meet the definition of a milestone as the Company believes these payments are contingent solely upon the passage of time.

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for NB32 and any other products covered by the assigned patent rights. At December 31, 2013, no royalty payments have been made or are payable under this agreement as the product has not been launched and sales have not commenced. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2013, the Company has paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. As consideration for this license, the Company issued 442,624 shares of its common stock to Duke and may be required to make future milestone payments totaling $1.7 million upon the achievement of various milestones related to regulatory or commercial events. The Company is also obligated to pay a royalty on net sales of products covered by the license. The Company has the right to grant sublicenses to third parties, subject to an obligation to pay Duke a royalty on any revenue it receives under such sublicensing arrangements. In addition, the Company is obligated to pay Duke a specified royalty on sales of products which are covered by certain of the Company’s issued patents under the OHSU license agreement. At December 31, 2013, no such payments have been made or are payable under the Duke Agreement as the product has not been launched and sales have not commenced. In January 2005, the Company sublicensed the technology to Cypress for a non-refundable upfront payment of $1.5 million. In January 2011, Cypress exercised its right to terminate the agreement.

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

Lee Dante, M.D.

In June 2004, the Company entered into a patent license agreement with Lee G. Dante, M.D. whereby the Company acquired an exclusive worldwide license to two U.S. patents. As consideration for this license, the Company paid upfront fees totaling $100,000 and granted Dr. Dante an option to purchase 73,448 shares of its common stock. The Company was also obligated to pay a royalty on net sales of products covered by the license. In September 2010, the Company entered into an amendment to this license agreement with Dr. Dante pursuant to which the Company agreed to, among other things, provide for a payment to Dr. Dante in the amount of $1 million upon the execution of its collaboration agreement with Takeda. The Company had the right to grant sublicenses of the patented technology to third parties, subject to its obligation to pay Dr. Dante a royalty on any revenue it received from such arrangements. The agreement terminated when the last licensed patent right expired in 2013.

Cypress Bioscience, Inc.

In January 2005, the Company entered into a license agreement with Cypress whereby the Company sublicensed certain of its rights under a patent license agreement with Duke to Cypress for specified uses. As consideration for this license, Cypress paid the Company non-refundable upfront fees of $1.5 million. Cypress could have required the Company to provide clinical support for any of the specified uses over the term of the agreement. Accordingly, this $1.5 million was initially recognized over 17 years, the estimated life of the sublicensed patent. In January 2011, Cypress exercised its right to terminate the agreement. The remaining deferred revenue was recognized in the quarter ending March 31, 2011.

For each of the years ended December 31, 2013, 2012 and 2011, the Company recognized revenues under this agreement of $0, $0 and $971,000. At December 31, 2013 and 2012, deferred revenue under this agreement totaled $0 and $0, respectively.

8. Stockholders’ Equity

Common Stock and Common Stock Warrants

In December 2011, the Company completed a public offering of 5,646,173 units. Each unit consists of one share of common stock and a warrant to purchase ten shares of common stock, at a price to the public of $1.45 per share of common stock and $1.449 per warrant to purchase each share of common stock, which together comprise the purchase price of $15.94 per unit. Net cash proceeds from the public offering were $86.9 million, after deducting underwriting discounts and commissions and offering expenses. The warrants issued in the transaction have an exercise price equal to $0.001 per share. Each warrant is exercisable in whole or in part for a period of 10 years commencing on December 22, 2011. A holder of a warrant will not have the right to exercise any portion of the warrant if such holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise of such warrant. These warrants may only be exercised pursuant to a cashless net exercise, whereby the exercise price of the warrants is satisfied through the reduction in shares issued upon exercise equal in value to the exercise price. There are no provisions in the warrant agreement which would require the Company to settle the warrants through the distribution of cash. The initial warrants provided for the purchase of up to 56,461,730 shares. A total of 19,895,061, 11,130,548 and 7,554,649 shares were issued upon warrant exercises in 2013, 2012 and 2011, respectively. Warrants to purchase an aggregate of up to 17,869,618, 37,767,900 and 48,902,310 shares were outstanding as of December 31, 2013, 2012 and 2011, respectively.

In October 2012, the Company completed a public offering of 11,000,000 shares of its common stock at a public offering price of $5.50 per share. Net cash proceeds from the public offering were approximately $56.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2013, no stock options are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, 2010 and 2011, the Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666, 2,000,000 and 2,000,000 shares, respectively, in accordance with an “evergreen” provision. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. The 2007 Plan was amended in October 2009 and February 2010 to provide for the reservation of 500,000 and 2,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. In June 2011, the 2007 Plan was amended to, among other things, add an additional 10,000,000 shares to the number of shares of common stock authorized for issuance under the 2007 Plan, increase the number of shares to be added to the 2007 Plan automatically each January 1, starting with January 1, 2012, to the least of (i) 15% of the Company’s outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock and (iii) a lesser number of shares of the Company’s common stock determined by the Company’s board of directors, and increase the limitation on the number of shares that may be granted pursuant to the exercise of incentive stock option to 40,000,000 shares. At December 31, 2013, options to purchase 16,902,147 shares have been granted and are outstanding under the 2007 Plan.

In June 2011, to provide incentive to the employees of the Company to continue their employment, the Company announced an option exchange program. Under the exchange program, eligible optionholders had an opportunity to exchange eligible stock options for a new stock option issued under the Company’s 2007 equity incentive award plan. The exercise price of the new option was $1.66 per share, which was the closing price of the Company’s common stock as reported by the Nasdaq Global Market on the first business day after the expiration date of the exchange offer. New options granted to employees vest over four years, with the shares vesting in equal monthly installments over 48 months. On July 22, 2011, the eligible optionholders exchanged options exercisable for an aggregate of 7,407,634 shares of common stock in the program. On July 25, 2011, the Company issued new stock options exercisable for an aggregate of 7,407,634 shares of common stock with an exercise price of $1.66 per share. As a result of the option exchange program, the Company is recognizing additional stock-based compensation expense of $2.7 million over the four year vesting period of the new stock options.

In March 2011, to provide incentive to the employees of the Company to continue their employment while its management and Board worked to update the Company’s corporate strategy, the Compensation Committee of the Company’s Board of Directors approved an amendment to certain outstanding option grants to provide for a one-time repricing of the exercise price of such options to purchase shares of the Company’s common stock held by employees (the “Repricing”). The Repricing affected an aggregate of 1,443,150 shares of the Company’s common stock subject to outstanding option grants (the “Affected Grants”). An aggregate of 492,357 shares subject to the Affected Grants had an original exercise price of $5.89 (the “September 2010 Grants”) and the remaining 950,793 shares had an exercise price of $9.31 (the “January 2011 Grants”). The vesting commencement date for both the September 2010 Grants and the January 2011 Grants was January 18, 2011. The Compensation Committee chose to amend the September 2010 Grants and the January 2011 Grants because they believed that the amendment of these grants would achieve the desired retentive affect for the Company’s employees given the circumstances around the Company’s recent corporate realignment. The exercise price of all Affected Grants was amended in the Repricing to $2.94, the closing price of the Company’s common stock on March 2, 2011. As a result of the Repricing, the Company is recognizing additional stock-based compensation expense of $819,000 over the four year vesting period of the Affected Grants.

The following table summarizes stock option activity for the 2004 and 2007 Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,035,827	$6.15
Granted	13,235,806	2.41
Exercised	(317,379)	1.43
Forfeited	(10,367,875)	5.12

Outstanding at December 31, 2011	10,586,379	1.92
Granted	4,268,125	3.10
Exercised	(997,608)	1.74
Forfeited/Cancelled	(18,002)	3.44

Outstanding at December 31, 2012	13,838,894	2.29
Granted	4,069,507	5.77
Exercised	(616,184)	1.78
Forfeited	(390,070)	4.38

Outstanding at December 31, 2013	16,902,147	$3.10

The following table summarizes information about stock options outstanding under the 2007 Plan at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.61 - $1.66	5,978,634	7.5	$1.66	3,089,213	$1.66
$1.70 - $2.58	4,949,401	7.8	$2.19	2,634,178	$2.14
$3.12 - $8.18	5,974,112	8.4	$5.30	2,187,342	$4.95

$1.61 - $8.18	16,902,147	7.9	$3.10	7,910,733	$2.73

As of December 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was approximately $43.7 million and $23.5 million, respectively. The aggregate intrinsic value of options exercised was $3.1 million, $4.6 million and $531,000 during the year ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the weighted average remaining contractual term for options exercisable was 7.6 years.

Employee Stock Purchase Plan

In June 2013, the Company’s stockholders approved the Company’s 2013 Employee Stock Purchase Plan (“ESPP”), which permits the Company’s eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Payroll deductions may not exceed 15% of the participant’s cash compensation subject to certain limitations, and the purchase price will not be less than 85% of the lower of the fair market value of the stock at either the beginning of the applicable “Offering Period” or the Purchase Date. Each Offering Period is 24 months, with new Offering Periods commencing every six months on the dates of June 1 and December 1 of each year. Each Offering Period consists of four (4) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the last business day of May and November. The assumptions used for the year ended December 31, 2013 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during 2013 are as follows: expected term between 0.45 and 1.95 years; expected volatility between 46.6% and 72.8%, risk-free interest rate between 0.07% and 0.26%, and expected dividend yield of 0%. At December 31, 2013, total unrecognized estimated stock-based compensation expense related to the ESPP was approximately $370,000, which is expected to be recognized over a weighted-average period of approximately 9 months. A total of 6,000,000 shares of the Company’s common stock have been reserved for issuance under the ESPP plan. 45,285 and 0 shares were issued under the ESPP during the years ended December 31, 2013 and 2012, respectively.

Common stock reserved for future issuance consists of the following at December 31, 2013:

Common stock warrants	17,869,618
Available for future issuance under ESPP	5,954,715
Stock options issued and outstanding	16,902,147
Authorized for future option grants	3,938,042

44,664,522

9. Income Taxes

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2013	2012	2011
Income tax expense (benefit) at statutory rates	$(27,184)	$(31,532)	$(9,820)
State income tax, net of federal benefit	(4,242)	(5,073)	(1,190)
Permanent items	804	359	363
FIN 48	2,629	69	177
Research and development credits	(5,492)	(344)	(885)
Stock-based compensation	760	447	2,251
Removal of net operating losses and research and development credits	—	—	110,861
Change in valuation allowance—eliminated net operating losses and R&D credits	—	—	(110,861)
Change in valuation allowance	32,725	36,074	9,104

Income tax expense (benefit)	$—	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$63,794	$10,130
Research and development credits	4,752	2,005
Capitalized research and development expenditures	2,859	28,939
Deferred revenue	15,716	17,113
Stock-based compensation	8,919	5,830
Other, net	1,884	1,284

Total deferred tax assets	97,924	65,301
Valuation allowance for deferred tax assets	(85,330)	(65,301)

Deferred tax assets, net of valuation allowance	12,594	—

Deferred tax liabilities:

Convertible debt	(12,594)	—

Total deferred tax liabilities	(12,594)	—

	$—	$—

At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $422.2 million and $396.5 million, respectively. The federal and state loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2013, the Company has federal and state research and development tax credits of $16.9 million and $4.8 million, respectively. The federal research and development tax credits begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely.

Approximately $11.4 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in-capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2013. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2011. The analysis to determine the limitation of NOLs and credits as a result of the ownership changes has not been finalized. Based on our preliminary analysis of the limitation of our net operating losses and federal credits, the Company has removed deferred tax assets for net operating losses of $254.1 million and $231.1 million for federal and state, respectively, and federal research and development credits of $9.6 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company will reassess the amount of net operating losses and federal credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Gross unrecognized tax benefits at the beginning of the year	$3,239	$3,134	$2,935
Increases related to current year tax positions	1,167	105	212
Decreases related to prior year tax positions	1,990	—	(13)
Expiration of unrecognized tax benefits	—	—	—

Gross unrecognized tax benefits at the end of the year	$6,396	$3,239	$3,134

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2013, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2013, the Company had no interest or penalties accrued for uncertain tax positions.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company does not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The tangible property regulations will require the Company to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations and its footnote disclosures.

The American Taxpayer Relief Act of 2012 was enacted into law during the first quarter of 2013 and reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. The effective tax rate for 2013 reflects a benefit of $2.8 million related to 2012 resulting from the retroactive extension of the United States research and development tax credit.

10. Litigation

In May 2013, the Company received a shareholder demand alleging that certain option grants to the Company’s President and Chief Executive Officer, Michael A. Narachi, the Company’s Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and the Company’s Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the 2007 Plan as to the number of shares of the Company’s common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of the Company’s fiscal years. The Company refers to this limit as the 162(m) Award Limit. The Company’s board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to the Company’s board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the 2007 Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of the Company’s board of directors under its charter and the 2007 Plan, (4) the expectations of the award recipients and (5) the intent of the Company’s board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the 2007 Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the 2007 Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the 2007 Plan, with the approval of the Company’s board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which the Company refers to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the 2007 Plan as of that date. Any grants under the 2007 Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of the Company filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s officers and the members of the Company’s board of directors in the United States District Court, for the Southern District of California, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on the Company’s behalf against certain of the Company’s officers and current and former members of the Company’s board of directors in the Superior Court for the State of California, County of San Diego, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. Although the Company’s management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. However, the Company does not believe that the outcome would have a material adverse effect on the Company.

It is possible that securities class action litigation may be brought against the Company following stock price declines related to the release of information regarding the Company’s NB32 NDA or clinical trial results, including the Light Study or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject the Company to significant liabilities.

11. Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2013, 2012 and 2011, the Company’s matching contributions to the plan were approximately $262,000, $153,000 and $158,000 respectively.

12. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$857	$857	$857	$857
Total operating expenses	20,255	19,120	19,438	21,813
Net loss	(19,368)	(18,246)	(18,572)	(21,485)
Net loss per share—basic and diluted(1)	$(0.21)	$(0.19)	$(0.19)	$(0.21)

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$857	$857	$857	$857
Total operating expenses	11,312	17,564	31,457	33,334
Net loss	(10,414)	(16,661)	(30,564)	(32,455)
Net loss per share—basic and diluted(1)	$(0.16)	$(0.25)	$(0.44)	$(0.41)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Orexigen Therapeutics, Inc. and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 13, 2014

Item 9B. Other Information

On October 2, 2013, we entered into a supply agreement with Mallinckrodt LLC. Pursuant to the supply agreement, which was made effective as of January 1, 2013, Mallinckrodt will manufacture commercial supplies of naltrexone for use in our drug products. We will pay a certain fixed price for such naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone, which are intended for commercial sale, provided that certain terms and conditions are met.

The initial term of the supply agreement commenced in January 2013 and will continue through December 2014. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. Either party may terminate the supply agreement upon specified written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of our drug products containing naltrexone, (b) any of our drug products containing naltrexone fail during clinical trials and we withdraw our NDA, or (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2014 annual meeting of stockholders, or the definitive proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2013.

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

Item 11. Executive Compensation

Information regarding Executive Compensation is hereby incorporated by reference to our definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our definitive proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our definitive proxy statement.

Item 14. Principal Accounting Fees and Services

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to our definitive proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following financial statements of Orexigen Therapeutics, Inc. are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

4.4(15)	Form of Warrant to Purchase Common Stock

4.5(22)	Indenture dated as of December 6, 2013, by and between the Registrant and Wilmington Trust, National Association, as trustee

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(6)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(7)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.5(23)	2013 Employee Stock Purchase Plan

10.6†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.7†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2003 by and between the Registrant and Oregon Health & Science University

10.9†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.10†(1)	Amendment No. 1 to License Agreement dated December 22, 2004 by and between the Registrant and Duke University

10.11†(1)	Amendment No. 2 to License Agreement dated July 27, 2006 by and between the Registrant and Duke University

10.12(3)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.13(3)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.14(4)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.15†(5)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

10.16#(6)	Form of Chief Executive Officer Employment Agreement

Exhibit Number	Description
10.17†(8)	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

10.18†(8)	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.19†(9)	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.20#(10)	Separation Agreement dated February 16, 2011 by and between the Registrant and Graham K. Cooper

10.21#(11)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan

10.22(13)†	Amendment No. 3 to the License Agreement dated June 8, 2011 by and between the Registrant and Duke University

10.23#(12)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A. Narachi

10.24#(12)	Form of Amendment No. 1 to Employment Agreement between the Registrant and Mark Booth

10.25#(14)	Amendment No. 2 to Amended and Restated Employment Agreement between Mark Booth and the Company dated November 1, 2011

10.26#(16)	Amendment No. 3 to Amended and Restated Employment Agreement dated March 15, 2012 by and between the Registrant and Mark Booth

10.27(17)	Partial Lease Termination Agreement dated March 2, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.28#(18)	Amended and Restated Independent Director Compensation Policy

10.29(19)	Second Amendment to Lease dated February 15, 2013 by and between the Registrant and Mullrock3 Torrey Pines, LLC

10.30#(20)	Amendment No. 4 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Mark Booth

10.31#(20)	Amendment No. 1 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and each of Joseph P. Hagan, Preston Klassen, M.D. and Heather D. Turner

10.32#(20)	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Michael A. Narachi

10.33#(21)	Amendment to the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan

10.34†	Naltrexone Hydrochloride Supply Agreement effective as of January 1, 2013 by and between the Registrant and Mallinckrodt LLC

10.35†	Amendment Number 1 to Collaboration Agreement dated September 26, 2013 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.36†	Amendment No. 1 to Manufacturing Services Agreement dated November 1, 2013 by and between the Registrant, Patheon Pharmaceuticals Inc. and Patheon Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements and footnotes from the Orexigen Therapeutics Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.
(6)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(7)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2010.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2010.
(10)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.
(11)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.
(12)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.
(13)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 8, 2011.
(14)	Filed with the Registrant’s Current Report on Form 8-K on November 1, 2011.
(15)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(16)	Filed with the Registrant’s Current Report on Form 8-K on March 16, 2012.
(17)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2012.
(18)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 12, 2013.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2013.
(20)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2013.
(21)	Filed with the Registrant’s Current Report on Form 8-K on September 23, 2013.
(22)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.
(23)	Filed with the Registrant’s Registration Statement on Form S-8 on June 6, 2013.
†

Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

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

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

By:	/s/ MICHAEL A. NARACHI
Michael A Narachi President and Chief Executive Officer

Dated: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL A. NARACHI Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	March 13, 2014

/s/ JOSEPH P. HAGAN Joseph P. Hagan	Chief Business Officer (Principal Financial and Accounting Officer)	March 13, 2014

/s/ ECKARD WEBER Eckard Weber, M.D.	Chairman of the Board of Directors	March 13, 2014

/s/ LOUIS C. BOCK Louis C. Bock	Director	March 13, 2014

/s/ WENDY DIXON Wendy Dixon, Ph.D.	Director	March 13, 2014

/s/ BRIAN H. DOVEY Brian H. Dovey	Director	March 13, 2014

/s/ PETER K. HONIG Peter K. Honig, M.D.	Director	March 13, 2014

/s/ DAVID J. ENDICOTT David J. Endicott	Director	March 13, 2014

/s/ PATRICK MAHAFFY Patrick Mahaffy	Director	March 13, 2014

/s/ LOTA S. ZOTH Lota S. Zoth	Director	March 13, 2014