Form 10-Q
period 2014-03-31
Orexigen Therapeutics, Inc.
filed 2014-05-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

As of May 5, 2014, the registrant had 116,327,411 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$37,563	$98,121
Investment securities, available-for-sale	117,528	78,875
Prepaid expenses and other current assets	1,289	1,286

Total current assets	156,380	178,282
Property and equipment, net	650	630
Other long-term assets	903	1,032
Restricted cash	177	177

Total assets	$158,110	$180,121

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,442	$4,787
Accrued clinical trial expenses	7,673	7,886
Accrued expenses	5,120	6,751
Deferred revenue, current portion	3,429	3,429

Total current liabilities	21,664	22,853
Long-term convertible debt	80,973	80,031
Deferred revenue, less current portion	34,286	35,143
Other long-term liabilities	337	232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2014 and December 31, 2013; 111,611,964 and 104,970,200 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	112	105
Additional paid-in capital	560,105	556,235
Accumulated other comprehensive income (loss)	6	(3)
Accumulated deficit	(539,373)	(514,475)

Total stockholders’ equity	20,850	41,862

Total liabilities and stockholders’ equity	$158,110	$180,121

See accompanying notes.

Note: The Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Collaborative agreement	$857	$857

Total revenues	857	857
Operating expenses:
Research and development	17,001	15,155
General and administrative	7,010	5,100

Total operating expenses	24,011	20,255

Loss from operations	(23,154)	(19,398)
Other income (expense):
Interest income	26	31
Interest and other expense	(1,770)	(1)

Total other income (expense)	(1,744)	30

Net loss	$(24,898)	$(19,368)

Basic and diluted net loss per share	$(0.23)	$(0.21)

Basic and diluted shares used in computing net loss per share	109,249	90,336

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net Loss	$(24,898)	$(19,368)
Other comprehensive loss
Unrealized gain (loss) on investment securities	9	(2)

Other comprehensive gain (loss)	9	(2)

Comprehensive income loss	$(24,889)	$(19,370)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(24,898)	$(19,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	222	179
Accretion of debt discount	942	—
Amortization of debt issuance costs	10	—
Depreciation	8	76
Stock-based compensation	3,597	2,403
Deferred revenue	(857)	(857)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3)	(507)
Other assets	119	—
Accounts payable and accrued expenses	(1,189)	(4,665)
Deferred rent and lease incentives	105	(37)

Net cash used in operating activities	(21,944)	(22,776)
Investing activities
Purchases of securities available-for-sale	(50,115)	(18,577)
Maturities of securities available-for-sale	11,250	29,965
Purchase of property and equipment	(28)	—

Net cash provided by (used in) investing activities	(38,893)	11,388
Financing activities
Proceeds from issuance of common stock	279	110

Net cash provided by financing activities	279	110

Net decrease in cash and cash equivalents	(60,558)	(11,278)
Cash and cash equivalents at beginning of period	98,121	78,332

Cash and cash equivalents at end of period	$37,563	$67,054

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of March 31, 2014, had an accumulated deficit of $539.4 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

The balance sheet as of December 31, 2013 has been derived from the audited financial statements as of December 31, 2013 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of Accounting Standards Update (“ASU”) No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable, and collectability is reasonably assured. The adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and the adoption did not have a material impact on the Company’s financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss attributable to common stockholders	$(24,898)	$(19,368)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	109,249	90,336

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.21)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	14,042	—
Common stock warrants outstanding	11,370	29,604
Common stock options outstanding	19,298	16,811

	44,710	46,415

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Maturity in Years	Amortized Cost	Unrealized
			Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$1,000	$—	$—	$1,000
U.S. government agency securities	Less than 1	100,615	16	(8)	100,623
U.S. government agency securities	1 to 2	15,906	3	(4)	15,905

Total investment securities		$117,521	$19	$(12)	$117,528

December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$77,877	$4	$(7)	$77,874
U.S. Treasury securities	Less than 1	1,001	—	—	1,001

Total investment securities		$78,878	$4	$(7)	$78,875

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2014 and 2013.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$34,375	$34,375	$—	$—
U.S. Treasury securities	3,001	—	3,001	—
U.S. government agency securities	116,528	—	116,528	—

Total financial instruments owned	$153,904	$34,375	$119,529	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2014	December 31, 2013
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	396	422
Leasehold improvements	5	557	557
Asset under construction		546	518

		2,578	2,576
Less accumulated depreciation and amortization		(1,928)	(1,946)

		$650	$630

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued compensation related expenses	$1,842	$4,774
Accrued research and development expenses	1,552	1,273
Accrued interest on convertible notes	1,037	220
Accrued legal and professional expenses	553	355
Other accrued liabilities	136	129

	$5,120	$6,751

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2014 and 2013 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative	$2,476	$1,738
Research and development	1,121	665

	$3,597	$2,403

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2014	2013
Expected life (in years)	5.6	6.0
Expected volatility	107.3%	92.7%
Risk-free interest rate	1.8%	1.1%
Expected dividend yield	—	—

9. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize NB32 (formerly referred to as Contrave) in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of NB32 in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For each of the three months ended March 31, 2014 and 2013, the Company recognized revenues under this agreement of $857,000. At March 31, 2014, deferred revenue under this agreement totaled $37.7 million.

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

The Company accounts separately for the liability and equity components of the 2020 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the 2020 Notes without the conversion option. The Company estimated the implied interest rate of its 2020 Notes to be 8.69%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2020 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million in aggregate principal amount. The $31.3 million difference between the cash proceeds of $111.0 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2020 Notes were not considered redeemable.

A summary of the liability and equity components of the 2020 Notes is as follows at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(34,027)	(34,969)

Long term convertible debt	$80,973	$80,031

Remaining amortization period of discount on the liability component	6.8 years	7.0 years
Carrying value of equity component, net of issuance costs	$31,178	$31,178

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

On December 6, 2013, a plaintiff claiming to be a shareholder of the Company filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s officers and the members of the Company’s board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on the Company’s behalf against certain of the Company’s officers and current and former members of the Company’s board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. Although the Company’s management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. However, the Company does not believe that the outcome would have a material adverse effect on the Company.

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

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “indicates,” “suggests,” “assuming,” “designed,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential,” “probability” or other similar expressions that are intended to identify forward-looking statements. These statements are based on our current beliefs and expectations.

These statements include but are not limited to statements regarding: the Special Protocol Assessment, or SPA, and the protocol for the NB32 cardiovascular outcomes trial, or Light Study; the probability of success of the Light Study; the potential for, and timing of, approval of the New Drug Application, or NDA, for NB32; the benefit risk profile for NB32; the potential for past NB32 clinical trials to predict the outcome of future NB32 clinical trials; our plans to seek a commercialization partner in territories outside of North America; the potential to demonstrate the real world weight loss potential of NB32 with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; and the potential for the FDA to approve an NDA for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

Background

We are a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Our product candidates are NB32 (formerly referred to as Contrave®), which has completed Phase III clinical trials and which is currently being studied in a cardiovascular outcomes trial, and Empatic™, which has completed Phase II clinical trials. Each of these product candidates is a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized in the United States and in a majority of the member countries of the European Union. We are developing these combinations in an effort to demonstrate adequate efficacy and safety for potential regulatory approval. We submitted applications for regulatory approval of NB32 in the United States and the European Union, with potential approvals in 2014. We have not yet received regulatory approval in the United States or the European Union for either product candidate.

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

In October 2013, we submitted a Marketing Authorization Application for NB32 to the European Medicines Agency, or EMA. This submission is being reviewed for the first time. We received the Day 120 List of Questions from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, and will submit the Company’s responses this month. We are confident that NB32 will receive a positive benefit-risk assessment from the CHMP at the conclusion of its review.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of March 31, 2014, we had an accumulated deficit of $539.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $857,000 in revenue for the three months ending March 31, 2014, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize NB32 in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

Other than the amortization of the upfront payment of $50.0 million from Takeda, we do not expect to generate any significant revenues from licensing, achievement of milestones or product sales unless and until we are able to obtain regulatory approval of, and commercialize, our product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consisted primarily of costs associated with clinical trials managed by our contract research organizations, or CROs, product development efforts, raw materials, inventory, and manufacturing-related expenses. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for NB32 and Empatic. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2014 and 2013. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Costs of external service providers:
Obesity	$13,019	$12,155
Other	92	81

Subtotal	13,111	12,236
Internal costs	2,769	2,254
Stock-based compensation	1,121	665

Total research and development expenses	$17,001	$15,155

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

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate general and administrative expenses to remain generally unchanged.

Other Income (Expense)

Other income consists of interest earned on our cash, cash equivalents and investment securities. Interest expense in the first quarter of 2014 increased as compared to the same period in 2013, and consisted primarily of accretion of the discount on our convertible senior notes.

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

There were no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013

Revenues. Revenues for each of the three months ended March 31, 2014 and 2013 were $857,000 and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $17.0 million for the three months ended March 31, 2014 from $15.2 million for the comparable period during 2013. This increase of approximately $1.8 million was due primarily to an increase in pre-launch expenses for NB32 including raw materials, inventory, and manufacturing-related expenses of $6.4 million, an increase in salaries and personnel related costs of $667,000 and an increase in stock-based compensation expense of $456,000. These increases were partially offset by a $5.6 million decrease in expenses in connection with our NB32 CVOT, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $7.0 million for the three months ended March 31, 2014 from $5.1 million for the comparable period during 2013. This increase of approximately $1.9 million was due primarily to an increase in stock-based compensation expense of $738,000, an increase in legal fees of $544,000, an increase in market research costs of $366,000 and an increase in salaries and personnel related costs of $202,000.

Interest and Other Income. Interest income decreased to $26,000 for the three months ended March 31, 2014 from $31,000 for the comparable period during 2013. This decrease of $5,000 was due to lower interest rates as compared to 2013.

Interest and Other Expense. Interest and other expense increased to $1.8 million for the three months ended March 31, 2014 from $1,000 for the comparable period during 2013. This increase was primarily due to $817,000 in interest accrued for the 2020 Notes and $942,000 in amortization of the discount of the liability component of the 2020 Notes during the first quarter of 2014.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities. Through March 31, 2014, we received net proceeds of approximately $574.2 million from the issuance of equity and debt securities as follows:

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

As of March 31, 2014, we had $37.6 million in cash and cash equivalents and an additional $117.5 million in investment securities, available-for-sale. As of March 31, 2014, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $21.9 million and $22.8 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $38.9 million and for the three months ended March 31, 2014 and the net cash provided by investing activities was $11.4 million for the three months ended March 31, 2013. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $279,000 and $110,000 for the three months ended March 31, 2014 and 2013, respectively. The net cash used in financing activities in 2014 and 2013 was a result of proceeds from the issuance of common stock due to exercises of stock options.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2014, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.

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

A key constituent of NB32 and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20’s. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for both NB32 and Empatic, if approved. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban ®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither NB32 nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, we expect that a similar warning statement will be required on labeling for both NB32 and Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these product candidates, if approved.

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

If approved and commercialized, both NB32 and Empatic will compete with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí ® , which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than we or our collaborative partner intend to charge for our product candidates, if approved. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for, our product candidates. In addition, in June 2012, Arena Pharmaceuticals, Inc., or Arena, obtained FDA approval for its product, locaserin. In July 2012, Vivus, Inc. obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. Eisai Inc., commercially launched locaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may build a significant competitive advantage prior to the time we and our collaborative partner are able to market NB32, or we or any future collaborative partner are able to market Empatic, if approved. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the labeling for NB32 or Empatic and/or our ability to gain approval of the NDA for NB32 or Empatic and, if approved, our and our collaborative partner’s ability to effectively market and sell NB32 or Empatic. If such products are successfully marketed, they could represent additional competition and potential negative pricing pressure with respect to NB32 or Empatic.

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

We have also filed patent applications, directed to various treatment and formulation aspects of NB32, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer NB32 tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries. In addition, the dose escalation schedule of Contrave is protected by U.S. patent 8,722,085, which is expected to expire in November 2027. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have patent applications pending in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for NB32 in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, NB32 and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2014, we had an accumulated deficit of approximately $539.4 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2014 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively. Additionally, the future utilization of our net operating loss carryforwards and credits to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards and credits, which could have an adverse effect on our results of operations. We completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2013. As a result of the study, it was determined that we experienced several ownership changes during this period with the last one occurring in December 2011. The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. When this analysis is finalized, we will reassess the amount of net operating losses and federal credits subject to limitation under Section 382.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2014, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $5.48 to a high sale price of $7.82. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of May 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 39% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(3)	Form of Warrant to Purchase Common Stock
4.3(4)	Indenture dated as of December 6, 2013 by and between the Registration and Wilmington Trust, National Association, as trustee
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 9, 2014	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(3)	Form of Warrant to Purchase Common Stock
4.3(4)	Indenture dated as of December 6, 2013 by and between the Registration and Wilmington Trust, National Association, as trustee
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.