Form 10-Q
period 2014-06-30
Orexigen Therapeutics, Inc.
filed 2014-08-08
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of August 8, 2014, the registrant had 122,534,843 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(See note below)
Assets
Current assets:
Cash and cash equivalents	$31,107	$98,121
Investment securities, available-for-sale	102,194	78,875
Prepaid expenses and other current assets	5,840	1,286

Total current assets	139,141	178,282
Property and equipment, net	675	630
Other long-term assets	884	1,032
Restricted cash	177	177

Total assets	$140,877	$180,121

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,071	$4,787
Accrued clinical trial expenses	7,746	7,886
Accrued expenses	5,326	6,751
Deferred revenue, current portion	3,429	3,429

Total current liabilities	24,572	22,853
Long-term convertible debt	81,928	80,031
Deferred revenue, less current portion	33,429	35,143
Other long-term liabilities	401	232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2014 and December 31, 2013; 122,531,843 and 104,970,200 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	123	105
Additional paid-in capital	564,292	556,235
Accumulated other comprehensive income (loss)	12	(3)
Accumulated deficit	(563,880)	(514,475)

Total stockholders’ equity	547	41,862

Total liabilities and stockholders’ equity	$140,877	$180,121

See accompanying notes.

Note: The Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Collaborative agreement	$857	$857	$1,714	$1,714

Total revenues	857	857	1,714	1,714
Operating expenses:
Research and development	16,726	13,094	33,727	28,249
General and administrative	6,933	6,026	13,943	11,126

Total operating expenses	23,659	19,120	47,670	39,375

Loss from operations	(22,802)	(18,263)	(45,956)	(37,661)
Interest and other (expense) income, net:
Interest income	26	17	52	48
Interest expense	(1,731)	—	(3,501)	(1)

Total interest and other (expense) income, net	(1,705)	17	(3,449)	47

Net loss	$(24,507)	$(18,246)	$(49,405)	$(37,614)

Net loss per share	$(0.21)	$(0.19)	$(0.43)	$(0.41)

Shares used in computing net loss per share	117,987	94,986	113,642	92,674

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(24,507)	$(18,246)	$(49,405)	$(37,614)
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities	6	(14)	15	(16)

Other comprehensive gain (loss)	6	(14)	15	(16)

Comprehensive loss	$(24,501)	$(18,260)	$(49,390)	$(37,630)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(49,405)	$(37,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	428	398
Amortization of debt discount	1,897	—
Amortization of debt issuance costs	21	—
Depreciation	46	79
Stock-based compensation	7,397	5,330
Deferred revenue	(1,714)	(1,714)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,553)	(1,494)
Other assets	127	—
Accounts payable and accrued expenses	1,720	(6,431)
Deferred rent and lease incentives	169	(86)

Net cash used in operating activities	(43,867)	(41,532)
Investing activities
Purchases of securities available-for-sale	(51,378)	(23,421)
Maturities of securities available-for-sale	27,645	41,900
Purchase of property and equipment	(91)	—

Net cash (used in) provided by investing activities	(23,824)	18,479
Financing activities
Proceeds from issuance of common stock	677	534

Net cash provided by financing activities	677	534

Net decrease in cash and cash equivalents	(67,014)	(22,519)
Cash and cash equivalents at beginning of period	98,121	78,332

Cash and cash equivalents at end of period	$31,107	$55,813

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of June 30, 2014, had an accumulated deficit of $563.9 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

2. Summary of Significant Accounting Policies

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to clinical trials managed by the Company’s contract research organizations, pre-launch expenses for NB32, license fees and salaries and related benefits. Clinical trial costs are a significant component of research and development expenses. These costs are accrued based on estimates of work performed, and require estimates of total costs incurred based on patients enrolled, progress of clinical studies and other events. Clinical trial costs are subject to revision as the trials progress and revisions are charged to expense in the period in which they become known.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years beginning after December 16, 2016, including interim periods within that reporting period, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and related disclosures.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(24,507)	$(18,246)	$(49,405)	$(37,614)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	117,987	94,986	113,642	92,674

Basic and diluted net loss per share	$(0.21)	$(0.19)	$(0.43)	$(0.41)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	14,042	—	14,042	—
Common stock warrants outstanding	572	24,529	572	24,529
Common stock options outstanding	19,613	17,286	19,613	17,286

	34,227	41,815	34,227	41,815

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally government agencies and debt instruments of financial institutions, corporations with investment grade credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$94,395	$9	$(2)	$94,402
U.S. government agency securities	1 to 2	7,787	5	—	7,792

Total investment securities		$102,182	$14	$(2)	$102,194

December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$77,877	$4	$(7)	$77,874
U.S. Treasury securities	Less than 1	1,001	—	—	1,001

Total investment securities		$78,878	$4	$(7)	$78,875

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2014 and 2013.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$29,233	$29,233	$—	$—
U.S. government agency securities	102,194	—	102,194	—

Total financial instruments owned	$131,427	$29,233	$102,194	$—

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2014	December 31, 2013
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	440	422
Leasehold improvements	4	557	557
Laboratory equipment	5	566	—
Asset under construction		—	518

		2,642	2,576
Less accumulated depreciation and amortization		(1,967)	(1,946)

		$675	$630

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation related expenses	$2,758	$4,774
Accrued research and development expenses	1,792	1,273
Accrued interest on convertible notes	264	220
Accrued legal and professional expenses	426	355
Other accrued liabilities	86	129

	$5,326	$6,751

8. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2014 and 2013 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$2,630	$2,060	$5,107	$3,798
Research and development	1,170	868	2,290	1,532

	$3,800	$2,928	$7,397	$5,330

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (in years)	5.6	5.9	5.6	6.0
Expected volatility	107.3%	92.7%	107.3%	92.7%
Risk-free interest rate	1.9%	1.3%	1.8%	1.2%
Expected dividend yield	—	—	—	—

9. Convertible debt

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

On June 27, 2014, the Company’s stockholders approved a flexible conversion option that allows the Company to settle conversions of the 2020 Notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. Prior to this approval, the 2020 Notes could only be settled in shares of the Company’s common stock (together with cash in lieu of any fractional shares). The conversion rate for the Notes will initially be 122.1225 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $8.19 per share of common stock, and is subject to adjustment under the terms of the Notes.

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

A summary of the liability and equity components of the 2020 Notes is as follows at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(33,072)	(34,969)

Long term convertible debt	$81,928	$80,031

Remaining amortization period of discount on the liability component	6.5 years	7.0 years
Carrying value of equity component, net of issuance costs	$31,178	$31,178

10. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize NB32 in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of NB32 in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. For the three and six months ended June 30, 2014 and 2013, the Company recognized revenues under this agreement of $857,000, $857,000, $1.7 million and $1.7 million, respectively. At June 30, 2014, deferred revenue under this agreement totaled $36.9 million. At June 30, 2014, Prepaid Expenses and Other Current Assets includes a $4.1 million receivable from Takeda for the purchase of pre-launch inventory supply of NB32 which was recorded as a reduction of Research and Development expense.

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

11. Litigation

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

On December 6, 2013, a plaintiff claiming to be a shareholder of the Company filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s officers and the members of the Company’s board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on the Company’s behalf against certain of the Company’s officers and current and former members of the Company’s board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. A hearing on the motion to dismiss is currently scheduled for September 22, 2014. The current deadline to file a response to the Wilkin complaint is August 13, 2014. Although the Company’s management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. However, the Company does not believe that the outcome would have a material adverse effect on the Company.

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

In December 2013, we resubmitted the NDA for NB32 to the FDA, seeking approval for NB32 and in January 2014, the FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 10, 2014 for its review of the resubmission, which was later reassigned one day beyond the original date to June 11, 2014 due to an FDA inadvertent administrative error. In June 2014, the FDA extended its review of the NDA for NB32 and assigned a new PDUFA goal date of September 11, 2014. The FDA indicated that the extension is needed to reach agreement on post-marketing obligations related to the previously agreed upon evaluation of cardiovascular outcomes of NB32. Pursuant to an agreement with the FDA, the independent Data Monitoring Committee’s summary report of the interim analysis from the Light Study formed the basis of the resubmission of the NDA, and the clinical study report for the interim analysis was supplied to the FDA in February 2014.

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

In October 2013, we submitted a Marketing Authorization Application for NB32 to the European Medicines Agency, or EMA. This submission is being reviewed for the first time. We received the Day 180 List of Outstanding Issues from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, and plan to submit our response in September.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of June 30, 2014, we had an accumulated deficit of $563.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $1.7 million in revenue for the six months ending June 30, 2014, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize NB32 in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2014 and 2013. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Costs of external service providers:
Obesity	$12,859	$9,963	$25,878	$22,118
Other	93	91	185	173

Subtotal	12,952	10,054	26,063	22,291
Internal costs	2,604	2,172	5,374	4,426
Stock-based compensation	1,170	868	2,290	1,532

Total research and development expenses	$16,726	$13,094	$33,727	$28,249

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development, if any, of our product candidates for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the Light Study for NB32 or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. With respect to Empatic, prior to initiating Phase III studies, we plan to seek a collaboration partner to help fund Phase III clinical development of and, if approved, commercialization of this product candidate. However, we cannot forecast with any degree of certainty whether such a collaboration arrangement will be secured, if at all, and to what degree such arrangement would affect our development plans and capital requirements. As such, until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on the timing of the Light Study and any other additional clinical trials for NB32, if any, our financial resources, our ability to secure a collaboration partner for, as well as decisions made with respect to the development of, Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect NB32 to be commercially available in any major market until the fourth quarter of 2014, at the earliest, if at all, and Empatic to be commercially available in any major market for at least several years, if at all.

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

Interest and Other (Expense), Income net

Interest and Other (Expense), Income net, consists principally of interest expense incurred on the 2020 Notes, offset by income earned on marketable securities.

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

There were no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of three months ended June 30, 2014 to three months ended June 30, 2013

Revenues. Revenues for each of the three months ended June 30, 2014 and 2013 were $857,000 and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $16.7 million for the three months ended June 30, 2014 as compared to $13.1 million for the comparable period during 2013. This increase of approximately $3.6 million was due primarily to an increase in pre-launch expenses for NB32 including raw materials, inventory, and manufacturing-related expenses of $4.7 million, an increase in salaries and personnel related costs of $349,000 and an increase in stock-based compensation expense of $302,000. These increases were partially offset by a $2.0 million decrease in expenses in connection with our NB32 CVOT, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $6.9 million for the three months ended June 30, 2014 from $6.0 million for the comparable period during 2013. This increase of approximately $900,000 was due primarily to an increase in stock-based compensation expense of $570,000, an increase in professional fees of $239,000 and an increase in salaries and personnel related costs of $59,000.

Interest and Other Expense, net. Interest and other expense, net increased to $1.7 million in expense for the three months ended June 30, 2014 from $17,000 in other income for the comparable period during 2013. This increase was primarily due to $764,000 in interest accrued for the 2020 Notes and $955,000 in amortization of the discount of the liability component of the 2020 Notes.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013

Revenues. Revenues for each of the six months ended June 30, 2014 and 2013 were $1.7 million and represent revenue recognized under our collaboration agreement with Takeda.

Research and Development Expenses. Research and development expenses increased to $33.7 million for the six months ended June 30, 2014 from $28.2 million for the comparable period during 2013. This increase of approximately $5.5 million was due primarily to an increase in pre-launch expenses for NB32 including raw materials, inventory, and manufacturing-related expenses of $11.2 million, an increase in salaries and personnel related costs of $1.0 million and an increase in stock-based compensation expense of $758,000. These increases were partially offset by a $7.6 million decrease in expenses in connection with our NB32 CVOT, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $13.9 million for the six months ended June 30, 2014 from $11.1 million for the comparable period during 2013. This increase of approximately $2.8 million was due primarily to an increase in stock-based compensation expense of $1.3 million, an increase in professional fees of $783,000, an increase in market research costs of $284,000 and an increase in salaries and personnel related costs of $260,000.

Interest and Other Expense, net. Interest and other expense, net increased to $3.5 million in expense for the six months ended June 30, 2014 from $47,000 in other income for the comparable period during 2013. This increase was primarily due to $1.6 million in interest accrued for the 2020 Notes and $1.9 million in amortization of the discount of the liability component of the 2020 Notes.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through June 30, 2014, we received net proceeds of approximately $574.2 million from the sale of shares of our preferred and common stock and 2020 Notes as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million;

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million;

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and common stock warrants to purchase up to 56,461,730 shares for aggregate net proceeds of $86.9 million; and

•	in October 2013, we issued and sold a total of 11,000,000 shares of common stock for aggregate net proceeds of $56.5 million.

•	in December 2013, we issued the 2020 Notes for aggregate net proceeds of $110.5 million.

As of June 30, 2014, we had $31.1 million in cash and cash equivalents and an additional $102.2 million in investment securities, available-for-sale. As of June 30, 2014, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $43.9 million and $41.5 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $23.8 million and for the six months ended June 30, 2014 and net cash provided by investing activities was $18.5 million for the six months ended June 30, 2013. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $677,000 and $534,000 for the six months ended June 30, 2014 and 2013, respectively. The net cash used in financing activities in 2014 and 2013 was a result of proceeds from the issuance of common stock due to exercises of stock options and purchases under the employee stock purchase plan.

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

There has been no material change in the our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of June 30, 2014. Based on such evaluation, our management has concluded as of June 30, 2014, our disclosure controls and procedures are effective.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on our behalf against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. A hearing on the motion to dismiss is currently scheduled for September 22, 2014. The current deadline to file a response to the Wilkin complaint is August 13, 2014. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

We initiated the CVOT, which we refer to as the Light Study, in June 2012 and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. In November 2013, after sufficient MACE had occurred, NB32 successfully achieved the pre-established criteria for the interim analysis in order to enable resubmission of the NB32 NDA. In December 2013, we resubmitted the NDA for NB32 to the FDA and the FDA assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 10, 2014 for the review of the resubmission, which was later reassigned one day beyond the original date to June 11, 2014 due to an FDA inadvertent administrative error. In June 2014, the FDA extended its review of the NDA for NB32 and assigned a new PDUFA goal date of September 11, 2014. The FDA indicated that the extension is needed to reach agreement on post-marketing obligations related to the previously agreed upon evaluation of cardiovascular outcomes of NB32. Under the resubmission procedure set forth by the DMEP, we submitted the clinical study report for the interim analysis in February 2014. We plan to continue the Light Study, blinded, until the trial is completed, even if NB32 is approved by the FDA in September 2014.

Even with the December 2013 resubmission, the timing and potential approval of the NDA is still subject to a number of risks and uncertainties, including:

•

the potential for the FDA to issue a CRL or further delay or miss the scheduled PDUFA goal date of September 11, 2014 due to the FDA’s internal resource constraints, failure to reach agreement on any post-marketing obligations or other reasons; and

•

additional evaluation of the interim analysis and data from the continuing Light Study, including safety-related data, may produce negative or inconclusive results, or may be inconsistent with the initial conclusion that the interim analysis was successful.

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

The conduct of the Light Study has been, and will continue to be, a lengthy, expensive, complex and uncertain process requiring the expenditure of substantial resources. Even though the interim analysis met the pre-specified threshold for resubmission of the NDA, we can provide no assurance that the results of the interim analysis will support approval of the NDA whether as a result of the factors identified in the CRL or otherwise. Moreover, the interim analysis may not be predictive of future results in the Light Study. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials, including the Light Study, sufficient to support approval;

•	the FDA may not agree with our interpretation and characterization of efficacy and safety data from our clinical trials, including the Light Study;

•	the FDA may require additional preclinical or clinical studies;

•	the FDA may not approve of our third-party manufacturers’ processes and facilities;

•	the FDA may not approve of the formulation and/or the specifications of a product candidate;

•	the FDA may not agree with our proposed labeling;

•	the FDA may not approve our plan for any post-marketing requirement on cardiovascular outcomes; or

•	the FDA may change its approval policies, adopt new regulations or provide new guidance.

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

In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with NB32 will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m 2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m 2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or risk evaluation and mitigation strategy, or REMS.

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

Our clinical trials, including the Light Study, may fail to demonstrate acceptable levels of safety or efficacy of our product candidates, which could prevent or significantly delay their regulatory approval. *

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of NB32, Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication. Based on our communications with the FDA, we must conduct a cardiovascular outcomes trial to assess NB32 compared to placebo on the occurrence of MACE, including nonfatal myocardial infarction, nonfatal stroke, or cardiovascular death in overweight and obese patients. The FDA has indicated that NB32 could be approved prior to completion of the cardiovascular outcomes trial based on the resubmission of interim data. We and the FDA estimated that such a study would require approximately 87 total MACE events by the interim data analysis to enable resubmission of the NB32 NDA for approval. In February 2012, we reached agreement with the FDA on the SPA for the CVOT. We initiated the CVOT, which we refer to as the Light Study, in June 2012. In November 2013, after sufficient MACE had occurred, NB32 successfully achieved the pre-established criteria for the interim analysis in order to enable resubmission of the NB32 NDA. In December 2013, we resubmitted the NDA for NB32 with the FDA and in January 2014, the FDA assigned a PDUFA goal date of June 10, 2014 for the review of the resubmission, which was later reassigned one day beyond the original date to June 11, 2014 due to an FDA inadvertent administrative error. In June 2014, the FDA extended its review of the NB32 NDA and a new PDUFA goal date of September 11, 2014 was assigned. However, even though the interim analysis met the pre-specified criteria for NDA resubmission, we can provide no assurance that the interim analysis or the Light Study will demonstrate acceptable levels of cardiovascular risk or that the interim analysis or results of the Light Study will support approval of the NB32 NDA.

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

With respect to Empatic, in September 2009, we announced the results of our latest Phase IIb clinical trial which we believe established that the combination of Empatic’s components is more effective than the individual components. It is not clear what magnitude of superiority the FDA will require Empatic to demonstrate versus the most active individual component in order to agree that Phase III clinical trials may be conducted against placebo only. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of NB32, which depending on the result of the NDA for NB32 and any additional studies we conduct for it, as well as the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, may adversely affect the development of Empatic. In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a cardiovascular outcomes trial. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with NB32, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a cardiovascular outcomes trial with NB32 will be sufficient. In addition, while the FDA reiterated its belief that the preclinical teratogenicity data for zonisamide and the pregnancy outcome data with Empatic from the Phase II clinical trials are very concerning, it will allow Phase III studies of Empatic to include women of childbearing potential with a body mass index, or BMI, >27kg/m 2 in the presence of at least one weight-related comorbidity such as hypertension, type 2 diabetes mellitus or dyslipidemia and a BMI >30 kg/m 2 without additional restrictions if appropriate safety measures and adequate informed consent are provided. The FDA noted that similar safety measures and understanding of risk in the Phase III trials may need to be applied in the intended marketed population if Empatic is approved. The FDA added that additional worrisome pregnancy outcome data in the Empatic trials may have an impact on approvability, labeling or REMS. However, we can provide no assurance that such guidance by the FDA related to Empatic will not change prior to or during any continued development of Empatic.

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

In October 2013, we submitted a community marketing authorization, or Community MA, application for NB32 to the EMA, utilizing the EMA’s centralized procedure, seeking approval of NB32 in the European Economic Area, or EEA, (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein) for the management of obesity, including weight loss. As part of this process, we have established the required pediatric investigation plan, or PIP, which has been agreed to by the EMA’s Pediatric Committee. The centralized procedure allows for the simultaneous approval of a product in all the Member States of the EEA. A Community MA application is reviewed by the CHMP. After submission and validation of the Community MA application, the CHMP generally has 210 days to complete its assessment and adopt an opinion on whether or not to recommend the granting of the Community MA. The 210 days period does not include the anticipated “clock stops” at specified points in the procedure, typically at day 120 (Consolidated List of Questions) and at day 180 (List of Outstanding Issues). The clock stops allow time for us to address the outstanding questions or issues raised by the CHMP. After day 180, depending on the List of Outstanding Issues, an oral hearing with the CHMP may be required to address specific issues. Assuming a positive opinion from the CHMP, the European Commission has to adopt a decision granting the Community MA, based on the CHMP opinion. The European Commission must adopt this decision within 67 days after receipt of the CHMP opinion, not counting clock stops as noted above.

In February 2014, we received from the EMA’s CHMP the Day 120 Consolidated List of Questions regarding our NB32 Community MA. The CHMP’s key questions were consistent with the issues raised by the FDA during the course of NB32 development and the initial review of the NDA, such as manufacturing and quality, non-clinical studies, dosing regimen, and, most significantly, cardiovascular safety. We believe the questions were adequately addressed in our response based in part on the interim analysis of the Light Study.

In July 2014, we received the day 180 List of Outstanding Issues, or the Day 180 LOI, from the CHMP for our NB32 Community MA. The Day 180 LOI raised new issues. Specifically, the CHMP requested further justification of the balance of benefits and risks of NB32 treatment as well as additional information regarding post-approval risk minimization measures and pharmacovigilance activities. Details were also requested of our third-party suppliers of bupropion related to the starting materials. In order to have the time to coordinate responses from these suppliers, we have requested an extension of one month and plan to submit our response to the Day 180 LOI in September. While we believe that the CHMP’s requests are addressable, we may not have sufficient data to respond or the EMA may ask for additional or different data in connection with its review of the Community MA which could result in additional delays in its potential approval. We can provide no assurance that the Community MA will be approved on this timeframe, or at all. Failure to obtain regulatory approval for our product candidates in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first two product candidates, NB32 and Empatic, with the goal of supporting regulatory approval for these product candidates. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2014, we had an accumulated deficit of approximately $563.9 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Even if one or more of our product candidates is approved for commercial sale, which we do not expect to occur, with respect to NB32, until September 2014 at the earliest, assuming the PDUFA goal date assigned by the FDA for the resubmitted NB32 NDA is not delayed further, we anticipate incurring significant costs associated with commercializing and continued development for any approved product. We may not achieve profitability soon after generating product sales, if ever. If we or our collaborative partner are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

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

We recently sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.*

In December of 2013, we sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2020 Notes. We will be required to pay interest on the 2020 Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the 2020 Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2020 Notes are convertible. On June 27, 2014, our stockholders approved a flexible conversion option that allows us to pay the conversion right on these 2020 Notes in cash and/or shares. The flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the 2020 Notes are convertible. However, we cannot guarantee that the flexible conversion option would result in the accounting treatment described above. The 2020 Notes may be converted, under the conditions and at the premium specified in those 2020 Notes, into shares of our common stock and/or into the cash equivalent of shares of our common stock. If converted into shares, the 2020 Notes will result in the dilution of our shareholders. If converted into cash, the 2020 Notes may require the payment of significant additional amounts above the initial principal. The payment of the interest payments, the repayment of the principal, and the potential payment of the conversion premium will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2020 Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2014, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.76 to a high sale price of $7.02. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 38.8% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. A hearing on the motion to dismiss is currently scheduled for September 22, 2014. The current deadline to file a response to the Wilkin complaint is August 13, 2014. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registration and Wilmington Trust, National Association, as trustee
10.1(6)†	Form of Acknowledgment Orexigen Therapeutics, Inc. Recoupment Policy
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(6)	Filed with the Registrant’s Current Report on Form 8-K on April 25, 2014.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 8, 2014	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registration and Wilmington Trust, National Association, as trustee
10.1(6)†	Form of Acknowledgment Orexigen Therapeutics, Inc. Recoupment Policy
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(6)	Filed with the Registrant’s Current Report on Form 8-K on April 25, 2014.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Indicates management contract or compensatory plan.