Form 10-Q
period 2014-09-30
Orexigen Therapeutics, Inc.
filed 2014-11-10
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of November 7, 2014, the registrant had 123,166,213 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)	(See note below)
Assets
Current assets:
Cash and cash equivalents	$68,358	$98,121
Accounts receivable	32,014	77
Investment securities, available-for-sale	50,277	78,875
Inventory	754	—
Prepaid expenses and other current assets	1,757	1,209

Total current assets	153,160	178,282
Property and equipment, net	718	630
Other long-term assets	426	1,032
Restricted cash	177	177

Total assets	$154,481	$180,121

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,743	$4,787
Accrued clinical trial expenses	6,932	7,886
Accrued expenses	6,631	6,751
Deferred revenue, current portion	3,429	3,429

Total current liabilities	21,735	22,853
Long-term convertible debt	82,911	80,031
Deferred revenue, less current portion	32,572	35,143
Other long-term liabilities	378	232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2014 and December 31, 2013; 123,073,090 and 104,970,200 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	123	105
Additional paid-in capital	569,357	556,235
Accumulated other comprehensive income (loss)	12	(3)
Accumulated deficit	(552,607)	(514,475)

Total stockholders’ equity	16,885	41,862

Total liabilities and stockholders’ equity	$154,481	$180,121

See accompanying notes.

Note: The Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Collaborative agreement	$30,857	$857	$32,571	$2,571

Total revenues	30,857	857	32,571	2,571
Operating expenses:
Research and development	10,719	13,027	44,446	41,276
General and administrative	7,097	6,411	21,040	17,537

Total operating expenses	17,816	19,438	65,486	58,813

Income (loss) from operations	13,041	(18,581)	(32,915)	(56,242)
Interest and other (expense) income, net:
Interest income	16	9	68	57
Interest expense	(1,784)	—	(5,285)	(1)

Total interest and other (expense) income, net	(1,768)	9	(5,217)	56

Net income (loss)	$11,273	$(18,572)	$(38,132)	$(56,186)

Basic and diluted net income (loss) per share	$0.09	$(0.19)	$(0.33)	$(0.59)

Shares used in computing basic net income (loss) per share	122,583	98,737	116,655	94,717

Shares used in computing diluted net income (loss) per share	130,140	98,737	116,655	94,717

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$11,273	$(18,572)	$(38,132)	$(56,186)
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities	—	12	15	(4)

Other comprehensive gain (loss)	—	12	15	(4)

Comprehensive income (loss)	$11,273	$(18,560)	$(38,117)	$(56,190)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(38,132)	$(56,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	592	555
Amortization of debt discount	2,880	—
Amortization of debt issuance costs	32	—
Depreciation	87	84
Stock-based compensation	11,407	8,476
Deferred revenue	(2,571)	(2,571)
Changes in operating assets and liabilities:
Accounts receivable	(31,937)	1
Inventory	(754)	—
Prepaid expenses and other current assets	(71)	(300)
Other assets	97	(812)
Accounts payable and accrued expenses	(1,118)	(4,189)
Deferred rent and lease incentives	146	55

Net cash used in operating activities	(59,342)	(54,887)
Investing activities
Purchases of securities available-for-sale	(64,825)	(27,431)
Maturities of securities available-for-sale	92,846	51,858
Purchase of property and equipment	(175)	(121)

Net cash provided by investing activities	27,846	24,306
Financing activities
Proceeds from issuance of common stock	1,733	979

Net cash provided by financing activities	1,733	979

Net decrease in cash and cash equivalents	(29,763)	(29,602)
Cash and cash equivalents at beginning of period	98,121	78,332

Cash and cash equivalents at end of period	$68,358	$48,730

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of a pharmaceutical product and the development of a product candidate for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In addition, the Company has experienced losses since its inception, and as of September 30, 2014, had an accumulated deficit of $552.6 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

2. Summary of Significant Accounting Policies

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to clinical trials managed by the Company’s contract research organizations, pre-launch expenses for Contrave (formerly referred to as NB32), license fees and salaries and related benefits. Clinical trial costs are a significant component of research and development expenses. These costs are accrued based on estimates of work performed, and require estimates of total costs incurred based on patients enrolled, progress of clinical studies and other events. Clinical trial costs are subject to revision as the trials progress and revisions are charged to expense in the period in which they become known.

Revenue Recognition

The Company has entered into agreements with Takeda Pharmaceutical Company Limited (“Takeda”) which contain multiple elements, including nonrefundable upfront fees, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.

Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by the Company on January 1, 2011, nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements were recognized as revenue upon the earlier of when payments were received or collection was assured, but were deferred if the Company had continuing performance obligations. If the Company had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which the Company continued to have a performance obligation. The collaboration agreement with Takeda has continuing obligations, and as a result the up-front fees were deferred upon receipt.

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

Inventory

Inventories are stated at the lower of cost (using a first-in, first-out basis) or market. Inventory costs including raw materials associated with its products prior to regulatory approval are charged to research and development expense prior to such approval on a country-specific basis.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and the adoption did not have a material impact on the Company’s financial statements.

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

3. Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification Topic 260 —Earnings per Share (Topic 260). Topic 260 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. The Company computes basic earnings (loss) per share by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and Employee Stock Purchase Plan (ESPP), warrants and the shares to be issued upon the conversion of the convertible senior notes. No shares related to the assumed conversion of the convertible senior notes were included in the diluted net income (loss) calculation for the three and nine months ended September 30, 2014 and 2013 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were excluded from the diluted net income (loss) calculation for all periods presented because such shares are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$11,273	$(18,572)	$(38,132)	$(56,186)

Denominator for basic and diluted weighted average shares of common stock outstanding:
Weighted average common shares outstanding for basic	122,583	98,737	116,655	94,717
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	6,985	—	—	—
Common stock warrants	572	—	—	—

Weighted average common shares outstanding for diluted	130,140	98,737	116,655	94,717

Basic net income (loss) per share	$0.09	$(0.19)	$(0.33)	$(0.59)

Diluted net income (loss) per share	$0.09	$(0.19)	$(0.33)	$(0.59)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):
Shares underlying convertible senior notes	14,042	—	14,042	—
Common stock warrants	—	23,529	572	23,529
Common stock options	11,766	16,933	18,727	16,933

	25,808	40,462	33,341	40,462

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally government agencies and debt instruments of financial institutions, corporations with investment grade credit ratings. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2014 and December 31, 2013 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
September 30, 2014			Gains	Losses
U.S. government agency securities	Less than 1	$50,265	$13	$(1)	$50,277

Total investment securities		$50,265	$13	$(1)	$50,277

December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$77,877	$4	$(7)	$77,874
U.S. Treasury securities	Less than 1	1,001	—	—	1,001

Total investment securities		$78,878	$4	$(7)	$78,875

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2014 and 2013.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$66,723	$66,723	$—	$—
U.S. government agency securities	50,277	—	50,277	—

Total financial instruments owned	$117,000	$66,723	$50,277	$—

6. Inventory

Upon receiving U.S. Food and Drug Administration (“FDA”) approval of Contrave in September 2014, the Company began to capitalize certain inventory costs for Contrave, which were recorded as research and development expenses prior to such approval.

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$754	$—
Work in process	—	—
Finished goods	—	—

	$754	$—

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life	September 30,	December 31,
	In Years	2014	2013
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	462	422
Leasehold improvements	4	557	557
Laboratory equipment	5	566	—
Asset under construction		62	518

		2,726	2,576
Less accumulated depreciation and amortization		(2,008)	(1,946)

		$718	$630

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation related expenses	$3,738	$4,774
Accrued research and development expenses	1,447	1,273
Accrued interest on convertible notes	1,054	220
Accrued legal and professional expenses	306	355
Other accrued liabilities	86	129

	$6,631	$6,751

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2014 and 2013 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative	$2,882	$2,225	$7,989	$6,023
Research and development	1,128	921	3,418	2,453

	$4,010	$3,146	$11,407	$8,476

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (in years)	5.6	6.2	5.6	6.0
Expected volatility	107.3%	92.7%	107.3%	92.7%
Risk-free interest rate	1.8%	1.9%	1.8%	1.2%
Expected dividend yield	—	—	—	—

10. Convertible debt

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

A summary of the liability and equity components of the 2020 Notes is as follows at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(32,089)	(34,969)

Long term convertible debt	$82,911	$80,031

Remaining amortization period of discount on the liability component	6.3 years	7.0 years
Carrying value of equity component, net of issuance costs	$31,178	$31,178

11. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Effective in September 2013, the Company and Takeda entered into an amendment to the collaboration agreement pursuant to which Takeda assumed from the Company the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that can be achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. In September 2014, the Company and Takeda entered into a non-binding term sheet to address certain amendments and revisions to the collaboration agreement. Discussions between the Company and Takeda are ongoing and to date no definitive revised collaboration agreement has been executed by the parties.

In addition to the upfront payment, the Company earned milestones of $30.0 million from Takeda for the FDA approval of Contrave and for delivery of launch supplies to Takeda in the three months ended September 30, 2014. At September 30, 2014, Accounts Receivable includes $30.0 million for these Takeda milestones and an additional $2.0 million for reimbursement of certain manufacturing expenses.

For the three and nine months ended September 30, 2014 and 2013, the Company recognized revenues under this agreement of $30.9 million, $857,000, $32.6 million and $1.7 million, respectively. At September 30, 2014, deferred revenue under this agreement totaled $36.0 million.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that two regulatory/development milestone payments, $20.0 million due to the Company upon regulatory approval in the United States and $10.0 million due to the Company upon the delivery of launch supplies to Takeda, meet the definition of a milestone as: (1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance, (2) there was substantive uncertainty at the date the agreement was entered into that the event will be achieved, and (3) they result in additional payments being due to the Company. These milestones were achieved during the three months ended September 30, 2014. The third regulatory/development milestone payment, $70.0 million due to the Company upon the first commercial sale in the United States, does not meet the definition of a milestone as Takeda is responsible for the commercialization of Contrave. Sales-based milestone payments currently do not meet these criteria and will not be classified as milestones as their achievement is solely based on the performance of Takeda. The Company has determined that the anniversary milestones do not meet the definition of a milestone as these payments are contingent solely upon the passage of time. These payments will be included with the upfront payment as additional consideration paid under the agreement. The Company will record revenue for the proportion of the payment that has been earned from the inception of the agreement to the date the payment is earned. The remainder will be recorded over the remainder of the term of the agreement.

12. Litigation

In May 2013, the Company received a shareholder demand alleging that certain option grants to the Company’s President and Chief Executive Officer, Michael A. Narachi, the Company’s Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and the Company’s Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the 2007 Plan as to the number of shares of the Company’s common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of the Company’s fiscal years. The Company refers to this limit as the 162(m) Award Limit. The Company’s board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to the Company’s board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the 2007 Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of the Company’s board of directors under its charter and the 2007 Plan, (4) the expectations of the award recipients and (5) the intent of the Company’s board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of September 2, 2011, and that, therefore, awards granted under the 2007 Plan prior to September 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between September 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the 2007 Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the 2007 Plan, with the approval of the Company’s board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which the Company refers to as the Plan Amendment. The Plan Amendment is deemed effective as of September 10, 2011, consistent with the authority of the compensation committee as administrator of the 2007 Plan as of that date. Any grants under the 2007 Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of the Company filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s officers and the members of the Company’s board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on the Company’s behalf against certain of the Company’s officers and current and former members of the Company’s board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. The judge has not yet ruled on the motion. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff’s deadline to file an amended complaint is November 19, 2014. Although the Company’s management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. However, the Company does not believe that the outcome would have a material adverse effect on the Company.

It is possible that securities class action litigation may be brought against the Company following stock price declines related to the release of information regarding the Company’s Contrave NDA or clinical trial results, including the Light Study or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject the Company to significant liabilities.

13. Income Taxes

The Company does not have a provision for income taxes for the three-month or nine-month periods ended September 30, 2014 and 2013 due to the Company being in a full valuation allowance position.

14. Subsequent Event

In October 2014, the Company reported it had earned a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch.

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

These statements include but are not limited to statements regarding: the potential for Contrave® to achieve commercial success in the obesity market; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; our plans to seek a commercialization partner in territories outside of North America; the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program; the potential to enter into a collaborative partnership to fund Phase III development and, if approved, commercialization of Empatic™; and the potential for the U.S. Food and Drug Administration, or FDA, to approve an approve a New Drug Application, or NDA, for Empatic without requiring data from a cardiovascular outcomes trial in addition to the data obtained from the Light Study. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of a pharmaceutical product and the development of a product candidate for the treatment of obesity. Our product, Contrave® (formerly referred to as NB32), was approved by the FDA in September 2014. We submitted an application for regulatory approval of Contrave in the European Union, with potential approval in 2014. Our product candidate, Empatic™, has completed Phase II clinical trials. We have not yet sought or received regulatory approval in the United States or the European Union for Empatic, which will require additional pivotal clinical trials prior to the submission of marketing applications. Both Contrave and Empatic are a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized in the United States and in a majority of the member countries of the European Union.

On September 10, 2014, the FDA notified us that it had approved our NDA for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. We and our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave. Takeda commercially launched Contrave in October 2014. As part of the approval of Contrave by the FDA, we and Takeda agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. We are also required to conduct a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, as well as a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In October 2013, we submitted a Marketing Authorization Application for Contrave to the European Medicines Agency, or EMA. This submission is being reviewed by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, for the first time. We received the Day 180 List of Outstanding Issues, or Day 180 LOI, from the CHMP in July 2014 and submitted our written responses in September 2014. In October 2014, we received a second Day 180 LOI from the CHMP. We expect to submit our written responses to the second Day 180 LOI in November 2014 with the CHMP adopting a final opinion in December 2014.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of September 30, 2014, we had an accumulated deficit of $552.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product candidates, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $30.9 million in revenue for the nine months ending September 30, 2014, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda, which are reflected in Accounts Receivable as of September 30, 2014. In October 2014, we earned a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch.

Other than the amortization of the upfront payment of $50.0 million and regulatory/development milestones totaling $100.0 million from Takeda, our ability to generate revenue in the near term will depend solely on the success of Takeda sales of Contrave in the U.S. Takeda commercially launched Contrave in October 2014. We are eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales of Contrave in the United States, Canada and Mexico. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, Takeda’s ability to effectively launch, market and sell Contrave and coverage and reimbursement by third-party payors.

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

Our internal research and development resources are not directly tied to any individual research project and are primarily deployed across our Contrave and Empatic programs, both of which target the obesity market. We have developed Contrave in parallel with Empatic and, due to the fact that we use shared resources across projects, we do not maintain information regarding our internal costs incurred for our research and development programs on a program-specific basis. We use external service providers to manage our clinical trials, to manufacture the product supplies used in these trials and for formulations development, consulting and other activities.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2014 and 2013. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Costs of external service providers:
Obesity	$7,102	$9,762	$32,981	$31,882
Other	76	82	261	248

Subtotal	7,178	9,844	33,242	32,130
Internal costs	2,413	2,262	7,786	6,693
Stock-based compensation	1,128	921	3,418	2,453

Total research and development expenses	$10,719	$13,027	$44,446	$41,276

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave, any additional clinical trials required for potential approval of Contrave by the EMA and the continued development, if any, of Empatic for potential commercialization. Specifically, we cannot quantify the development expenses associated with completion of the Light Study for Contrave or the development of Empatic. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we are able to finalize the protocol, we are unable to predict the cost of the new CV outcomes trial that we and Takeda are responsible for conducting. With respect to Empatic, prior to initiating Phase III studies, we plan to seek a collaboration partner to help fund Phase III clinical development of and, if approved, commercialization of this product candidate. However, we cannot forecast with any degree of certainty whether such a collaboration arrangement will be secured, if at all, and to what degree such arrangement would affect our development plans and capital requirements. As such, until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic. Future development expenses will depend on the timing of the Light Study, the new CV outcomes trial and any other additional clinical trials for Contrave, if any, our financial resources, our ability to secure a collaboration partner for, as well as decisions made with respect to the development of, Empatic and ongoing assessments as to each product candidate’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. Contrave became commercially available in the U.S. in October 2014. We do not expect Empatic to be commercially available in any major market for at least several years, if at all.

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

There were no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013

Revenues. Revenues for each of the three months ended September 30, 2014 and 2013 were $30.9 million and $857,000, respectively, and represent revenue recognized under our collaboration agreement with Takeda. The increase of approximately $30.0 million in 2014 was due primarily to recognition of two regulatory/development milestones, consisting of $20.0 million payable upon regulatory approval of Contrave in the United States and $10.0 million payable upon the delivery of Contrave launch supplies to Takeda.

Research and Development Expenses. Research and development expenses decreased to $10.7 million for the three months ended September 30, 2014 as compared to $13.0 million for the comparable period during 2013. This decrease of approximately $2.3 million was due primarily to a $2.8 million decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities. These decreases were partially offset by an increase in stock-based compensation expense of $207,000, an increase in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $154,000, and an increase in salaries and personnel related costs of $105,000.

General and Administrative Expenses. General and administrative expenses increased to $7.1 million for the three months ended September 30, 2014 from $6.4 million for the comparable period during 2013. This increase of approximately $700,000 was due primarily to an increase in stock-based compensation expense of $658,000.

Interest and Other Expense, net. Interest and other expense, net increased to $1.8 million in expense for the three months ended September 30, 2014 from $9,000 in other income for the comparable period during 2013. This increase was primarily due to $791,000 in interest accrued for the 2020 Notes and $983,000 in amortization of the discount of the liability component of the 2020 Notes.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013

Revenues. Revenues for each of the nine months ended September 30, 2014 and 2013 were $32.6 million and $2.6 million, respectively, and represent revenue recognized under our collaboration agreement with Takeda. The increase of approximately $30.0 million in 2014 was due primarily to recognition of two regulatory/development milestones, consisting of $20.0 million payable upon regulatory approval of Contrave in the United States and $10.0 million payable upon the delivery of Contrave launch supplies to Takeda.

Research and Development Expenses. Research and development expenses increased to $44.4 million for the nine months ended September 30, 2014 from $41.3 million for the comparable period during 2013. This increase of approximately $3.1 million was due primarily to an increase in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $11.3 million, an increase in salaries and personnel related costs of $1.1 million and an increase in stock-based compensation expense of $965,000. These increases were partially offset by a $10.3 million decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $21.0 million for the nine months ended September 30, 2014 from $17.5 million for the comparable period during 2013. This increase of approximately $3.5 million was due primarily to an increase in stock-based compensation expense of $2.0 million, an increase in professional fees of $651,000, an increase in salaries and personnel related costs of $502,000 and an increase in market research costs of $237,000.

Interest and Other Expense, net. Interest and other expense, net increased to $5.2 million in expense for the nine months ended September 30, 2014 from $56,000 in other income for the comparable period during 2013. This increase in 2014 was primarily due to $2.4 million in interest accrued for the 2020 Notes and $2.9 million in amortization of the discount of the liability component of the 2020 Notes.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities, as well as payments received from Takeda under our collaboration agreement. Through September 30, 2014, we received net proceeds of approximately $574.2 million from the sale of shares of our preferred and common stock and 2020 Notes as follows:

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

As of September 30, 2014, we had $68.4 million in cash and cash equivalents and an additional $50.3 million in investment securities, available-for-sale. As of September 30, 2014, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. In addition, in September and October 2014 we earned an additional $100.0 million upon the achievement of three regulatory/development milestones.

Net cash used in operating activities was $59.3 million and $54.9 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $27.8 million and $24.3 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $1.7 million and $979,000 for the nine months ended September 30, 2014 and 2013, respectively. The net cash used in financing activities in 2014 and 2013 was a result of proceeds from the issuance of common stock due to exercises of stock options and purchases under the employee stock purchase plan.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones related to Contrave. We will incur substantial additional development expenses to conduct the Light Study and the new CV outcomes trial for Contrave and to develop Empatic. We initiated the Light Study in September 2012. Prior to its commencement, we anticipated that the costs to conduct the Light Study to the interim analysis would be approximately $100.0 million. We believe the costs we have incurred to date and expect to incur in the future in connection with the conduct of the Light Study are consistent with our original projection. Until we are able to finalize the protocol, we are unable to predict the cost of the new CV outcomes trial that we and Takeda are responsible for conducting. Until we finalize any future development plans for Empatic, including based on additional feedback from the FDA and our ability to secure a collaboration partner, we are not able to estimate the expenses required to further develop Empatic.

We have entered into license agreements to acquire the rights to develop and commercialize Contrave and Empatic. Pursuant to these agreements, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Under our license agreement with Duke University, we issued 442,624 shares of our common stock in March 2004 and may be required to make future milestone payments totaling up to $1.7 million upon the achievement of various milestones related to regulatory or commercial events. Under our license agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. Under these two agreements, we are also obligated to pay royalties on any net sales of the applicable licensed products.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the successful commercialization of Contrave;

•

the rate of progress and cost of the Light Study, the new CVOT for Contrave and the scope and cost of the additional post-marketing requirements for Contrave and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of Empatic;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Contrave and Empatic, if at all; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents and investment securities, available-for-sale, and anticipated product revenue will be sufficient to meet our projected operating requirements through the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, potential milestone payments under our existing collaboration agreement, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources and future product revenue will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. If we raise additional funds through debt, receivables or royalty financings, the terms of such financings may involve significant cash payment obligations as well as covenants and specific financial requirements that may restrict our ability to operate our business.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of September 30, 2014. Based on such evaluation, our management has concluded as of September 30, 2014, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2013, we received a shareholder demand alleging that certain option grants to our President and Chief Executive Officer, Michael A. Narachi, our Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and our Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of our common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of our fiscal years. We refer to this limit as the 162(m) Award Limit. Our board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to our board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of our board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of our board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of September 2, 2011, and that, therefore, awards granted under the Plan prior to September 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between September 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of our board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action we refer to as the Plan Amendment. The Plan Amendment is deemed effective as of September 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on our behalf against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. The judge has not yet ruled on the motion. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff’s deadline to file an amended complaint is November 19, 2014. The current deadline to file a response to the Wilkin complaint is August 13, 2014. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

Risks Related to Our Business and Industry

Our near-term success is dependent solely on the success of our recently approved product, Contrave® (naltrexone HCI and bupropion HCI) extended-release tablets. *

To date the majority of our resources have been focused on the research and development of Contrave (previously also referred to as NB32) and Empatic™ (zonisamide/bupropion, each in a sustained release, or SR, formulation). On September 10, 2014, the U.S. Food and Drug Administration, or the FDA, notified us that it had approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. We and our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave. Takeda commercially launched Contrave in October 2014. Our ability to generate revenue in the near term will depend solely on the commercial success of Contrave. Accordingly, any failure or significant delay in the commercialization of Contrave will have a material and adverse impact on our business.

We are dependent on our collaboration with Takeda to commercialize Contrave in the United States, Canada and Mexico, and to further develop Contrave. This collaboration may place the commercialization and the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have a material and adverse impact on our business.*

In September 2010, we entered into a collaboration agreement with Takeda for the development and commercialization of Contrave in the United States, Canada and Mexico. Under the collaboration agreement as amended, Takeda is also responsible for the packaging of Contrave for commercial sale. We cannot be certain that our collaboration with Takeda will continue. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the commercialization and further development of Contrave, and even if we elected to pursue commercialization and further development of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement will subject us to a number of risks, including:

•

Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to commercialization, commercial packaging, development of Contrave in Mexico or Canada, or the post-approval development of Contrave in the United States;

•

we and Takeda could disagree as to post-approval development plans including lifecycle plans for Contrave which may result in Takeda not funding such activity; and Takeda may delay clinical trials or stop a clinical trial;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement, that may result in (a) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the commercialization, commercial packaging or development of Contrave, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

•

the ongoing discussions between us and Takeda may not result in an executed amended and restated collaboration agreement with Takeda and if an amended and restated agreement is executed that agreement may not reflect the non-binding term sheet, in whole or in part, that the parties entered into in September 2014;

•

Takeda may not comply with applicable regulatory guidelines (including the post-marketing requirements and the CVOT) with respect to the commercialization, commercial packaging or development of Contrave, which could adversely impact the sales of Contrave and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•

Takeda may not provide us with timely and accurate information regarding sales activities and supply forecasts, which could adversely impact our ability to comply with our manufacturing and supply obligations under the collaboration agreement and our and Takeda’s ability to commercialize Contrave;

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

If Contrave or any additional product candidate for which we receive regulatory approval does not achieve broad market acceptance, the revenues, including any milestone or royalty payments we may be eligible to receive under our collaboration agreement with Takeda, that we generate from their sales will be limited.*

The commercial success of our recently launched product, Contrave, or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the timing of market introduction of our products as well as competitive products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•

limitations or warnings contained in a product’s FDA-approved labeling, including, the “black box” warning(s) and pregnancy precautions associated with the active pharmaceutical ingredients, or APIs, in Contrave and Empatic and included in Contrave’s product label;

•

availability of alternative treatments and the potential or perceived advantages or disadvantages of such treatments, including, in the case of Contrave and/or Empatic, a number of competitive products approved for the treatment of weight loss or expected to be commercially launched in the near future;

•	pricing and cost effectiveness;

•	our Risk Evaluation and Mitigation Strategy, or REMS, if any are imposed;

•	the effectiveness of our, or our current or any future collaborators’ sales and marketing strategies;

•	our and our current or any future collaborative partner’s ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

If Contrave or any additional product candidate for which we receive regulatory approval does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our and our current and any future collaborative partner’s efforts to educate the medical community and third-party payors on the benefits of our product and product candidate may require significant resources and may never be successful.

Even though Contrave received regulatory approval from the FDA, it will still be subject to ongoing and continued regulatory review and post-marketing requirements, which may result in significant expense and limit our ability to commercialize this product. Any issues related to the post-marketing requirements or delays in conducting the post-marketing required studies could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States.*

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies. We are required to conduct a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations. We are also required to perform a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, we will need to conduct a new placebo-controlled cardiovascular outcomes trial, or CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A new trial design for the CVOT needs to be worked out among us, Takeda and the FDA, and we have committed to have a final protocol complete by April 2015 and final study results by January 2022. We expect to pay a substantial portion of the CVOT. Any issues relating to these restrictions or post-marketing requirements (including a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave or any other product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In addition, even if U.S. regulatory approval is obtained for our other product candidate, Empatic, the FDA may still impose significant restrictions on its indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Empatic, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with for the label for Contrave or the labels of certain antidepressants, anticonvulsants, products for smoking cessation, naltrexone or other drugs. We are also unable to predict whether the FDA may require a CVOT for Empatic or if the FDA will request additional post-market clinical trials, if Empatic is approved. We may not have the resources to conduct such additional clinical trials, if required, and our ability to comply with the FDA requirements may be negatively impacted.

Our approved product and product candidate, if approved, will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations and good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval.

Approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or failure to comply with regulatory requirements, may result in, among other things, restrictions on that product or on us or a collaborative partner, including:

•	withdrawal of the product from the market or voluntary or mandatory product recalls

•	warning letters or untitled letters;

•	civil or criminal penalties, including fines;

•	withdrawal of regulatory approval;

•	suspension of any ongoing clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

•	restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or

•	seizure or detention, or refusal to permit the import or export of products.

In addition, the FDA’s policies may change and additional government regulations may be enacted that could impact the marketing of Contrave, or prevent, limit, or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We expect intense competition in the obesity marketplace for Contrave and, if approved, Empatic, and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

Contrave competes and Empatic, if approved and commercialized, will compete with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí ® , which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than Contrave. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for Contrave and any future products. Vivus, Inc. commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia in September 2012. Eisai Inc., the collaboration partner of Arena Pharmaceuticals, Inc., or Arena, commercially launched locaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may already have built a significant competitive advantage as we and our collaborative partner begin to market Contrave and may build a significant competitive advantage prior to the time we or any future collaborative partner are able to market Empatic, if approved. The Prescription Drug User Fee Act date for Novo Nordisk’s drug candidate was October 20, 2014. These products represent additional competition and potential negative pricing pressure with respect to Contrave and, if approved, Empatic. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the commercialization of Contrave and the labeling and/or our ability to gain approval of any NDA we submit for Empatic.

Currently, there are a number of drug products in development for obesity which could become competitors against our product and product candidate. These include products being developed by AstraZeneca, Athersys, Inc., Bristol-Myers Squibb, Norgine BV, Novo Nordisk A/S, Roche, and Zafgen, Inc.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product and product candidate. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development, including an endoscopic approach for treating obesity. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Medtronic, Inc. and Obalon Therapeutics, Inc. are all active in this space and may have substantially greater resources than we have.

New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the nutritional, pharmaceutical and medical technology industries at a rapid pace. These developments may render our product and product candidate less competitive. Some of our potential competitors are large pharmaceutical or device firms and have substantially greater resources than we have. These resources could be directed toward the obesity market and include:

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	drug development and clinical trial experience;

•	experience and expertise in exploitation of intellectual property rights; and

•	capital resources.

As a result of these factors, our competitors may more rapidly develop products than we did or may do in the future or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product and product candidate. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. In addition, should Empatic be approved to treat obesity, Contrave and Empatic may compete with one another. While we intend to direct each product to specific segments of the obesity marketplace, the FDA does not distinguish between these types of obesity and our label for Contrave and any potential label for Empatic, if approved, would both be expected to refer to obesity generally. There is no guarantee that we and our current and any future collaborative partner will be successful in marketing Contrave and, if approved, Empatic to their respective target markets or minimizing competition between them.

We and our current and any future collaborative partner are subject to uncertainty relating to reimbursement policies which, if not favorable to our product and product candidate, could hinder or prevent our product’s and product candidate’s commercial success.*

Our ability and our current and any future collaborative partner’s ability to commercialize our approved product and product candidate successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product and product candidate and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or such collaborative partner will be able to obtain third-party coverage or reimbursement for our product and product candidate in whole or in part.

The obesity therapy market, in particular, continues to be marked by limited coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low-income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Part D prescription drug program for eligible seniors and disabled individuals. Medicare is a federal governmental third-party payor whose policies often are emulated or adopted by other payors. Although the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, has removed longstanding policy language that obesity itself cannot be considered an illness, the agency interprets the Part D exclusion of weight loss drugs as applying to novel obesity therapies. However, CMS has since issued a national policy covering bariatric surgery for co-morbid conditions associated with obesity, and extended coverage under the Medicare program for intensive behavioral therapy for beneficiaries with obesity. The benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. Although third-party payors’ willingness to cover and reimburse obesity-related products and services appear to be changing, as exemplified by Medicare changes, we may continue to face a poor coverage and reimbursement environment.

Currently, our competitors’ drug products have limited third-party payor coverage. This means that individuals prescribed such drug products often either have significant out-of-pocket costs or pay for the products entirely by themselves. If our product and product candidate do not receive adequate coverage or reimbursement, the market acceptance and commercial success of our products may be limited.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow. *

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

Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave and Empatic, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States and may adversely impact our ability to maintain regulatory approval in the United States and could prevent or significantly delay Empatic’s or any future product candidate’s regulatory approval. *

Contrave and Empatic are prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed ongoing requirements for post-marketing studies. We are required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations, a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, we will need to conduct a new CVOT with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A new trial design for the CVOT needs to be worked out among us, Takeda and the FDA, and we have committed to have a final protocol complete by April 2015 and final study results by January 2022. Any issues relating to these post-marketing requirements (including a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave or any other product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Before obtaining regulatory approvals for the commercial sale of Empatic or any other product candidate for a target indication, we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication.

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

In addition, we may need to complete additional preclinical testing of Empatic and any other product candidates to evaluate safety and toxicity and the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave and Empatic may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for Empatic or Contrave (outside the United States) and maintain approval for Contrave in the United States. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, including post-marketing clinical trials, even after promising results in earlier trials. If Contrave and Empatic are not shown to be safe and effective in clinical trials, our clinical development programs could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of Contrave or Empatic or any other product candidates that we may develop, in-license or acquire would prevent receipt or maintenance of regulatory approval and, ultimately, the commercialization of that product candidate.

Empatic is subject to extensive regulation, and we cannot give any assurance that it or any future product candidates will receive regulatory approval or be successfully commercialized. *

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. Our product candidate, Empatic, has been evaluated in Phase II clinical trials and it will need to successfully complete two or more pivotal trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive from the FDA. We are not permitted to market Empatic in the United States until we receive approval of an NDA from the FDA or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

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

In addition, the FDA issued draft guidance on developing products for weight management in February 2007. The draft guidance provides recommendations on the design of studies evaluating the efficacy and safety of products intended to treat obesity. It also provides guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA is not required to follow the draft guidance and can change this guidance or create other requirements that could have the effect of preventing or delaying approval. For example, the FDA held an advisory committee in late March 2012 to discuss cardiovascular safety assessment of obesity drugs. In that meeting, the Endrocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, voted 17 to 6 that obesity drugs without a theoretic risk or signal for cardiovascular harm should be required to rule out a certain degree of excess cardiovascular risk with a cardiovascular outcomes trial or any appropriately sized meta-analysis of Phase II and Phase III major adverse cardiovascular events, or MACE, data. We can provide no assurance that the FDA’s Division of Metabolism and Endocrinology Products interpretation of the input received from the March 2012 EMDAC meeting will not result in changes to the issued guidance regarding the development of obesity compounds, the design of our post-marketing CVOT for Contrave or any future clinical trials for Empatic.

Similar to the process for Contrave, obtaining approval of an NDA for Empatic will be a lengthy, expensive, complex and uncertain process that will require the expenditure of substantial resources. In addition, Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave, which depending on the result of any additional studies we conduct for it, may adversely affect the development and regulatory approval prospects of Empatic.

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

Even if we receive approval of an NDA for Empatic, similar to Contrave, the FDA may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA also may approve Empatic for fewer or more limited indications or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we and any collaborative partner believe is necessary or desirable for the successful commercialization of Empatic. Any failure to obtain regulatory approval of Empatic could reduce our potential revenues and would have a material and adverse impact on our business.

Delays in the commencement, the transfer and delivery of clinical trial information or completion of clinical trials or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs and/or generate revenues.*

Delays in the commencement, the transfer and delivery of clinical trial information or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain regulatory approval. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	the status of our collaborative relationship with Takeda with respect to the post-marketing requirements for Contrave and any additional clinical trials required for Contrave; and

•	timely collection, review and analysis of our clinical trial data.

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. For instance, based on the FDA’s interpretation of the input received from the March 2012 EMDAC meeting, the FDA may issue final guidance on developing products for weight management. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials, may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of an NDA or regulatory approval outside the United States.

Our product and product candidate may cause undesirable side effects that could delay or prevent commercialization, limit the commercial profile of an approved label, result in significant negative consequences following marketing approval or delay or prevent regulatory approval.*

Undesirable side effects caused by our product or product candidate could cause regulatory authorities to withdraw or limit their approval of the product or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave® Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These include cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, headache, vomiting, dizziness, insomnia, dry mouth and diarrhea. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In the Light Study interim analysis, there were no unexpected new safety signals observed. Serious adverse events and adverse events leading to discontinuation were generally consistent with the overall safety profile established in the COR program. These safety conclusions may change in connection with the ongoing conduct of the Light Study or the required post-marketing CVOT. In September 2009, we announced the results from our latest Phase IIb clinical trial for Empatic. The most frequent side effects observed in this clinical trial were headache, nausea and insomnia. Adverse events and laboratory findings appeared to be consistent with the individual components of Empatic, bupropion and zonisamide. Specifically, infrequent reports of idiopathic neutropenia, or transient extremely low white blood cell counts, were observed. Sulfonamides, of which zonisamide belongs, are one of many classes of drugs which have been reported to infrequently cause benign, idiopathic neutropenia.

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

In addition, the constituent drugs of our product and product candidates each has its own side effect profile that is included in the respective current product label. With respect to Contrave, its label includes the side effect profiles of each of the constituent drugs, including a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. If Empatic is approved by the FDA, we would anticipate that its label would include the side effect profiles of each of its constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave and Empatic to date. In addition, while the constituent drugs that make up Contrave and Empatic have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave and Empatic to date, the safety of the combined use of the constituents of Contrave and Empatic is not yet fully known, and any future trials may produce side effects not observed to date. The approvability and eventual labeling of Empatic will be determined by the safety experience with the drug in the context of its relative merits (efficacy) in an obese population. Any of the side effects of Contrave, or its individual constituent drugs, could limit the commercial profile of the approved label, and any of the side effects of Empatic, or its individual constituent drugs, could delay or prevent its regulatory approval.

Further, if we or others, including our collaborative partner, identify undesirable side effects caused by the recently launched Contrave or any other approved product candidate (or any other similar product), a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as an additional “boxed” warning with Contrave or Empatic or an additional contraindication;

•	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;

•	we or our collaborative partner may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•	our reputation may suffer.

Any of these events could prevent us and our collaborative partner from achieving or maintaining market acceptance of Contrave or any other affected product candidate and could substantially increase the costs of commercializing Contrave or our product candidate and significantly impact our ability and our collaborative partner’s ability to successfully commercialize Contrave or our product candidate and generate revenues.

We rely primarily on third parties to assist us in the preparation of our regulatory applications and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates within our expected timeframes or at all.*

We are currently working with a number of CROs for monitoring, oversight and statistical support for the Light Study. In addition, we expect to use a CRO to assist us with the additional post-marketing requirements for Contrave, including the post-marketing CVOT, and the development of Empatic and the preparation of regulatory submissions. The third parties with whom we contract for preparation of our regulatory applications and execution of our clinical trials play a significant role in the preparation of regulatory applications, the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and that our regulatory filings are consistent with regulatory requirements. Our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs that assist us with our clinical studies are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may not accept the clinical data in support of our marketing applications or in connection with our post-marketing commitments. We cannot assure you that upon inspection by a given regulatory authority, such authority will determine that any clinical trial complied with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs and related regulatory applications, or if their performance is substandard or fails to comply with regulatory requirements, it may delay the potential approval of our regulatory applications and the commercialization of our product candidates. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

If the contract manufacturers upon whom we rely fail to produce our product or product candidate in the volumes that we and our current and any future collaborative partner require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and such collaborative partner may face delays in the development and commercialization of our product and product candidate. *

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical and commercial supplies. These supplies include the formulations of our product’s and product candidate’s APIs from our API suppliers, the tablets combining those components and the bottles used to package these tablets for commercial use and use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product or product candidates in the volumes required on a timely basis, we may face delays in the commercialization of Contrave or the development of Contrave and Empatic. In addition, pursuant to an amendment to our collaboration agreement with Takeda, effective in September 2013 Takeda assumed from us the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico, and in September 2014, we entered into a manufacturing services agreement with Takeda to supply to Takeda all of Takeda’s requirements of Contrave for commercialization in the United States.

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31, 2019. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or demonstrate successful technology transfer of the processes necessary for the production of our product and product candidate.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and production capacity, equipment failures as well as compliance with strictly enforced federal, state and foreign regulations, which include product requirements established by the FDA or other regulatory agencies and stability requirements in other foreign countries that our current product candidate formulations may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, or if we or our collaborative partner do not accurately forecast our demand, our ability or our collaborative partner’s ability to support the commercial sale of Contrave or to provide product candidates to patients in our and our current and any future collaborative partner’s clinical trials would be jeopardized. Any delay or interruption in our ability to meet commercial demand for Contrave will result in the loss of potential revenues. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully complete any required clinical trials, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the sale of Contrave, clinical trials, regulatory submissions, approvals or commercialization of our product candidate, entail higher costs or result in our or our current or any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our current and any future collaborative partner may be unable to meet demand for our products and would lose potential revenues.

There are labeled adverse side effects to the individual use of bupropion, naltrexone and zonisamide.*

A key constituent of Contrave and Empatic is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20’s. The package insert for Contrave includes a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug . To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for both Contrave and, if approved, Empatic. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban ®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although neither Contrave nor Empatic is intended to be promoted for or used in the treatment of major depression or smoking cessation, a similar warning is included in the labeling for Contrave and we expect that a similar warning statement will be required on labeling for Empatic, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use these products.

The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not included children or adolescents in either the Contrave or Empatic clinical trials, the FDA required us to create a Medication Guide for Contrave and we expect a similar requirement for Empatic, if approved. These warnings and other requirements may have the effect of limiting the market acceptance by our current and any future collaborative partner’s targeted physicians and patients of Contrave and Empatic.

The other constituent of Contrave, naltrexone, has been approved by the FDA for the treatment of alcohol and opioid dependence. The FDA has directed the manufacturers of naltrexone for these indications to include in their product labels a “boxed” warning and expanded warnings statements regarding hepatotoxicity, or liver toxicity. A similar warning statement is included in the labeling for Contrave.

Each of the constituent drugs included in the Contrave and Empatic combinations has in its package insert a “Category C” pregnancy precaution. This means that animal studies have shown that each of these constituent drugs has the potential to cause birth defects and that there have been no adequate and well-controlled studies of the constituent drugs in pregnant women, but that the FDA has determined that the benefits from the use of such drugs in pregnant women may be acceptable despite the potential risks. In addition, although Contrave is not known to be teratogenic, it appears from a recent FDA action, in which the FDA stated that weight loss offers no potential benefit to a pregnant woman and may result in fetal harm, that the FDA is likely to classify all weight loss pharmaceutical products as Category X. Contrave, the obesity therapeutics approved by the FDA in 2012 and orlistat all have Category X pregnancy precautions.

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

Notwithstanding the existing labeling for the constituents of our drugs in development, the FDA may choose to apply more stringent warning statements or stronger classifications or categorizations of risk in the labeling for Empatic, if approved, based on the different risk-benefit profile of our product candidates in the context of unmet need in the treatment of obesity, as compared to the approved indications for the constituent drugs of Empatic. For example, the label ultimately approved for Empatic, if any, may include restrictions on use that may not appear in the existing labeling for the constituent drugs in Empatic, including restrictions based on pregnancy status, level of obesity and duration of treatment or a “boxed” warning consistent with those for antidepressants, anticonvulsants, products for smoking cessation, naltrexone or otherwise.

Any of these known side effects and any associated warning statements or classification or categorization of risk may limit the commercial profile of the approved label for Contrave and, if approved, Empatic, and prevent us or our collaborative partner from achieving or maintaining market acceptance of our products.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and we may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved drugs, such as Contrave. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling, also known as “off-label” promotion. Physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results.

A CVOT may be required for Empatic which could significantly increase the development costs for this program.*

Empatic contains bupropion, the same active ingredient that gave rise to the FDA’s concerns regarding the cardiovascular safety profile of Contrave. We are unable to predict whether the FDA may extend the requirement to conduct a CVOT to Empatic as well or whether the March 2012 EMDAC meeting will result in other such requirements. In our discussions with the FDA on the continued development of Empatic, the FDA stated that Phase III data for Empatic may be sufficient to support submission of an NDA without data from a CVOT. The FDA indicated that as long as the placebo-subtracted changes in body weight, blood pressure and heart rate for Empatic are similar to or more favorable than the placebo-subtracted changes observed with Contrave, and there are no signals of cardiovascular concern in the Empatic development program, reassuring results of a CVOT with Contrave will be sufficient. Even though the Light Study interim analysis met the pre-specified threshold for resubmission and resulted in approval of our NDA, later evidence we gather from clinical trials may not demonstrate that Contrave is safe and effective for use in our target indication and, moreover, may demonstrate that the risk of adverse cardiovascular events in overweight and obese patients treated with Contrave adversely affects the drug’s benefit-risk profile. Such a result could delay or terminate our development program for Empatic.

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or our collaborative partner require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our collaborative partner may face delays in the development or commercialization of our product or product candidate.*

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay the commercialization of Contrave or our development programs and commercial launch of Empatic, if approved.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA, or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product and product candidate. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our collaborative partner’s current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit our or our collaborative partner’s ability to continue to commercialize Contrave and complete any additional required clinical trials. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product and product candidate at the appropriate quantities, quality or price.

We have entered into long-term supply agreements for the supply of naltrexone API. In January 2009, we entered into a supply agreement with Cilag AG, pursuant to which Cilag will manufacture commercial supplies of naltrexone for use in our drug products. The supply agreement shall continue in effect until December 31, 2018. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the supply agreement is assigned for the benefit of creditors. In addition, we may terminate the supply agreement effective immediately upon written notice in the event that (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling a finished product containing naltrexone, (b) the product containing naltrexone fails during clinical trials and we withdraw our NDA, (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of a product containing naltrexone, or (d) a legal proceeding shall be instituted against Cilag, which is reasonably likely to materially adversely affect Cilag’s ability to properly perform under the supply agreement or subject us to any material risk of liability or loss. Moreover, either party may terminate the agreement upon specified written notice of a failure by the other party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the specified notice period.

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

We have no other material, long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, we and our current and any future collaborative partner may not be able to successfully commercialize Contrave or any approved product candidate if we are unable to secure long-term supply commitments for all of their API components.

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully commercialize our product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of Contrave or our product candidate, entail higher costs or result in our and our current and any future collaborative partner being unable to effectively commercialize our products. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our current or any future collaborative partner may not be able to successfully commercialize our product, the commercial launch of any approved product candidate could be delayed and/or we and such collaborative partner may be unable to meet demand for our products and would lose potential revenues.

Our product and product candidate are combinations of generically-available pharmaceutical products, and our success is dependent on our ability and our collaborative partner’s ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.*

Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave or Empatic because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave and Empatic are not available using existing generic preparations of immediate release, or IR, naltrexone, zonisamide IR and bupropion SR, and there are no oral generic SR formulations of naltrexone or zonisamide. However, a physician could seek to prescribe off-label generics in place of Contrave or Empatic. Such off-label prescriptions could significantly diminish the market potential of our products and significantly impact our ability and our collaborative partner’s ability to generate revenues.

With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product and product candidate, as well as the differences in their approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Contrave and Empatic, which could significantly diminish their market potential and significantly impact our ability and our collaborative partner’s ability to successfully commercialize our product and product candidate, if approved, and generate revenues.

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

Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves. *

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for Contrave and Empatic, because our NDA for Contrave would rely, and our planned NDA for Empatic, will rely, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave and Empatic. Similar legislation for active substances with well-established medicinal use exists in the European Union under article 10a of European Directive 2001/83/EC, which allows for reference to scientific literature if active substances have been approved for at least ten years with recognized efficacy and an acceptable level of safety. There also are alleviations under article 10b of European Directive 2001/83/EC of the obligation to provide scientific references relating to individual active substances in combination products if such individual active substances have been previously authorized in the European Union, although not the obligation to provide results of new pre-clinical tests or new clinical trials relating to such combination products, which could provide an alternative pathway in Europe. In territories where data are not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds to generate our own data. We may be unable to obtain rights to the necessary clinical data and may be required to develop our own proprietary safety and manufacturing dossiers. In addition, even though we have and can take advantage of Section 505(b)(2) to support approval of Contrave and potential U.S. approval for Empatic, respectively, the FDA may also require us to perform additional studies or measurements to support changes from the previously-approved products incorporated into our product candidates.

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion SR formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We will be required to make similar certifications if and when we file an NDA for Empatic. In the event that the patent holder or NDA holder files a patent infringement lawsuit against us within 45 days of its receipt of our paragraph IV certification, such lawsuit would automatically prevent the FDA from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the applicable patent, settlement of the lawsuit or a decision in the infringement case that is favorable to us. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources. We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. We could also obtain three years of Hatch-Waxman marketing exclusivity for Empatic, if approved, since we have conducted a substantial clinical program that we believe is essential to approval of our NDA. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. However, this form of exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

We may never receive approval or commercialize our products outside of the United States. *

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

In February 2014, we received from the EMA’s CHMP the Day 120 Consolidated List of Questions regarding our Contrave Community MA. The CHMP’s key questions were consistent with the issues raised by the FDA during the course of Contrave development and the initial review of the NDA, such as manufacturing and quality, non-clinical studies, dosing regimen, and, most significantly, cardiovascular safety. We believe the questions were adequately addressed in our response based in part on the interim analysis of the Light Study.

In July 2014, we received the day 180 List of Outstanding Issues, or the Day 180 LOI, from the CHMP for our Contrave Community MA. The Day 180 LOI raised new issues. Specifically, the CHMP requested further justification of the balance of benefits and risks of Contrave treatment as well as additional information regarding post-approval risk minimization measures and pharmacovigilance activities. Details were also requested of our third-party suppliers of bupropion related to the starting materials. We submitted our response to the Day 180 LOI in September 2014. In October 2014, we received a second Day 180 LOI from CHMP. We expect to submit our written responses to the second Day 180 LOI in November 2014 with the CHMP adopting a final opinion in December 2014. While we believe we adequately addressed the CHMP’s requests, the EMA may ask for additional or different data in connection with its review of the Community MA which could result in additional delays in its potential approval. We can provide no assurance that the Community MA will be approved on this timeframe, or at all. Failure to obtain regulatory approval for our product candidates in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval for Empatic in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.*

The use of our product candidates in clinical trials and the sale of products expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health-care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product and product candidate;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product and product candidate.

Although we have commercial product liability insurance, which includes coverage for our ongoing and future clinical trials we perform, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Healthcare reform measures could hinder or prevent our product’s and product candidate’s commercial success.*

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

In March 2010, the President signed into law one of the most significant health reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, substantially changes the way healthcare is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, among other things, the following measures:

•	annual, non-deductible fees on any entity that manufactures or imports certain prescription branded drugs and biologics;

•

increased Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and expanded rebates owed by manufacturers to include rebates on Medicaid managed care utilization;

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical research;

•

requirements for manufacturers to discount drug prices to eligible patients in the coverage gap by 50% at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D;

•	an increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a licensure framework for follow-on biologic products.

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

Other legislative changes have also been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

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

We cannot predict what effect the PPACA or other healthcare reform or cost control initiatives that may be adopted in the future will have on our business. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our and our current and any future collaborative partner’s ability to set a price we believe is fair for our approved product and our product candidate, if approved;

•	our or any of our current or any future collaborative partner’s ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.*

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of our historical regulatory interactions with our Contrave NDA and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of our product and product candidate, our ability to raise additional capital and our ability to implement our overall business strategy.

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

We will need to obtain approval of our proposed product names, and any failure or delay associated with such approval may adversely impact our business.*

Any name we intend to use for our product candidate will require approval from the FDA, regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or PTO, as well as comparable regulatory authorities. The FDA and comparable regulatory authorities typically conduct a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA and comparable regulatory authorities may also object to a product name if they believe the name inappropriately implies medical claims. If the FDA or comparable regulatory authorities object to our proposed product names, we may be required to adopt an alternative name for our initial product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Empatic and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and comparable regulatory authorities. We and our current and any future collaborative partner may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our and such collaborative partner’s ability to commercialize our product candidate.

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

•

the federal healthcare program Anti-Kickback Statute (as amended by the PPACA, which modified the intent requirement of the Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation), which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

Additionally, the compliance environment is changing, with more states mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information is now publicly available in a searchable format. In addition, device and drug manufacturers are also required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to begin collecting requisite information on August 1, 2013, with the first reports due June 30, 2014. Failure to submit requisite information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Finally, under the PPACA, effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusion from governmental health care programs, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product and product candidate and other hazardous compounds. We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected.

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for Contrave or Empatic, could result in delays in our regulatory approval and other regulatory efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related to Intellectual Property

Our market opportunity for Contrave and Empatic may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product candidates, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries. In addition, the dose escalation schedule of Contrave is protected by U.S. patent 8,722,085, which is expected to expire in November 2027. U.S. patent number 8,815,889, directed to methods of treating insulin resistance using Contrave, including in obese patients, issued in August 2014, and is expected to expire in July 2024. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have patent applications pending in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product candidates.*

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for Contrave and Empatic in certain foreign countries, we do not currently have widespread patent protection for Contrave and Empatic outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. We and our current and any future collaborative partner may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in the countries of the European Union, Canada, Mexico, Japan or other markets, in some of which, we do not have patent protection for our product candidates. Due to the lack of patent protection for these combinations in some territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR components of our product candidates (naltrexone IR and zonisamide IR), in those other territories. The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

We have in-licensed all or a portion of the rights to our product and product candidate from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our product and product candidates.*

We have in-licensed and otherwise contracted for rights to our product and product candidate, and we may enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we or our current or any future collaborative partner fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results.

Restrictions on our patent rights relating to our product and product candidate may limit our and our current and any future collaborative partner’s ability to prevent third parties from competing against us.*

Our success will depend on our and our current and any future collaborative partner’s ability to obtain and maintain patent protection for our product and product candidate, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to composition of matter coverage. Current law also allows novel and unobvious combinations of old compounds to receive composition of matter coverage for the combination. However, we cannot be certain that the current law will remain the same, or that our product and product candidate will be considered novel and unobvious by the PTO and courts.

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

Although we believe we and our licensors have conducted appropriate prior art searches relating to our key patents and patent applications, there is no assurance that all of the potentially relevant prior art has been found. Moreover, because the constituents of our combination product and product candidate have been on the market as separate monotherapeutic products for many years, it is possible that these monotherapies have previously been used off-label in such a manner that such prior usage would affect the validity of our method of use patents.

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

If we or our current or any future collaborative partner are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.*

Our commercial success depends upon our and our current and any future collaborative partner’s ability to develop, manufacture, market and sell our product and product candidate and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborative partner are developing products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product and product candidate and/or proprietary technologies may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product or product candidate or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our collaborative partner, which may later result in issued patents that our product or product candidate or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product or product candidate and/or proprietary technologies infringe their intellectual property rights. If one of these patents is found to cover our product or product candidate, proprietary technologies or their uses, we or our current or any future collaborative partner could be enjoined by a court and required to pay damages and could be unable to commercialize our product or product candidate or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our current or any future collaborative partner on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us or our current or any future collaborative partner from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first approved product, Contrave, and developing our product candidate, Empatic, with the goal of supporting regulatory approval for these products. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2014, we had an accumulated deficit of approximately $552.6 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from our product and product candidate and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the amortization of the upfront payment of $50.0 million from Takeda upon execution of the collaboration agreement and regulatory/development milestones totaling $100.0 million from Takeda, we have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. Takeda commercially launched Contrave in October 2014. Our ability to generate revenue depends on a number of factors, including, but not limited to, Takeda’s ability to effectively commercialize Contrave and our ability to:

•	successfully manage our collaborative relationship with Takeda to effectively launch, market and sell Contrave in the United States, Canada and Mexico;

•	successfully complete future trials for Contrave, including the required post-marketing studies, and Empatic;

•	maintain regulatory approval of Contrave and obtain regulatory approval for Empatic;

•	manufacture commercial quantities of Contrave and, if approved, Empatic at acceptable cost levels; and

•	identify and enter into one or more additional strategic collaborations to effectively market and sell Empatic or market and sell Contrave outside the United States, Canada and Mexico, if approved.

We anticipate incurring significant costs associated with the continued development and commercialization of our approved product, Contrave . We will not achieve profitability until well after the commercial launch of Contrave, if ever. If we or our collaborative partner are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund post-marketing studies for Contrave or clinical trials outside the United States for Contrave, commercialize Contrave outside the United States, Canada and Mexico and continue the development of Empatic, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate development and commercialization activities required for Contrave, our commercialization efforts for Contrave outside such countries and our development efforts for Empatic.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund our operations and to conduct post-marketing requirements for Contrave and to continue to conduct clinical trials to support potential regulatory approval of Empatic;

•

commercialize Contrave outside the United States, Canada and Mexico, Empatic or any other product candidates that we may develop, in-license or acquire, if any of these product candidates receives regulatory approval;

•	co-promote Contrave in the United States; and

•	qualify and outsource the commercial-scale of our products under cGMP.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the successful commercialization of Contrave and, if approved, Empatic.

•

the rate of progress and cost of the Light Study, the new CVOT for Contrave and the scope and cost of the additional post-marketing requirements for Contrave and clinical trials for Empatic, including expenses to support the trials and milestone payments that may become payable, and the decisions we make with respect to the continued development of Empatic;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave or Empatic;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals for Contrave and Empatic; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue and achieve profitability, we expect to finance future cash needs through public or private equity offerings, milestone payments, debt, receivables or royalty financings, or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Our quarterly operating results may fluctuate significantly.*

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the level of underlying demand for Contrave, wholesalers’ buying patterns with respect to Contrave and Takeda’s ability to successfully market Contrave under our collaboration agreement;

•	variations in the level of expenses related to our product and product candidate or future development programs;

•	regulatory developments affecting our product and product candidate or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials or funding support; and

•	any intellectual property infringement lawsuit in which we may become involved.

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

We sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes in December 2013, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.*

In December of 2013, we sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2020 Notes. We will be required to pay interest on the 2020 Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the 2020 Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2020 Notes are convertible. On June 27, 2014, our stockholders approved a flexible conversion option that allows us to pay the conversion right on these 2020 Notes in cash and/or shares. The flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the 2020 Notes are convertible. However, we cannot guarantee that the flexible conversion option would result in the accounting treatment described above. The 2020 Notes may be converted, under the conditions and at the premium specified in those 2020 Notes, into shares of our common stock and/or into the cash equivalent of shares of our common stock. If converted into shares, the 2020 Notes will result in the dilution of our shareholders. If converted into cash, the 2020 Notes may require the payment of significant additional amounts above the initial principal. The payment of the interest payments, the repayment of the principal, and the potential payment of the conversion premium will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2020 Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2014, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.23 to a high sale price of $6.53. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	Announcements regarding the launch and commercial sales for Contrave;

•	FDA or international regulatory actions, including failure to receive regulatory approval outside the United States for Contrave and in and outside the United States for Empatic;

•	announcements regarding our clinical trials, including the Light Study, the Ignite Study and the post-marketing required clinical trials, including the CVOT, for Contrave;

•

announcements regarding Vivus’, Arena’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our collaborative relationship with Takeda;

•	announcements regarding bupropion, naltrexone or zonisamide;

•	announcements regarding manufacturing or supply developments for Contrave or Empatic;

•	failure of any of our product or, if approved, our product candidates to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 43.5% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. The judge has not yet ruled on the motion. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff’s deadline to file an amended complaint is November 19, 2014. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

It is possible that securities class action litigation may be brought against us following stock price declines related to the release of information regarding our Contrave sales or future clinical trial results, or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject us to significant liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
10.1†	Manufacturing Services Agreement, dated September 2, 2014, by and between the Registrant and Takeda Pharmaceutical Company Limited
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on September 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 10, 2014	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
10.1†	Manufacturing Services Agreement, dated September 2, 2014, by and between the Registrant and Takeda Pharmaceutical Company Limited
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on September 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.