Form 10-K/A
period 2013-12-31
Orexigen Therapeutics, Inc.
filed 2015-01-26
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Orexigen Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission Securities (the “SEC”) on March 13, 2014 (the “Original Filing”), for the sole purpose of (i) re-filing a revised redacted version of one exhibit, reflecting changes to the Company’s confidential treatment request with respect to certain portions of such exhibit and (ii) re-filing unredacted versions of two exhibits for which confidential treatment requests have expired. As a result, this Amendment hereby amends the cover page and Part IV, Item 15(b) of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the Original Filing date or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant’s other filings with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(1)	Second Amended and Restated Investors’ Rights Agreement dated November 20, 2006

4.3(2)	Registration Rights Waiver and Amendment dated January 6, 2008

4.4(14)	Form of Warrant to Purchase Common Stock

4.5(21)	Indenture dated as of December 6, 2013, by and between the Registrant and Wilmington Trust, National Association, as trustee

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(6)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(7)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.5(22)	2013 Employee Stock Purchase Plan

10.6†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.7†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2003 by and between the Registrant and Oregon Health & Science University

10.9†(1)	License Agreement dated March 31, 2004 by and between the Registrant and Duke University

10.10†(1)	Amendment No. 1 to License Agreement dated December 22, 2004 by and between the Registrant and Duke University

10.11†(1)	Amendment No. 2 to License Agreement dated July 27, 2006 by and between the Registrant and Duke University

10.12(3)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.13(3)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.14(4)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.15†(5)	Naltrexone Hydrochloride Supply Agreement dated January 29, 2009 by and between the Registrant and Cilag GmbH International

10.16#(6)	Form of Chief Executive Officer Employment Agreement

10.17+	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

10.18+	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.19†(8)	Collaboration Agreement dated September 1, 2010 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.20#(9)	Separation Agreement dated February 16, 2011 by and between the Registrant and Graham K. Cooper

10.21#(10)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan

10.22(12)†	Amendment No. 3 to the License Agreement dated June 8, 2011 by and between the Registrant and Duke University

10.23#(11)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A. Narachi

10.24#(11)	Form of Amendment No. 1 to Employment Agreement between the Registrant and Mark Booth

10.25#(13)	Amendment No. 2 to Amended and Restated Employment Agreement between Mark Booth and the Company dated November 1, 2011

10.26#(15)	Amendment No. 3 to Amended and Restated Employment Agreement dated March 15, 2012 by and between the Registrant and Mark Booth

10.27(16)	Partial Lease Termination Agreement dated March 2, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.28#(17)	Amended and Restated Independent Director Compensation Policy

10.29(18)	Second Amendment to Lease dated February 15, 2013 by and between the Registrant and Mullrock3 Torrey Pines, LLC

10.30#(19)	Amendment No. 4 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Mark Booth

10.31#(19)	Amendment No. 1 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and each of Joseph P. Hagan, Preston Klassen, M.D. and Heather D. Turner

10.32#(19)	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Michael A. Narachi

10.33#(20)	Amendment to the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan

10.34†(23)	Naltrexone Hydrochloride Supply Agreement effective as of January 1, 2013 by and between the Registrant and Mallinckrodt LLC

10.35†(23)	Amendment Number 1 to Collaboration Agreement dated September 26, 2013 by and between the Registrant and Takeda Pharmaceutical Company Limited

10.36†+	Amendment No. 1 to Manufacturing Services Agreement dated November 1, 2013 by and between the Registrant, Patheon Pharmaceuticals Inc. and Patheon Inc.

23.1(23)	Consent of Independent Registered Public Accounting Firm

31.1(23)	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2(23)	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.3+	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.4+	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*(23)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(23)	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on January 7, 2008.
(3)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(4)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2009.
(6)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(7)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2010.
(9)	Filed with the Registrant’s Current Report on Form 8-K on February 17, 2011.
(10)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.
(11)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 8, 2011.
(13)	Filed with the Registrant’s Current Report on Form 8-K on November 1, 2011.
(14)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(15)	Filed with the Registrant’s Current Report on Form 8-K on March 16, 2012.
(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2012.
(17)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 12, 2013.
(18)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2013.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2013.
(20)	Filed with the Registrant’s Current Report on Form 8-K on September 23, 2013.
(21)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.
(22)	Filed with the Registrant’s Registration Statement on Form S-8 on June 6, 2013.
(23)	Filed with the Registrant’s Annual Report on Form 10-K on March 13, 2014.
†	Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
+	Filed herewith.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2015	By:	/s/ Michael A. Narachi
Michael A. Narachi
President and Chief Executive Officer (Principal Executive Officer)