Form 10-Q
period 2015-03-31
Orexigen Therapeutics, Inc.
filed 2015-05-08
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2015, the registrant had 125,219,896 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$75,075	$104,243
Accounts receivable	4,530	2,571
Investment securities, available-for-sale	113,570	101,294
Inventory	1,356	1,198
Deferred tax assets	547	547
Prepaid expenses and other current assets	1,277	1,473

Total current assets	196,355	211,326
Property and equipment, net	817	857
Other long-term assets	612	621
Restricted cash	177	177

Total assets	$197,961	$212,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,460	$4,243
Accrued clinical trial expenses	9,726	10,690
Accrued expenses	5,454	6,552
Deferred revenue, current portion	8,229	8,229

Total current liabilities	25,869	29,714
Long-term convertible debt	84,933	83,908
Deferred revenue, less current portion	74,057	76,114
Deferred tax liabilities	547	547
Other long-term liabilities	305	354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2015 and December 31, 2014; 124,914,339 and 123,460,598 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	125	123
Additional paid-in capital	581,341	574,247
Accumulated other comprehensive income (loss)	16	(26)
Accumulated deficit	(569,232)	(552,000)

Total stockholders’ equity	12,250	22,344

Total liabilities and stockholders’ equity	$197,961	$212,981

See accompanying notes.

Note: The Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Collaborative agreement	$2,057	$857
Royalties	2,302	—

Total revenues	4,359	857
Operating expenses:
Research and development	11,242	17,001
General and administrative	8,584	7,010

Total operating expenses	19,826	24,011

Loss from operations	(15,467)	(23,154)
Other income (expense):
Interest income	63	26
Interest and other expense	(1,829)	(1,770)

Total other expense	(1,766)	(1,744)

Net loss	$(17,233)	$(24,898)

Basic and diluted net loss per share	$(0.14)	$(0.23)

Basic and diluted shares used in computing net loss per share	123,884	109,249

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Loss	$(17,233)	$(24,898)
Other comprehensive income (loss)
Unrealized gain on investment securities	42	9

Other comprehensive income	42	9

Comprehensive income loss	$(17,191)	$(24,889)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(17,233)	$(24,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on securities available-for-sale	260	222
Accretion of debt discount	1,025	942
Depreciation	51	8
Stock-based compensation	4,109	3,597
Deferred revenue	(2,057)	(857)
Other non-cash adjustments	14	10
Changes in operating assets and liabilities:
Accounts receivable	(1,959)	(6)
Inventory	(158)	—
Prepaid expenses and other current assets	196	3
Other assets	(4)	119
Accounts payable and accrued expenses	(3,845)	(1,189)
Deferred rent and lease incentives	(48)	105

Net cash used in operating activities	(19,649)	(21,944)
Investing activities
Purchases of securities available-for-sale	(37,594)	(50,115)
Maturities of securities available-for-sale	25,100	11,250
Purchase of property and equipment	(11)	(28)

Net cash used in investing activities	(12,505)	(38,893)
Financing activities
Proceeds from issuance of common stock	2,986	279

Net cash provided by financing activities	2,986	279

Net decrease in cash and cash equivalents	(29,168)	(60,558)
Cash and cash equivalents at beginning of period	104,243	98,121

Cash and cash equivalents at end of period	$75,075	$37,563

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States. Contrave was launched commercially in the United States by the Company’s partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. In addition, the Company has experienced losses since its inception, and as of March 31, 2015, had an accumulated deficit of $569.2 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

Basis of Presentation

The Company has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of December 31, 2014 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Revenue Recognition

The Company has entered into agreements with Takeda which contain multiple elements, including nonrefundable upfront fees, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales.

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

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory/development and sales-based events. Effective January 1, 2011, the Company adopted on a prospective basis the guidance under ASU No. 2010-17, “Revenue Recognition-Milestone Method”. Under the Milestone Method of accounting, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. Any milestone payments that do not satisfy these revenue recognition criteria are recorded over the remaining life of the agreements with a cumulative catch up adjustment for the portion of the milestone earned from the inception of the agreement to the expected term of the agreement. The excess of the milestone paid and the amount recognized in the cumulative catch up adjustment is recorded as deferred revenue and recognized over the remaining expected term of the agreement.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition. This new standard will replace all current generally accepted accounting principles guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years beginning after December 16, 2016, including interim periods within that reporting period, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and related disclosures.

        In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred and present those amounts separately as deferred charges. However, the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity is presented as a direct deduction from or an addition to the face amount of the debt. The guidance is required to be applied by the Company retrospectively beginning in fiscal 2016, but early adoption is permitted. The Company is currently evaluating the application methods and the impact of this new statement on the consolidated financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss attributable to common stockholders	$(17,233)	$(24,898)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	123,884	109,249

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.23)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	14,042	14,042
Common stock warrants outstanding	—	11,370
Common stock options outstanding	19,624	19,298

	33,666	44,710

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at March 31, 2015 and December 31, 2014 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
March 31, 2015			Gains	Losses
U.S. government agency securities	Less than 1	$88,732	$11	$(6)	$88,737
Corporate debt securities	Less than 1	18,320	8	(2)	18,326
U.S. government agency securities	More than 1	5,000	5	—	5,005
Corporate debt securities	More than 1	1,501	1	—	1,502

Total investment securities		$113,553	$25	$(8)	$113,570

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
December 31, 2014			Gains	Losses
U.S. government agency securities	Less than 1	$87,895	$4	$(27)	$87,872
Corporate debt securities	Less than 1	5,074	—	(1)	5,073
U.S. government agency securities	More than 1	8,351	—	(2)	8,349

Total investment securities		$101,320	$4	$(30)	$101,294

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2015 and 2014.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$71,422	$71,422	$—	$—
U.S. government agency securities	94,242	—	94,242	—
Corporate debt securities	19,828	—	19,828	—

Total financial instruments owned	$185,492	$71,422	$114,070	$—

6. Inventory

Upon receiving U.S. Food and Drug Administration (“FDA”) approval of Contrave in September 2014, the Company began to capitalize inventory costs for Contrave.

Inventory consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$782	$755
Work in process	283	58
Finished goods	291	385

	$1,356	$1,198

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2015	December 31, 2014
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	532	521
Leasehold improvements	5	557	557
Manufacturing equipment	5	663	640
Asset under construction		98	120

		2,929	2,917
Less accumulated depreciation and amortization		(2,112)	(2,060)

		$817	$857

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation related expenses	$1,892	$4,666
Accrued research and development expenses	871	1,187
Accrued interest on convertible notes	1,054	264
Accrued legal and professional expenses	522	156
Inventory received, not invoiced	747	58
Other accrued expenses	368	221

	$5,454	$6,552

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
General and administrative	$2,963	$2,476
Research and development	1,146	1,121

	$4,109	$3,597

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2015	2014
Expected life (in years)	5.6	5.6
Expected volatility	93.9%	107.3%
Risk-free interest rate	1.5%	1.8%
Expected dividend yield	—	—

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

The Company has the option to settle the 2020 Notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate for the Notes will initially be 122.1225 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $8.19 per share of common stock, and is subject to adjustment under the terms of the Notes.

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

A summary of the liability and equity components of the 2020 Notes is as follows at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(30,067)	(31,092)

Long term convertible debt	$84,933	$83,908

Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	5.8 years	6.0 years

11. Commitments and Contingencies

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave (formerly referred to as NB32) in the United States, Canada and Mexico. Effective in September 2013, the Company and Takeda entered into an amendment to the collaboration agreement pursuant to which Takeda assumed from the Company the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico. Under the terms of the collaboration agreement, the Company received a nonrefundable upfront cash payment of $50.0 million from Takeda and is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones, including $100.0 million that was achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States, Canada and Mexico. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million is being deferred and recognized over 14.5 years, the estimated term of the agreement. In addition to the upfront payment, the Company earned milestones of $30.0 million from Takeda for the FDA approval of Contrave and for delivery of launch supplies to Takeda in 2014. Also in October 2014, the Company earned and was paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement.

For the three months ended March 31, 2015, the Company recognized revenues under this agreement of $4.4 million, including $2.3 million in royalties earned for the sale of Contrave by Takeda and $2.1 million in amortization of deferred revenue. At March 31, 2015, deferred revenue under this agreement totaled $82.3 million. Also the Company recorded receivables at March 31, 2015 and 2014 for approximately $4.5 million and $83,000, respectively, for reimbursement by Takeda for royalty revenue earned on the sales of Contrave by Takeda and certain manufacturing and patent costs permitted under the collaboration agreement prior to FDA approval which were accounted for as a reduction of the expenses reimbursed.

The Company assessed the milestones under the revised authoritative guidance for research and development milestones and determined that the two regulatory/development milestone payments, $20.0 million due to the Company upon regulatory approval in the United States and $10.0 million due to the Company upon the delivery of launch supplies to Takeda, met the definition of a milestone. The third regulatory/development milestone payment, $70.0 million due to the Company upon the first commercial sale in the United States, did not meet the definition of a milestone as Takeda was responsible for the commercialization of Contrave. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement. Sales-based milestone payments do not meet the criteria of a milestone as their achievement is solely based on the performance of Takeda. The Company has determined that anniversary milestones of $45 million do not meet the definition of a milestone as the Company believes these payments are contingent solely upon the passage of time.

12. Litigation

In May 2013, the Company received a shareholder demand alleging that certain option grants to its President and Chief Executive Officer, Michael A. Narachi, our Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and our Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of the Company’s common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of the Company’s fiscal years. The Company refers to this limit as the 162(m) Award Limit. The Company’s board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to the board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of the Company’s board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of the Company’s board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of the Company’s board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action the Company’s refers to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of the Company filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and the members of its board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and current and former members of the Company’s board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. On April 8, 2015, the plaintiff filed an amended complaint. The parties have submitted a stipulation with the court that, if approved by the court, would make the Company and the individual defendants’ response to the amended complaint due on May 8, 2015. Without the stipulation, the deadline to respond to the complaint would be April 22, 2015. The Company and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the Light Study. The complaints seek an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. Motions seeking to be appointed Lead Plaintiff are due May 11, 2015. The Company expects a consolidated complaint to be filed approximately 60 days after the Court appoints a Lead Plaintiff. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

It is possible that additional securities class action litigation may be brought against the Company following stock price declines related to the release of information regarding Contrave or clinical trial results, including the Light Study or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject the Company to significant liabilities.

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

These statements include but are not limited to statements regarding: the potential for Contrave®/Mysimba™ to achieve commercial success globally; the potential to obtain marketing authorizations or commercialization partner(s) for Contrave in territories outside of North America; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; additional analysis of the interim results or new data from the continuing Light Study, including safety-related data, and the additional cardiovascular outcomes trial, may produce negative or inconclusive results, or may be inconsistent with the conclusion that the interim analysis was successful; our dependence on Takeda to carry out the commercial launch of Contrave in North America; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that the interim analysis of the Light Study may not be predictive of future results in the Light Study or other clinical trials; the potential for early termination of our collaboration agreement with Takeda; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

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

On September 10, 2014, the FDA notified us that it had approved our NDA for Contrave extended-release. We and our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave. Takeda commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we and Takeda agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. We are also required to conduct a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, as well as a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In March 2015, the European Commission granted centralized marketing authorization for Contrave (under the name Mysimba™) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states. Although we retain marketing rights for Contrave outside the United States, Canada and Mexico, we currently have no plans to commercially launch Mysimba in the European Union in the near future.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of March 31, 2015, we had an accumulated deficit of $569.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $4.4 million in revenue for the three months ended March 31, 2015, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement.

For the three months ended March 31, 2015, the Company recognized revenues under this agreement of $4.4 million, including $2.3 million in royalties earned for the sale of Contrave by Takeda and $2.1 million in amortization of deferred revenue. At March 31, 2015, deferred revenue under this agreement totaled $82.3 million.

Other than the amortization of the upfront payment of $50.0 million and regulatory/development milestones totaling $100.0 million from Takeda, our ability to generate revenue in the near term will depend solely on the success of Takeda sales of Contrave in the U.S. Takeda commercially launched Contrave in the U.S. in October 2014. We are eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, on increasing levels of net sales of Contrave in the United States, Canada and Mexico. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, Takeda’s ability to effectively launch, market and sell Contrave and coverage and reimbursement by third-party payors.

Takeda accounted for 100% of revenue for three months ended March 31, 2015.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consisted primarily of costs associated with clinical trials managed by contract research organizations, or CROs, product development efforts, raw materials, inventory, and manufacturing-related expenses. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. Following FDA approval of Contrave in September 2014, the responsibility for the continuation of the Light Study was transferred to our partner, Takeda. Upon transfer of this responsibility, we began to pay the clinical trial expenses associated with the Light Study directly to Takeda who then made direct payments to such vendors. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2014. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs of external service providers:
Obesity	$7,508	$13,019
Other	69	92

Subtotal	7,577	13,111
Internal costs	2,519	2,769
Stock-based compensation	1,146	1,121

Total research and development expenses	$11,242	$17,001

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the EMA. Until we are able to finalize the protocol, we are unable to predict the cost of the new CV outcomes trial that Takeda, as the sponsor, is responsible for conducting. Future development expenses will depend on the timing of the Light Study, the new CV outcomes trial and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, including the Light Study, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, including the Light Study, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. Contrave became commercially available in the U.S. in October 2014.

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

Income Taxes

At December 31, 2014, we have federal and state net operating loss carryforwards of approximately $398.1 million and $390.9 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal and state net operating loss carryforwards begin to expire in 2024 and 2015, respectively, unless previously utilized. At December 31, 2014, we have federal and state research and development tax credit carryforwards of $18.5 million and $5.5 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized and the state tax credits carry forward indefinitely Under Sections 382 and 383 of Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and federal tax credit carry forwards that could be utilized annually in the future to offset taxable income, and tax, respectively. The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2014. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2014. The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on our preliminary analysis of the limitation of our net operating losses and federal credits, we have removed deferred tax assets for net operating losses of $254.1 million and $231.1 million for federal and state, respectively, and federal research and development credits of $9.6 million from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, we will reassess the amount of net operating losses and federal credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact our effective tax rate.

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

There were no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014

Revenues. Revenues for each of the three months ended March 31, 2015 and 2014 were $4.4 million and $857,000, respectively, and represent revenues recognized under our collaboration agreement with Takeda. Additionally, we recognized $2.3 million of royalty revenue for the sales of Contrave by Takeda for the three months ended March 31, 2015.

Research and Development Expenses. Research and development expenses decreased to $11.2 million for the three months ended March 31, 2015 from $17.0 million for the comparable period during 2014. This decrease of approximately $5.8 million was due primarily to a decrease in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $6.4 million. The decrease was partially offset by a $900,000 increase in expenses in connection with the Light Study, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $8.6 million for the three months ended March 31, 2015 from $7.0 million for the comparable period during 2014. This increase of approximately $1.6 million was due primarily to an increase in market research costs of $606,000, an increase in stock-based compensation expense of $487,000 and an increase in salaries and personnel related costs of $443,000.

Interest and Other expense, net. Interest and Other (Expense), Income net, consists principally of interest expense incurred on the 2020 Notes, offset by income earned on marketable securities.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through March 31, 2015, we received net proceeds of approximately $574.2 million from the issuance of equity and convertible debt securities as follows:

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

As of March 31, 2015, we had $75.1 million in cash and cash equivalents and an additional $113.6 million in investment securities, available-for-sale. As of March 31, 2015, our holdings primarily consisted of treasury-backed money market funds, other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $19.6 million and $21.9 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $12.5 million and $38.9 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $3.0 million and $279,000 for the three months ended March 31, 2015 and 2014, respectively. The net cash provided by financing activities in 2015 and 2014 was a result of proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones and royalties related to Contrave. We will incur substantial additional development expenses to conduct the Light Study and the new CV outcomes trial for Contrave. Until we are able to finalize the protocol, we are unable to predict the cost of the new CV outcomes trial that Takeda, as the sponsor, is responsible for conducting.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at March 31, 2015 for Contrave sales was approximately $115,000.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the successful commercialization of Contrave;

•	the scope and cost of the post-marketing requirements for Contrave in the U.S. and Mysimba in the E.U.;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of additional regulatory approvals for Contrave, if at all; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents and investment securities, available-for-sale, and anticipated product revenue, will be sufficient to meet our projected operating requirements through the next 12 months.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2015 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our management has concluded as of March 31, 2015, our disclosure controls and procedures are effective.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. On April 8, 2015, the plaintiff filed an amended complaint. The parties have submitted a stipulation with the court that, if approved by the court, would make our and the individual defendants’ response to the amended complaint due on May 8, 2015. Without the stipulation, the deadline to respond to the complaint would be April 22, 2015. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the Light Study. The complaints seek an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. Motions seeking to be appointed Lead Plaintiff are due May 11, 2015. We expect a consolidated complaint to be filed approximately 60 days after the Court appoints a Lead Plaintiff. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Business and Industry

Our success for the foreseeable future is dependent solely on the success of our recently approved product, Contrave® (naltrexone HCI and bupropion HCI) extended release, or ER, tablets.*

To date the majority of our resources have been focused on the research and development of Contrave. On September 10, 2014, the U.S. Food and Drug Administration, or the FDA, notified us that it had approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission granted a centralized marketing authorization for Contrave (under the name Mysimba™) that is valid in all 28 European Union member states for Mysimba to be placed on the market. We and our collaboration partner in United States, Canada and Mexico, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave in the United States. Takeda commercially launched Contrave in the United States in October 2014. Although we retain marketing rights outside the United States, Canada and Mexico, we currently have no plans to commercially launch Mysimba in the European Union in the near future. Our ability to generate revenue for the foreseeable future will depend solely on the commercial success of Contrave in the United States. Accordingly, any failure or significant delay in the successful commercialization of Contrave in the United States will have a material and adverse impact on our business.

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

•

Takeda may not comply with applicable regulatory guidelines (including the post-marketing requirements and the new cardiovascular outcomes trial, or CVOT) with respect to the commercialization, commercial packaging or development of Contrave, which could adversely impact the sales of Contrave and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

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

Even though Contrave received regulatory approval from the FDA and the European Commission, it will still be subject to ongoing and continued regulatory review and post-marketing requirements, which may result in significant expense and limit our ability to commercialize this product.*

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies. We are required to conduct a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations. We are also required to perform a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which evaluates the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring Takeda, the sponsor, to conduct a new placebo-controlled cardiovascular outcomes trial, or CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. The protocol for the new CVOT trial was finalized with the FDA in April 2015 and we expect the trial to begin in the second half of 2015, with the final study results available by January 2022. We expect to pay a substantial portion of the CVOT. Any issues relating to these restrictions or post-marketing requirements (including a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States and the European Union and may adversely impact our ability to maintain regulatory approval in the United States and the European Union.*

Contrave is prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed ongoing requirements for post-marketing studies. Takeda, the sponsor, is required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations, a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which evaluates the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring us to conduct a new CVOT with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. The protocol for the new CVOT trial was finalized with the FDA in April 2015 and we expect the trial to begin in the second half of 2015, with the final study results available by January 2022. Any issues relating to these post-marketing requirements (including a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

In addition, we may need to complete additional preclinical testing of any product candidate to evaluate safety and toxicity and the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for Contrave (outside the United States and the European Union) and maintain approval for Contrave in the United States. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, including post-marketing clinical trials, even after promising results in earlier trials. If Contrave is not shown to be safe and effective in clinical trials, our clinical development program could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of any other product candidates that we may develop, in-license or acquire would prevent receipt or maintenance of regulatory approval and, ultimately, the commercialization of that product candidate.

We expect intense competition in the obesity marketplace for Contrave and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

Contrave competes with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than Contrave. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for Contrave and any future products. Vivus, Inc. commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia in September 2012. Eisai Inc., the collaboration partner of Arena Pharmaceuticals, Inc., or Arena, commercially launched lorcaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may already have built a significant competitive advantage as we and our collaborative partner begin to market Contrave. Moreover, Novo Nordisk’s product, Saxenda, recently received FDA approval as well as approval form the European Commission and is expected to commercially launch in 2015. These products represent additional competition and potential negative pricing pressure with respect to Contrave. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the commercialization of Contrave.

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

Disclosure of interim results of ongoing clinical trials or delays in the commencement, the transfer and delivery of clinical trial information or completion of clinical trials or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs, maintain or receive additional regulatory approvals and/or generate revenues.*

Disclosure of interim results of ongoing clinical trials, including disclosure of interim results related to the protection of our intellectual property, or delays in the commencement, the transfer and delivery of clinical trial information or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain or receive additional regulatory approvals. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	retaining patients who have initiated a clinical trial, but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	the status of our collaborative relationship with Takeda with respect to the post-marketing requirements for Contrave and any additional clinical trials required for Contrave; and

•	timely collection, review and analysis of our clinical trial data.

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

Contrave may cause undesirable side effects that could delay or prevent commercialization, limit the commercial profile of an approved label, result in significant negative consequences following marketing approval or delay or prevent regulatory approval.*

Undesirable side effects caused by our product could cause regulatory authorities to withdraw or limit their approval of the product or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These consisted of cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, headache, vomiting, dizziness, insomnia, dry mouth and diarrhea. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In the Light Study 25% interim analysis, which interim analysis was designed only as an early and preliminary assessment of safety to support regulatory approvals of Contrave, there were no unexpected new safety signals observed. Serious adverse events and adverse events leading to discontinuation were generally consistent with the overall safety profile established in the COR program. However, a larger number of CV events are required to more accurately determine the effect of Contrave on CV outcomes and these safety conclusions may change in connection with additional data from the Light Study or the required post-marketing CVOT, which new CVOT is expected to begin in the second half of 2015.

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

We rely primarily on third parties to assist us in the conduct of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to commercialize our product within our expected timeframes or at all.*

We expect to use a CRO to assist us with monitoring, oversight and statistical support for the additional post-marketing requirements for Contrave/Mysimba. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and that our regulatory filings are consistent with regulatory requirements. Our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs that assist us with our clinical studies are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may not accept the clinical data in support of our marketing applications or in connection with our post-marketing commitments. We cannot assure you that upon inspection by a given regulatory authority, such authority will determine that any clinical trial complied with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard or fails to comply with regulatory requirements, it may adversely impact the commercialization of our product. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

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

A key constituent of Contrave is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20s. The package insert for Contrave includes a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for Contrave. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although Contrave is not intended to be promoted for or used in the treatment of major depression or smoking cessation, a similar warning is included in the labeling for Contrave, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use Contrave.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for an injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and Takeda being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and Takeda may not be able to successfully commercialize Contrave and/or we and Takeda may be unable to meet demand for our product and would lose potential revenues.

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

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion ER formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome. In accordance with the Hatch-Waxman Act, we and Takeda have 45 days after effective notice of the Paragraph IV certification to file suit against the ANDA filer in order to obtain an automatic stay of FDA approval of the ANDA until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. Moreover, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

We may never receive approval or commercialize our products outside of the United States and the European Union.*

In order to market any products outside of the United States and the European Union, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

Failure to obtain regulatory approval for Contrave in other countries outside of the United States and the European Union, or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that Contrave may not be approved for all indications requested, which could limit the uses of Contrave and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

Healthcare reform measures could hinder or prevent our product’s commercial success.*

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

In the European Union and some other international markets, governments or payors have adopted local policy to contain costs for provisions of health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. If our product is approved in these markets, these measures may negatively impact our revenues. In addition, certain countries set prices by reference to the prices in other countries where approved products are marketed. Thus, our inability to secure adequate prices for our products, if approved, in a particular country may not only limit the marketing of these products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, if approved, thus adversely affecting our revenues.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel. *

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of our historical regulatory interactions with our Contrave NDA and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. As our business continues to grow, and we transition from primarily a drug development company to a commercial product organization, we expect to experience changes in our executive team, including potential departures and the addition of new executives with commercialization expertise of other necessary skill sets. We may also experience some departures from our current executive team as individuals transition to new experiences and/or retirement. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of our product, our ability to raise additional capital and our ability to implement our overall business strategy.

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Michael A. Narachi, our President and Chief Executive Officer. Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. If we lose any members of our senior management team, including Mr. Narachi, we may not be able to find suitable replacements, and our business may be harmed as a result. Other than our outgoing Chief Commercial Officer, Mark Booth, we are not aware of any key personnel who has plans to retire or leave our company in the immediate future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Risks Related to Intellectual Property

Our market opportunity for Contrave may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries. In addition, the dose escalation schedule of Contrave is protected by U.S. patent 8,722,085, which is expected to expire in November 2027. U.S. patent number 8,815,889, directed to methods of treating insulin resistance using Contrave, including in obese patients, issued in August 2014, and is expected to expire in July 2024. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent number 8,916,195, which is expected to expire in February 2030. U.S. patent number 8,969,371, which issued in March 2015 and is expected to expire in July 2034, protects the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have patent applications pending in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, Japan and Russia for the same mark and have a pending application in Brazil. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe, Russia and Japan and have a pending application in Brazil, Canada, Korea and Mexico. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in the European Union, Norway, and Switzerland for the same mark. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2015, we had an accumulated deficit of approximately $569.2 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any significant revenue from our product and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the amortization of the upfront payment of $50.0 million from Takeda upon execution of the collaboration agreement and regulatory and development milestones totaling $100.0 million from Takeda, we have not generated any significant revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014. Our ability to generate revenue depends on a number of factors, including, but not limited to, Takeda’s ability to effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	successfully manage our collaborative relationship with Takeda to effectively launch, market and sell Contrave in the United States, Canada and Mexico;

•	maintain regulatory approval of Mysimba;

•	manufacture commercial quantities of Contrave at acceptable cost levels; and

•

identify and enter into one or more additional strategic collaborations to effectively market and sell Contrave in the European Union and elsewhere outside the United States, Canada and Mexico, if approved.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.90 to a high sale price of $9.37. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales for Contrave;

•	FDA or international regulatory actions, including failure to receive regulatory approval outside the United States for Contrave;

•	announcements regarding our clinical trials, including the Ignite Study, the Light Study and the post-marketing required clinical trials, including the new CVOT, for Contrave;

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of May 1, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 30% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We may become involved in securities-related litigation, including securities class action litigation, or securities-related investigations, that could divert management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this and other types of shareholder litigation in the future. Moreover, as a public company, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources. For example, in April 2015, we received a formal request from the SEC’s Division of Enforcement for documentation related to, among other things, a Current Report on Form 8-K that we filed with the SEC on March 3, 2015. We intend to cooperate fully with the SEC regarding this matter. Litigation, and investigations by regulatory authorities, are often expensive and divert management’s attention and resources, which could adversely affect our business.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. Our and the individual defendants’ responses to the amended complaint is due on May 8, 2015 and we plan to file a motion to dismiss. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the Light Study. The complaints seek an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. Motions seeking to be appointed Lead Plaintiff are due May 11, 2015. We expect a consolidated complaint to be filed approximately 60 days after the Court appoints a Lead Plaintiff. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(3)	Form of Warrant to Purchase Common Stock
4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(5)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 8, 2015	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(3)	Form of Warrant to Purchase Common Stock
4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(5)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.