Form 10-Q
period 2015-06-30
Orexigen Therapeutics, Inc.
filed 2015-08-07
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of August 4, 2015, the registrant had 125,394,189 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$71,585	$104,243
Accounts receivable	6,804	2,571
Investment securities, available-for-sale	103,475	101,294
Inventory	4,909	1,198
Deferred tax assets	547	547
Prepaid expenses and other current assets	2,026	1,473

Total current assets	189,346	211,326
Property and equipment, net	765	857
Other long-term assets	882	621
Restricted cash	177	177

Total assets	$191,170	$212,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,593	$4,243
Accrued clinical trial expenses	14,991	10,690
Accrued expenses	6,804	6,552
Deferred revenue, current portion	8,229	8,229

Total current liabilities	36,617	29,714
Long-term convertible debt	85,973	83,908
Deferred revenue, less current portion	72,000	76,114
Deferred tax liabilities	547	547
Other long-term liabilities	258	354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2015 and December 31, 2014; 125,394,189 and 123,460,598 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	125	123
Additional paid-in capital	587,377	574,247
Accumulated other comprehensive income (loss)	10	(26)
Accumulated deficit	(591,737)	(552,000)

Total stockholders’ equity	(4,225)	22,344

Total liabilities and stockholders’ equity	$191,170	$212,981

See accompanying notes.

Note: The Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Collaborative agreement	$2,057	$857	$4,114	$1,714
Royalties	3,137	—	5,439	—

Total revenues	5,194	857	9,553	1,714
Operating expenses:
Research and development	15,107	16,726	26,349	33,727
General and administrative	10,815	6,933	19,399	13,943

Total operating expenses	25,922	23,659	45,748	47,670

Loss from operations	(20,728)	(22,802)	(36,195)	(45,956)
Other income (expense):
Interest income	67	26	130	52
Interest expense	(1,843)	(1,731)	(3,672)	(3,501)

Total other expense	(1,776)	(1,705)	(3,542)	(3,449)

Net loss	$(22,504)	$(24,507)	$(39,737)	$(49,405)

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.32)	$(0.43)

Basic and diluted shares used in computing net loss per share	125,188	117,987	124,540	113,642

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(22,504)	$(24,507)	$(39,737)	$(49,405)
Other comprehensive gain (loss)
Unrealized gain (loss) on investment securities	(6)	6	36	15

Other comprehensive gain (loss)	(6)	6	36	15

Comprehensive loss	$(22,510)	$(24,501)	$(39,701)	$(49,390)

See accompanying notes.

Orexigen Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(39,737)	$(49,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	511	428
Amortization of debt discount	2,065	1,897
Depreciation	103	46
Stock-based compensation	8,939	7,397
Deferred revenue	(4,114)	(1,714)
Other non-cash adjustments	28	21
Changes in operating assets and liabilities:
Accounts receivable	(4,233)	(4,114)
Inventory	(3,711)	—
Prepaid expenses and other current assets	(553)	(439)
Other assets	(288)	127
Accounts payable and accrued expenses	6,903	1,720
Deferred rent and lease incentives	(96)	169

Net cash used in operating activities	(34,183)	(43,867)
Investing activities
Purchases of securities available-for-sale	(56,981)	(51,378)
Maturities of securities available-for-sale	54,324	27,645
Purchase of property and equipment	(11)	(91)

Net cash used in investing activities	(2,668)	(23,824)
Financing activities
Proceeds from issuance of common stock	4,193	677

Net cash provided by financing activities	4,193	677

Net decrease in cash and cash equivalents	(32,658)	(67,014)
Cash and cash equivalents at beginning of period	104,243	98,121

Cash and cash equivalents at end of period	$71,585	$31,107

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States. Contrave was launched commercially in the United States by the Company’s partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. The Company has experienced losses since its inception, and as of June 30, 2015, had an accumulated deficit of $591.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition. This new standard will replace all current generally accepted accounting principles guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and related disclosures.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(22,504)	$(24,507)	$(39,737)	$(49,405)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	125,188	117,987	124,540	113,642

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.32)	$(0.43)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	14,042	14,042	14,042	14,042
Common stock warrants outstanding	—	572	—	572
Common stock options outstanding	19,135	19,613	19,135	19,613

	33,177	34,227	33,177	34,227

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at June 30, 2015 and December 31, 2014 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
June 30, 2015			Gains	Losses
U.S. government agency securities	Less than 1	$80,211	$9	$(3)	$80,217
Corporate debt securities	Less than 1	19,765	7	(4)	19,768
U.S. government agency securities	More than 1	3,490	—	—	3,490

Total investment securities		$103,466	$16	$(7)	$103,475

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
December 31, 2014			Gains	Losses
U.S. government agency securities	Less than 1	$87,895	$4	$(27)	$87,872
Corporate debt securities	Less than 1	5,074	—	(1)	5,073
U.S. government agency securities	More than 1	8,351	—	(2)	8,349

Total investment securities		$101,320	$4	$(30)	$101,294

Gross realized gains and losses on available-for-sale securities were immaterial during the six months ended June 30, 2015 and 2014.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$69,425	$69,425	$—	$—
U.S. government agency securities	83,707	—	83,707	—
Corporate debt securities	19,768	—	19,768	—

Total financial instruments owned	$172,900	$69,425	$103,475	$—

6. Inventory

Upon receiving U.S. Food and Drug Administration (“FDA”) approval of Contrave in September 2014, the Company began to capitalize inventory costs for Contrave.

Inventory consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$3,570	$755
Work in process	527	58
Finished goods	812	385

	$4,909	$1,198

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2015	December 31, 2014
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	532	521
Leasehold improvements	5	557	557
Manufacturing equipment	5	663	640
Asset under construction		98	120

		2,929	2,917
Less accumulated depreciation and amortization		(2,164)	(2,060)

		$765	$857

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation related expenses	$2,642	$4,666
Accrued research and development expenses	1,878	1,187
Accrued interest on convertible notes	263	264
Accrued legal and professional expenses	546	156
Inventory received, not invoiced	1,225	58
Other accrued expenses	250	221

	$6,804	$6,552

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative	$3,618	$2,630	$6,580	$5,107
Research and development	1,213	1,170	2,359	2,290

	$4,831	$3,800	$8,939	$7,397

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life (in years)	5.6	5.6	5.6	5.6
Expected volatility	93.9%	107.3%	93.9%	107.3%
Risk-free interest rate	1.9%	1.9%	1.5%	1.8%
Expected dividend yield	—	—	—	—

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

A summary of the liability and equity components of the 2020 Notes is as follows at June 30, 2015 and December 31, 2014 (in thousands):

	June 31, 2015	December 31, 2014
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(29,027)	(31,092)

Long term convertible debt	$85,973	$83,908

Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	5.5 years	6.0 years

11. Agreements with Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave (formerly referred to as NB32) in the United States, Canada and Mexico. Effective in September 2013, the Company and Takeda entered into an amendment to the collaboration agreement pursuant to which Takeda assumed from the Company the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico. In July 2015, the Company and Takeda amended and restated the collaboration agreement, which among other things, redefined the territory to cover only the United States, returning all commercial rights in Canada and Mexico to the Company. Under the terms of the original collaboration agreement, the Company received from Takeda a nonrefundable upfront cash payment of $50.0 million and additional payments totaling $100.0 million that was achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. Pursuant to the amended and restated collaboration agreement, the Company is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million was deferred and is being recognized over the estimated term of the agreement of 14.5 years. In addition to the upfront payment, the Company earned milestones of $30.0 million for the FDA approval of Contrave and for delivery of launch supplies to Takeda in 2014. This milestone payment was determined to meet the definition of a substantive milestone and was recognized at the time the milestone was earned. Also, in October 2014, the Company earned and was paid a $70.0 million milestone for the shipment of Contrave, by Takeda, to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement.

For the six months ended June 30, 2015, the Company recognized revenues under this agreement of $9.6 million, including approximately $5.5 million in royalties earned for the sale of Contrave by Takeda and approximately $4.1 million in amortization of deferred revenue. At June 30, 2015, deferred revenue under this agreement totaled $80.2 million. Also the Company had receivables at June 30, 2015 and 2014 for approximately $6.7 million and $4.5 million, respectively. The receivable at June 30, 2015 was for royalty revenue earned on the sales of Contrave by Takeda and reimbursement for Contrave shipments to Takeda. The receivable at June 30, 2014 was $4.2 million related to the reimbursement of certain manufacturing and patent costs permitted under the collaboration agreement incurred prior to FDA approval which were accounted for as a reduction of the expenses reimbursed.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on our motion. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the Light Study. The complaints seek an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. Plaintiff’s deadline to file an amended consolidated complaint is August 21, 2015. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer and counterclaim to the Company’s and Takeda’s complaint. Following this filing, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. Although the Company and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

13. Subsequent Events

In July 2015, the Company’s subsidiary, Orexigen Therapeutics Ireland, Ltd., and Kwang Dong Pharmaceutical Company, Ltd. (“Kwang Dong”), entered into a distributorship agreement for South Korea for Contrave. Under the terms of the agreement, Kwang Dong will be responsible for seeking regulatory approval and for all commercialization activity and expenses. The Company will supply Contrave tablets to Kwang Dong for a price equal to a $7 million upfront payment, approximately 35 – 40% of net sales, potential sales-based milestone payments, and other fees. Kwang Dong expects to begin marketing Contrave in the second half of 2016, if approved.

In July 2015, the Company entered into an amended and restated collaboration agreement (the “Restated Collaboration Agreement”) with Takeda which amends and restates the prior agreement that the parties entered into in September 2010. The Restated Collaboration Agreement is substantially the same as the prior agreement subject to the following key changes:

(a) The territory covered by the collaboration is revised to only include the United States, returning all rights for the countries of Mexico and Canada to the Company.

(b) The responsibilities for the costs of development activities for Contrave from and after August 1, 2015 have been restructured.

(i) The Company is responsible for the cost of the randomized, double-blind, placebo-controlled cardiovascular outcomes clinical trial (the “CVOT”) to be conducted by Takeda up to the currently-projected total cost of such CVOT, above which the parties will generally share the costs of such CVOT equally, with certain exceptions.

(ii) Takeda will be responsible for 100% of remaining costs for the terminated Light Study.

(iii) Takeda and the Company will be responsible for 75% and 25% of expenses, respectively, of any other post-approval development costs, including all other post-marketing requirement studies other than the CVOT.

(c) The Company will now be eligible to receive up to an additional $105 million of potential milestone payments upon achievement of a combination of factors related to superiority claims reflected in approved labeling for Contrave, a lack of generic competition and net sales.

The termination provisions were not changed from the prior agreement. In addition to the Restated Collaboration Agreement, the parties also simultaneously agreed to a mutual release to, among other things, any claims or potential claims related to the dispute among the parties.

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

These statements include but are not limited to statements regarding: the potential for Contrave®/Mysimba™ to achieve commercial success globally; the potential to obtain additional marketing authorizations or commercialization partner(s) for Contrave in territories outside of the United States the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; the expectation that the new, post-marketing required CV outcomes trial is expected to begin later this year and has a target completion date of 2022; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; additional analysis of the interim results or the final data from the terminated Light Study, including safety-related data, and the additional cardiovascular outcomes trial, may produce negative or inconclusive results, or may be inconsistent with the conclusion that the interim analysis was successful; our dependence on Takeda to carry out the commercial launch of Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that the interim analysis of the Light Study may not be predictive of future results in the Light Study or other clinical trials; the potential for early termination of our collaboration agreement with Takeda; legal or regulatory proceedings against Orexigen, as well as potential reputational harm, as a result of misleading public claims about Orexigen; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

In March 2015, the European Commission granted centralized marketing authorization for Contrave (under the name Mysimba™) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (>18 years) with an initial Body Mass Index of > 30 kg/m2 (obese), or > 27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states. Although we retain marketing rights for Contrave outside the United States, we currently have no plans to commercially launch Mysimba in the European Union, or elsewhere, in the near future.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of June 30, 2015, we had an accumulated deficit of $591.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $9.6 million in revenue for the six months ended June 30, 2015, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement.

For the six months ended June 30, 2015, the Company recognized revenues under this agreement of $9.6 million, including $5.4 million in royalties earned for the sale of Contrave by Takeda and $4.1 million in amortization of deferred revenue. At June 30, 2015, deferred revenue under this agreement totaled $80.2 million.

Other than the amortization of the upfront payment of $50.0 million and regulatory/development milestones totaling $100.0 million from Takeda, our ability to generate revenue in the near term will depend solely on the success of Takeda sales of Contrave in the U.S. Takeda commercially launched Contrave in the U.S. in October 2014. Pursuant to an amended and restated collaboration we entered into with Takeda in July 2015, we are eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, on increasing levels of net sales of Contrave in the United States. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, Takeda’s ability to effectively launch, market and sell Contrave and coverage and reimbursement by third-party payors.

Takeda accounted for 100% of revenue for six months ended June 30, 2015.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consisted primarily of costs associated with clinical trials managed by contract research organizations, or CROs, product development efforts, raw materials, inventory, and manufacturing-related expenses. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. Following FDA approval of Contrave in September 2014, the responsibility for the continuation of the Light Study was transferred to our partner, Takeda. Upon transfer of this responsibility, we began to pay the clinical trial expenses associated with the Light Study, which was terminated in May 2015, directly to Takeda who then made direct payments to such vendors. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2015 and 2014. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Costs of external service providers:
Obesity	$11,050	$12,859	$18,558	$25,878
Other	110	93	179	185

Subtotal	11,160	12,952	18,737	26,063
Internal costs	2,734	2,604	5,253	5,374
Stock-based compensation	1,213	1,170	2,359	2,290

Total research and development expenses	$15,107	$16,726	$26,349	$33,727

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the EMA. The cost of the new CV outcomes trial is approximately $210.0 million. Future development expenses will depend on the timing of the Light Study closure, the conduct of the new CV outcomes trial and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. Contrave became commercially available in the U.S. in October 2014.

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

There were no significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of three months ended June 30, 2015 to three months ended June 30, 2014

Revenues. Revenues for the three months ended June 30, 2015 and 2014 were $5.2 million and $857,000, respectively, and represent revenues recognized under our collaboration agreement with Takeda. $3.1 million of revenues for the three months ended June 30, 2015 are royalty revenues for the sales of Contrave by Takeda. No royalty revenue was recognized for the three months ended June 30, 2014.

Research and Development Expenses. Research and development expenses decreased to $15.1 million for the three months ended June 30, 2015 as compared to $16.7 million for the comparable period during 2014. This decrease of approximately $1.6 million was due primarily to a decrease in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $4.7 million and a decrease in regulatory related costs of $412,000. These decreases were partially offset by a $3.4 million increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $10.8 million for the three months ended June 30, 2015 from $6.9 million for the comparable period during 2014. This increase of approximately $3.9 million was due primarily to an increase in marketing and consulting costs of $1.5 million, an increase in stock-based compensation expense of $987,000, an increase in professional fees of $567,000 and an increase in salaries and personnel related costs of 273,000.

Interest and Other Expense, net. Interest and other expense, net increased to $1.8 million in expense for the three months ended June 30, 2015 from $1.7 million for the comparable period during 2014.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

Revenues. Revenues for the six months ended June 30, 2015 and 2014 were $9.6 million and $1.7 million, respectively, and represent revenue recognized under our collaboration agreement with Takeda. $5.4 million of revenues for the six months ended June 30, 2015 are royalty revenues for the sales of Contrave by Takeda. No royalty revenue was recognized for the six months ended June 30, 2014.

Research and Development Expenses. Research and development expenses decreased to $26.3 million for the six months ended June 30, 2015 from $33.7 million for the comparable period during 2014. This decrease of approximately $7.4 million was due primarily to a decrease in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $11.2 million and a decrease in salaries and personnel related costs of $390,000. These decreases were partially offset by a $4.3 million increase in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $19.4 million for the six months ended June 30, 2015 from $13.9 million for the comparable period during 2014. This increase of approximately $5.5 million was due primarily to an increase in marketing and consulting costs of $2.1 million, an increase in stock-based compensation expense of $1.5 million, an increase in recruiting costs of $509,000 and an increase in salaries and personnel related costs of 361,000.

Interest and Other Expense, net. Interest and other expense, net increased to $3.5 million in expense for the six months ended June 30, 2015 from $3.4 million for the comparable period during 2014.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through June 30, 2015, we received net proceeds of approximately $574.2 million from the issuance of equity and convertible debt securities as follows:

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

As of June 30, 2015, we had $71.6 million in cash and cash equivalents and an additional $103.5 million in investment securities, available-for-sale. As of June 30, 2015, our holdings primarily consisted of treasury-backed money market funds, other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $34.2 million and $43.9 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $2.7 million and $23.8 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $4.2 million and $677,000 for the six months ended June 30, 2015 and 2014, respectively. The net cash provided by financing activities in 2015 and 2014 was a result of proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones and royalties related to Contrave. Although Takeda, as the sponsor, is responsible for conducting the new CVOT, we will incur substantial additional development expenses to pay for the new CVOT for Contrave. The cost of the new CVOT is approximately $210.0 million.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at June 30, 2015 for Contrave sales was approximately $272,000.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2015 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our management has concluded as of June 30, 2015, our disclosure controls and procedures are effective.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint. The court has not ruled on our motion. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of our stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the Light Study. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. Plaintiff’s deadline to file an amended consolidated complaint is August 21, 2015. We expect a consolidated complaint to be filed approximately 60 days after the Court appoints a Lead Plaintiff. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

In April 2015, we and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, we and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer and counterclaim to our complaint. Following this filing, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

Risks Related to Our Business and Industry

Our success for the foreseeable future is dependent solely on the success of our recently approved product, Contrave® (naltrexone HCI and bupropion HCI) extended release, or ER, tablets.*

To date the majority of our resources have been focused on the research and development of Contrave. On September 10, 2014, the U.S. Food and Drug Administration, or the FDA, notified us that it had approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission granted a centralized marketing authorization for Contrave (under the name Mysimba™) that is valid in all 28 European Union member states for Mysimba to be placed on the market. We and our collaboration partner in the United States, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave in the United States. Takeda commercially launched Contrave in the United States in October 2014. Although we retain marketing rights outside the United States, we currently have no plans to commercially launch Mysimba in the European Union, or elsewhere, in the near future. Our ability to generate revenue for the foreseeable future will depend solely on the commercial success of Contrave in the United States. Accordingly, any failure or significant delay in the successful commercialization of Contrave in the United States will have a material and adverse impact on our business.

We are dependent on our collaboration with Takeda to further develop and commercialize Contrave in the United States. This collaboration places a large part of the commercialization and the development outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Takeda could have an adverse impact on our business.*

In July 2015, we entered into an amended and restated collaboration agreement, or the collaboration agreement, with Takeda for the development and commercialization of Contrave in the United States. Under the collaboration agreement, Takeda is also responsible for the packaging of Contrave for commercial sale. We cannot be certain that our collaboration with Takeda will continue. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the commercialization and further development of Contrave, and even if we elected to pursue commercialization and further development of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement subjects us to a number of risks, including:

•

Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to commercialization, commercial packaging, or the post-approval development of Contrave in the United States;

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

•	Pricing, discounts and cost effectiveness;

•	our Risk Evaluation and Mitigation Strategy, or REMS, if any are imposed;

•	the effectiveness of our, or our current or any future collaborators’ sales and marketing strategies;

•	our and our collaborative partner’s ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

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

Even though Contrave received regulatory approval from the FDA and the European Commission, it will still be subject to ongoing and continued regulatory review and post-marketing requirements, which may result in significant expense and limit our ability to commercialize this product.*

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. Takeda, the sponsor, is also required to conduct a number of post-marketing studies. Takeda, the sponsor, is required to conduct a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations. We are also required to perform a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring Takeda, the sponsor, to conduct a new placebo-controlled cardiovascular outcomes trial, or CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. We expect the trial to begin in the second half of 2015, with the final study results available by January 2022. Pursuant our collaboration agreement with Takeda, we are responsible for the cost of the CVOT up to the currently-projected total cost of such CVOT, above which the parties will generally share the costs of such CVOT equally, with certain exceptions. In addition, we cannot assure you that the new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States and the European Union and may adversely impact our ability to maintain regulatory approval in the United States and the European Union.*

Contrave is prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed ongoing requirements for post-marketing studies. Takeda, the sponsor, is required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations, a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring us to conduct a new CVOT with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. We expect the trial to begin in the second half of 2015, with the final study results available by January 2022. In addition, we cannot assure you that the new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

We expect intense competition in the obesity marketplace for Contrave and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.*

Contrave competes with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than Contrave. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for Contrave and any future products. Vivus, Inc. commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia in September 2012. Eisai Inc., the collaboration partner of Arena Pharmaceuticals, Inc., or Arena, commercially launched lorcaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may already have built a significant competitive advantage as we and our collaborative partner begin to market Contrave. Moreover, Novo Nordisk’s product, Saxenda, recently received FDA approval as well as approval form the European Commission and commercially launched in the United States in April 2015, with launches in additional markets planned later in 2015. These products represent additional competition and potential negative pricing pressure with respect to Contrave. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the commercialization of Contrave.

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

We and our collaborative partner are subject to uncertainty relating to reimbursement policies which, if not favorable to Contrave, could hinder or prevent Contrave’s commercial success.*

Our ability and our collaborative partner’s ability to commercialize our approved product successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or our collaborative partner will be able to obtain adequate third-party coverage or reimbursement for our product in whole or in part.

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

Currently, Contrave as well as our competitors’ drug products have limited third-party payor coverage. This means that individuals prescribed such drug products often either have significant out-of-pocket costs or pay for the products entirely by themselves. If Contrave does not receive adequate coverage or reimbursement, the market acceptance and commercial success of Contrave may be limited.

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

If the contract manufacturers upon whom we rely fail to produce our product in the volumes that we and Takeda require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and Takeda may face delays in the development and commercialization of Contrave.*

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical and commercial supplies. These supplies include the formulations of our product’s APIs from our API suppliers, the tablets combining those components and the bottles used to package these tablets for commercial use and use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product in the volumes required on a timely basis, we may face delays in the continued development and commercialization of Contrave. In addition, pursuant to our collaboration agreement with Takeda, Takeda has the responsibility to package Contrave for commercial sale in the United States. In September 2014, we entered into a manufacturing services agreement with Takeda to supply to Takeda all of Takeda’s requirements of Contrave for commercialization in the United States.

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

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or Takeda require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or Takeda may face delays in the further development or commercialization of Contrave.*

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay the commercialization of Contrave.

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

In May 2015, we entered into a new supply agreement with Mallinckrodt, effective January 2015, pursuant to which Mallinckrodt manufactures commercial supplies of naltrexone for use in Contrave. Pursuant to the terms of the supply agreement, we will pay certain fixed prices for such naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone which are intended for commercial sale, provided that certain terms and conditions are met. The initial term of the supply agreement commenced in January 2015 and will continue in effect through December 2018. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction by or against the other party, or (c) the supply agreement is assigned by the other party for the benefit of creditors. Either party may terminate the supply agreement upon 90 days’ written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the 90 day notice period, provided that Mallinckrodt can only cure a breach for failure to timely supply ordered quantities of naltrexone up to one time per year, and provided further that , if we breach the agreement by failing to pay an invoice, the notice and cure periods referred to in this sentence shall only be 30 days. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that, (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of its drug product containing naltrexone, (b) our drug product containing naltrexone fails during clinical trials and it withdraws the NDA, or (c) we determines=, in its sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

Other than our agreements with Cilag and Mallinckrodt, we have no other material, long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, we and our collaborative partner may not be able to successfully commercialize Contrave if we are unable to secure long-term supply commitments for its API components.

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

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States, , and our ability to generate revenues may be delayed or limited.*

We are developing Contrave for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into an ammended and restated collaboration agreement with Takeda in July 2015 to further develop and commercialize Contrave in the United States. In order to expand the market opportunity outside of the United States for Contrave we must either establish additional sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into additional collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration or co-promotion arrangements for Contrave/Mysimba outside the United States and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave/Mysimba outside the United States will be limited and as a result our competitors may be more successful in marketing and selling their products in these areas. Even if we do enter into additional collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

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

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion ER formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis Laboratories Fl., Inc. and certain of its affiliates, which we refer to collectively as Actavis, on the basis that Actavis’ proposed generic products infringe on certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome. However, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same indication we are studying before we do, our approval of the new indication could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel. *

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of our historical regulatory interactions with the Contrave NDA and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. As our business continues to grow, and we transition from primarily a drug development company to a commercial product organization, we expect to experience changes in our executive team, including potential departures and the addition of new executives with commercialization expertise of other necessary skill sets. We may also experience some departures from our current executive team as individuals transition to new experiences and/or retirement. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of Contrave/Mysimba, our ability to raise additional capital and our ability to implement our overall business strategy.

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

Risks Related to Intellectual Property

Our market opportunity for Contrave may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis, on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries. In addition, the dose escalation schedule of Contrave is protected by U.S. patent 8,722,085, which is expected to expire in November 2027. U.S. patent number 8,815,889, directed to methods of treating insulin resistance using Contrave, including in obese patients, issued in August 2014, and is expected to expire in July 2024. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent number 8,916,195, which is expected to expire in February 2030. U.S. patent number 8,969,371, which issued in March 2015 and is expected to expire in July 2034, protects the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have issued patents and pending patent applications in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, Japan and Russia for the same mark and have pending applications in Brazil. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe, Russia and Japan and have a pending application in Brazil, Canada, Korea and Mexico. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in the European Union, Norway, and Switzerland for the same mark. In addition, applications for the mark MYSIMBA are pending in Australia and Korea. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2015, we had an accumulated deficit of approximately $591.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any significant revenue from our product and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. With the exception of the amortization of the upfront payment of $50.0 million from Takeda upon execution of the original collaboration agreement in September 2010 and regulatory and development milestones totaling $100.0 million from Takeda, we have not generated any significant revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014. Our ability to generate revenue depends on a number of factors, including, but not limited to, Takeda’s ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	successfully manage our collaborative relationship with Takeda to effectively launch, market and sell Contrave in the United States;

•	maintain regulatory approval of Mysimba;

•	manufacture commercial quantities of Contrave at acceptable cost levels; and

•	effectively market and sell Contrave/Mysimba in the European Union and elsewhere outside the United States, if approved.

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

We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund post-marketing studies for Contrave or clinical trials outside the United States for Contrave/Mysimba, and commercialize Contrave/Mysimba outside the United States, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate development and commercialization activities required for Contrave/Mysimba, and our commercialization efforts for Contrave/Mysimba outside such countries.*

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund our operations and to conduct post-marketing requirements for Contrave;

•	commercialize Contrave/Mysimba outside the United States;

•	co-promote Contrave in the United States; and

•	qualify and outsource the commercial-scale of our products under cGMP.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the successful commercialization of Contrave.

•

the rate of progress and cost of clinical activity, including the new CVOT for Contrave, and the scope and cost of the additional post-marketing requirements for Contrave, including expenses to support the trials and milestone payments that may become payable;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave/Mysimba;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave/Mysimba should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of additional regulatory approvals for Contrave/Mysimba; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

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

Our quarterly operating results may fluctuate significantly.*

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results may be affected by numerous factors, including:

•

the level of underlying demand for Contrave, wholesalers’ buying patterns with respect to Contrave, discounts given to certain Contrave customers, and Takeda’s ability to successfully market Contrave under our collaboration agreement;

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $4.30 to a high sale price of $8.24. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;

•	FDA or international regulatory actions, including failure to receive additional regulatory approval outside the United States for Contrave;

•	announcements regarding our clinical trials, including the Ignite Study, the Light Study and the post-marketing required clinical trials, including the new CVOT, for Contrave;

•

announcements regarding Vivus’, Arena’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our collaborative relationship with Takeda;

•	announcements regarding bupropion or naltrexone;

•	announcements regarding manufacturing or supply developments for Contrave;

•	failure of any of our product to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	changes in or announcements relating to third-party coverage and reimbursement policies for Contrave/Mysimba; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of August 1, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 30% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

On December 6, 2013, a plaintiff claiming to be a shareholder of ours filed a derivative lawsuit purportedly on behalf of us against certain of our officers and the members of our board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint. The court has not ruled on our motion. We and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the

Light Study. The complaints seek an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. Plaintiff’s deadline to file an amended consolidated complaint is August 21, 2015. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registration and Wilmington Trust, National Association, as trustee
10.1†	Supply Agreement, effective as of January 1, 2015, by and between the Registrant and Mallinckrodt LLC
10.2(6)	Separation and Consulting Agreement, dated June 25, 2015, by and between the Registrant and Heather D. Turner
10.3†	Consulting Agreement, dated June 25, 2015, by and between the Registrant and Heather D. Turner
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(6)	Filed with the Registrant’s Current Report on Form 8-K on June 26, 2015.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 7, 2015	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
10.1†	Supply Agreement, effective as of January 1, 2015, by and between the Registrant and Mallinckrodt LLC
10.2(6)	Separation and Consulting Agreement, dated June 25, 2015, by and between the Registrant and Heather D. Turner
10.3†	Consulting Agreement, dated June 25, 2015, by and between the Registrant and Heather D. Turner
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(6)	Filed with the Registrant’s Current Report on Form 8-K on June 26, 2015.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.