Form 10-Q
period 2015-09-30
Orexigen Therapeutics, Inc.
filed 2015-11-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of November 2, 2015, the registrant had 145,443,852 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$154,267	$104,243
Accounts receivable	4,560	2,571
Investment securities, available-for-sale	79,175	101,294
Inventory	11,068	1,198
Deferred tax assets	547	547
Prepaid expenses and other current assets	2,231	1,473

Total current assets	251,848	211,326
Property and equipment, net	931	857
Other long-term assets	1,415	621
Restricted cash	138	177

Total assets	$254,332	$212,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,917	$4,243
Accrued clinical trial expenses	8,806	10,690
Accrued expenses	12,720	6,552
Deferred revenue, current portion	10,004	8,229

Total current liabilities	35,447	29,714
Long-term convertible debt	87,043	83,908
Deferred revenue, less current portion	84,849	76,114
Deferred tax liabilities	547	547
Other long-term liabilities	206	354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2015 and December 31, 2014; 145,414,090 and 123,460,598 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	145	123
Additional paid-in capital	650,612	574,247
Accumulated other comprehensive income (loss)	(1,639)	(26)
Accumulated deficit	(602,878)	(552,000)

Total stockholders’ equity	46,240	22,344

Total liabilities and stockholders’ equity	$254,332	$212,981

See accompanying notes.

Note: The Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Collaborative agreement	$7,411	$30,857	$11,525	$32,571
Royalties	2,563	—	8,002	—

Total revenues	9,974	30,857	19,527	32,571
Operating expenses:
Research and development	8,817	10,719	35,166	44,446
General and administrative	12,103	7,097	31,502	21,040

Total operating expenses	20,920	17,816	66,668	65,486

Income (loss) from operations	(10,946)	13,041	(47,141)	(32,915)
Other income (expense):
Interest income	65	16	195	68
Interest expense	(1,872)	(1,784)	(5,544)	(5,285)
Foreign currency gain (loss) net	1,612	—	1,612	—

Total other expense	(195)	(1,768)	(3,737)	(5,217)

Net income (loss)	$(11,141)	$11,273	$(50,878)	$(38,132)

Basic and diluted net income (loss) per share	$(0.09)	$0.09	$(0.40)	$(0.33)

Shares used in computing basic net income (loss) per share	129,747	122,583	126,295	116,655

Shares used in computing diluted net income (loss) per share	129,747	130,140	126,295	116,655

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(11,141)	$11,273	$(50,878)	$(38,132)
Other comprehensive income (loss)
Foreign currency translation loss	(1,643)	—	(1,643)	—
Unrealized income (loss) on investment securities	(6)	—	29	15

Other comprehensive income (loss)	(1,649)	—	(1,614)	15

Comprehensive income (loss)	$(12,790)	$11,273	$(52,492)	$(38,117)

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$(50,878)	$(38,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	694	592
Amortization of debt discount	3,135	2,880
Depreciation	157	87
Stock-based compensation	12,357	11,407
Deferred revenue	9,746	(2,571)
Unrealized foreign currency gain	(1,602)	—
Other non-cash adjustments	(835)	32
Changes in operating assets and liabilities:
Accounts receivable	(1,990)	(31,937)
Inventory	(9,801)	(754)
Prepaid expenses and other current assets	(758)	(71)
Other assets	42	97
Accounts payable and accrued expenses	3,956	(1,118)
Deferred rent and lease incentives	(147)	146

Net cash used in operating activities	(35,924)	(59,342)
Investing activities
Purchases of securities available-for-sale	(83,864)	(64,825)
Maturities of securities available-for-sale	105,319	92,846
Purchase of property and equipment	(231)	(175)
Restricted cash	39	—

Net cash provided by investing activities	21,263	27,846
Financing activities
Proceeds from issuance of common stock and warrants in private placement financing	59,804	—
Proceeds from issuance of common stock	4,226	1,733

Net cash provided by financing activities	64,030	1,733

Effect of exchange rate changes on cash	655	—

Net increase (decrease) in cash and cash equivalents	50,024	(29,763)
Cash and cash equivalents at beginning of period	104,243	98,121

Cash and cash equivalents at end of period	$154,267	$68,358

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States. Contrave was launched commercially in the United States by the Company’s partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. The Company has experienced losses since its inception, and as of September 30, 2015, had an accumulated deficit of $602.9 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The financial statements of the Company’s foreign subsidiary with a functional currency other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.

The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of December 31, 2014 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Inventory

Inventories are stated at the lower of cost (using a first-in, first-out basis) or market. Inventory costs including raw materials and finished goods that may be associated with the Company’s products prior to regulatory approval are charged to research and development expense prior to such approval on a country-specific basis.

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

3. Net Loss per Share

The Company computes basic earnings (loss) per share by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and Employee Stock Purchase Plan (ESPP), warrants and the shares to be issued upon the conversion of the convertible senior notes. No shares related to the assumed conversion of the convertible senior notes were included in the diluted net income (loss) calculation for the three and nine months ended September 30, 2015 and 2014 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were excluded from the diluted net income (loss) calculation for all periods presented because such shares are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(11,141)	$11,273	$(50,878)	$(38,132)

Denominator for basic and diluted weighted average shares of common stock outstanding:

Weighted average common shares outstanding for basic	129,747	122,583	126,295	116,655
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	—	6,985	—	—
Common stock warrants	—	572	—	—

Weighted average common shares outstanding for diluted	129,747	130,140	126,295	116,655

Basic net income (loss) per share	$(0.09)	$0.09	$(0.40)	$(0.33)

Diluted net income (loss) per share	$(0.09)	$0.09	$(0.40)	$(0.33)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	14,042	14,042	14,042	14,042
Common stock warrants outstanding	5,000	—	5,000	572
Common stock options outstanding	19,987	11,766	19,987	18,727

	39,029	25,808	39,029	33,341

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$64,462	$4	$(6)	$64,460
Corporate debt securities	Less than 1	14,710	6	(1)	14,715

Total investment securities		$79,172	$10	$(7)	$79,175

December 31, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$87,895	$4	$(27)	$87,872
Corporate debt securities	Less than 1	5,074	—	(1)	5,073
U.S. government agency securities	More than 1	8,351	—	(2)	8,349

Total investment securities		$101,320	$4	$(30)	$101,294

Gross realized gains and losses on available-for-sale securities were immaterial during the nine months ended September 30, 2015 and 2014.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$112,154	$112,154	$—	$—
U.S. government agency securities	64,460	—	64,460	—
Corporate debt securities	14,715	—	14,715	—

Total financial instruments owned	$191,329	$112,154	$79,175	$—

6. Inventory

Upon receiving U.S. Food and Drug Administration (“FDA”) approval of Contrave in September 2014, the Company began to capitalize inventory costs for Contrave.

Inventory consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$8,446	$755
Work in process	464	58
Finished goods	2,158	385

	$11,068	$1,198

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2015	December 31, 2014
Furniture and fixtures	5	$1,079	$1,079
Computer equipment and software	3 to 5	574	521
Leasehold improvements	5	557	557
Manufacturing equipment	5	663	640
Asset under construction		275	120

		3,148	2,917
Less accumulated depreciation and amortization		(2,217)	(2,060)

		$931	$857

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation related expenses	$3,864	$4,666
Accrued research and development expenses	1,664	1,187
Accrued interest on convertible notes	1,054	264
Accrued legal and professional expenses	659	156
Accrued marketing and market research expenses	1,050	—
Inventory received, not invoiced	3,861	58
Other accrued expenses	568	221

	$12,720	$6,552

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative	$2,353	$2,882	$8,934	$7,989
Research and development	1,064	1,128	3,423	3,418

	$3,417	$4,010	$12,357	$11,407

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life (in years)	5.6	5.6	5.6	5.6
Expected volatility	93.9%	107.3%	93.9%	107.3%
Risk-free interest rate	1.6%	1.8%	1.6%	1.8%
Expected dividend yield	—	—	—	—

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

A summary of the liability and equity components of the 2020 Notes is as follows at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(27,957)	(31,092)

Long term convertible debt	$87,043	$83,908

Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	5.3 years	6.0 years

11. Agreements with Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave (formerly referred to as NB32) in the United States, Canada and Mexico. Effective in September 2013, the Company and Takeda entered into an amendment to the collaboration agreement pursuant to which Takeda assumed from the Company the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico. Under the terms of the original collaboration agreement, the Company received from Takeda a nonrefundable upfront cash payment of $50.0 million and additional payments totaling $100.0 million that was achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. Pursuant to the Restated Collaboration Agreement, the Company is eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones. The Company is also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States. In accordance with the Company’s continuing performance obligation of the collaboration, the upfront payment of $50.0 million was deferred and is being recognized over the estimated term of the agreement of 14.5 years. In addition to the upfront payment, the Company earned milestones of $30.0 million for the FDA approval of Contrave and for delivery of launch supplies to Takeda in 2014. This milestone payment was determined to meet the definition of a substantive milestone and was recognized at the time the milestone was earned. Also, in October 2014, the Company earned and was paid a $70.0 million milestone for the shipment of Contrave, by Takeda, to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement.

In July 2015, the Company entered into an amended and restated collaboration agreement with Takeda (the “Restated Collaboration Agreement”) which amends and restates the original agreement that the parties entered into in September 2010. The Restated Collaboration Agreement is substantially the same as the prior agreement subject to the following key changes:

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

The termination provisions of the Restated Agreement were not changed from the prior agreement. In addition to the Restated Collaboration Agreement, the parties also simultaneously agreed to a mutual release to, among other things, any claims or potential claims related to the prior dispute among the parties.

For the nine months ended September 30, 2015, the Company recognized revenues under this agreement of $19.4 million, including approximately $8.0 million in royalties earned for the sale of Contrave by Takeda and approximately $11.4 million in amortization of deferred revenue. At September 30, 2015, deferred revenue under this agreement totaled $87.9 million. Also the Company had receivables at September 30, 2015 and 2014 for approximately $2.8 million and $32.0 million, respectively. The receivable at September 30, 2015 was for royalty revenue earned on the sales of Contrave by Takeda and reimbursement for manufacturing expenses. The receivable at September 30, 2014 includes $30.0 million for Takeda milestones and an additional $2.0 million for reimbursement of certain manufacturing expenses.

12. Agreement with Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Kwang Dong Pharmaceutical Company, Ltd. (“Kwang Dong”), entered into a distributorship agreement for South Korea for Contrave. Under the terms of the agreement, Kwang Dong will be responsible for seeking regulatory approval and for all commercialization activity and expenses. The Company will supply Contrave tablets to Kwang Dong. The Company received a $7.0 million upfront payment, and will be entitled to potential sales-based milestones of $6 million and other potential payments, totaling $10 million. Kwang Dong expects to begin marketing Contrave in the second half of 2016, if regulatory approval is obtained. The upfront payment of $7.0 million was deferred and is being recognized over the estimated term of the agreement of 19.2 years. For the nine months ended September 30, 2015, the Company recognized revenues under this agreement of $61,000.

13. Private Placement Financing

In September 2015, the Company sold 20.0 million shares of its common stock and warrants to purchase 5.0 million shares of its common stock in a private placement to an affiliate of The Baupost Group, L.L.C., at a purchase price of $3.00 per share of common stock and 0.25 of a warrant, raising net proceeds of $59.8 million. The warrants are exercisable for five years at $6.00 per share. The Company is obligated to file a registration statement for an additional 25.0 million shares of common stock (including 5.0 million shares of common stock underlying the warrants) within 90 days of the closing date and complete the registration process within 150 days of the closing date. If the Company is unable to comply with the registration obligations thereunder, the Company must pay liquidated damages in an amount equal to l% of the aggregate purchase price of the securities for each 30-day period until the Company is able to comply with such obligations, subject to a maximum limit of 10% of the aggregate investment amount.

14. Litigation

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. The complaints purport to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and March 5, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results of the Light Study. The complaints seek an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. The defendants’ motion is scheduled to be heard by the Court on December 17, 2015. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. Although the Company and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

These statements include but are not limited to statements regarding: the potential for Contrave®/Mysimba™ to achieve commercial success globally; our plans for commercial launch of Mysimba in Europe and the anticipated timing thereof; the potential for regulatory approval and potential marketing of Contrave in Korea and the anticipated timing thereof; the potential to obtain additional marketing authorizations or commercialization partner(s), as applicable, for Contrave in territories outside of the United States, Europe and Korea; our ability to retain ownership of Contrave/Mysimba in certain markets; our ability to build and acquire complementary new assets; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; our satisfaction of all post-marketing requirements and commitments for Contrave, in both the United States and worldwide, and the anticipated timing thereof; the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program; the timing, receipt and amount of sales, royalties and/or milestones from the development and commercialization of Contrave; our ability to maintain our current collaborative agreement with Takeda, as well as our ability to maintain our licenses to the rights to Contrave; our and Takeda’s ability to obtain and maintain patent protection for Contrave, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others; the sufficiency of our cash resources and our expectations regarding our future cash flow, expenses, revenues, financial results and capital requirements; and anticipated trends in our business and industry, and other characterizations of future events or circumstances. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the potential that the marketing and commercialization of Contrave and Mysimba will not be successful; the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; additional analysis of the interim results or the final data from the terminated Light Study, including safety-related data, and the additional CVOT may produce negative or inconclusive results, or may be inconsistent with the conclusion that the interim analysis was successful; our ability to retain ownership of Contrave and Mysimba and create value in certain markets outside of the United States; our dependence on Takeda to carry out the commercial launch of Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that the interim analysis of the Light Study may not be predictive of future results in the Light Study or other clinical trials; the potential for early termination of our collaboration agreement with Takeda; legal or regulatory proceedings against Orexigen, as well as potential reputational harm, as a result of misleading public claims about Orexigen; the therapeutic and commercial value of Contrave and Mysimba; our ability to successfully acquire, develop and market additional product candidates or approved products; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

In March 2015, the European Commission granted centralized marketing authorization for Contrave (under the name Mysimba™) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states. We plan to launch Mysimba in the European Union in the second half of 2016. In addition, in October 2015, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., submitted a New Drug Application for Contrave in South Korea. Kwang Dong expects to begin marketing Contrave in the second half of 2016, if regulatory approval is obtained. We retain marketing rights for Contrave outside the United States and South Korea and are currently advancing plans for the commercial launch of Mysimba in the European Union while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in markets in the European Union and other territories outside the United States.

In September 2015, the Company sold 20.0 million shares of its common stock and warrants to purchase 5.0 million shares of its common stock in a private placement to an affiliate of The Baupost Group, L.L.C., at a purchase price of $3.00 per share of common stock and 0.25 of a warrant, raising net proceeds of $59.8 million. The warrants are exercisable for five years at $6.00 per share.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States, the European Union and South Korea. We have incurred significant net losses since our inception. As of September 30, 2015, we had an accumulated deficit of $602.9 million. These losses have resulted principally from costs incurred in connection with research and development, marketing and commercialization activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $19.5 million in revenue for the nine months ended September 30, 2015, primarily resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda as these payments were determined to meet the definition of a substantive milestone. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement. For the nine months ended September 30, 2015, we recognized revenues under this agreement of $19.4 million, including approximately $8.0 million in royalties earned for the sale of Contrave by Takeda and approximately $11.4 million in amortization of deferred revenue. At September 30, 2015, deferred revenue under this agreement totaled $87.9 million.

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

Takeda accounted for 99% of our revenue for nine months ended September 30, 2015.

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

The following table summarizes our research and development expenses for the three and nine months ended June 30, 2015 and 2014. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs of external service providers:
Obesity	$4,964	$7,102	$23,522	$32,981
Other	105	76	283	261

Subtotal	5,069	7,178	23,805	33,242
Internal costs	2,684	2,413	7,938	7,786
Stock-based compensation	1,064	1,128	3,423	3,418

Total research and development expenses	$8,817	$10,719	$35,166	$44,446

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the EMA. The estimated cost of the new CVOT is approximately $210.0 million. Future development expenses will depend on the timing of the Light Study closure, the conduct of the new CVOT and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. Contrave became commercially available in the United States in October 2014.

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

Interest and Other Expense, net

Interest and Other Expense, net, consists principally of interest expense incurred on the 2020 Notes, offset by income earned on marketable securities and foreign currency gain and losses.

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

There were no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of three months ended September 30, 2015 to three months ended September 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 and 2014 were $10.0 million and $30.9 million, respectively, and primarily represent revenue recognized under our collaboration agreement with Takeda. The decrease of approximately $20.9 million in 2015 was due primarily to recognition of two regulatory/development milestones in the comparable period in 2014, consisting of $20.0 million payable upon regulatory approval of Contrave in the United States and $10.0 million payable upon the delivery of Contrave launch supplies to Takeda. This was partially offset by $2.6 million of royalty revenues for the three months ended September 30, 2015 for sales of Contrave by Takeda. No royalty revenue was recognized for the three months ended September 30, 2014 as Contrave had not yet commercially launched.

Research and Development Expenses. Research and development expenses decreased to $8.8 million for the three months ended September 30, 2015 as compared to $10.7 million for the comparable period during 2014. This decrease of approximately $1.9 million was due primarily to a decrease in expenses of $1.8 million in connection with our Contrave clinical costs, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $12.1 million for the three months ended September 30, 2015 from $7.1 million for the comparable period during 2014. This increase of approximately $5.0 million was due primarily to an increase in marketing and market research costs of $2.2 million, an increase in recruiting costs of $1.2 million, an increase in consulting and professional fees of $805,000 and an increase in salaries and other personnel related costs of $500,000.

Interest and Other Expense, net. Interest and other expense, net decreased to $196,000 in expense for the three months ended September 30, 2015 from $1.8 million for the comparable period during 2014. This decrease was primarily due to foreign currency gain of $1.6 million during the three months ended September 30, 2015.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

Revenues. Revenues for each of the nine months ended September 30, 2015 and 2014 were $19.5 million and $32.6 million, respectively, and primarily represent revenue recognized under our collaboration agreement with Takeda. The decrease of approximately $13.1 million in 2015 was due primarily to recognition of two regulatory/development milestones in the comparable period in 2014, consisting of $20.0 million payable upon regulatory approval of Contrave in the United States and $10.0 million payable upon the delivery of Contrave launch supplies to Takeda. This was partially offset by $8.0 million of royalty revenues for the nine months ended September 30, 2015 for the sales of Contrave by Takeda. No royalty revenue was recognized for the nine months ended September 30, 2014 as Contrave had not yet commercially launched.

Research and Development Expenses. Research and development expenses decreased to $35.2 million for the nine months ended September 30, 2015 from $44.4 million for the comparable period during 2014. This decrease of approximately $9.2 million was due primarily to a decrease in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $11.3 million and a $556,000 decrease in regulatory activities as compared to 2014. This decrease was partially offset by an increase in expenses of $2.5 million in connection with our Contrave clinical costs, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $31.5 million for the nine months ended September 30, 2015 from $21.0 million for the comparable period during 2014. This increase of approximately $10.5 million was due primarily to an increase in marketing and market research costs of $3.1 million, an increase in consulting and professional fees of $1.9 million, an increase in recruiting costs of $1.7 million, an increase in stock-based compensation expense of $945,000 and an increase in salaries and other personnel related costs of $827,000.

Interest and Other Expense, net. Interest and other expense, net decreased to $3.7 million in expense for the nine months ended September 30, 2015 from $5.2 million for the comparable period during 2014. This decrease was primarily due to foreign currency gain of $1.6 million during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through September 30, 2015, we received net proceeds of approximately $634.0 million from the issuance of equity and convertible debt securities as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million;

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million;

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and common stock warrants to purchase up to 56,461,730 shares for aggregate net proceeds of $86.9 million;

•	in October 2012, we issued and sold a total of 11,000,000 shares of common stock for aggregate net proceeds of $56.5 million;

•	in December 2013, we issued the 2020 Notes for aggregate net proceeds of $110.5 million; and

•

in September 2015, we issued and sold a total of 20.0 million shares of common stock and common stock warrants to purchase 5.0 million shares of our common stock for aggregate net proceeds of $59.8 million.

As of September 30, 2015, we had $154.3 million in cash and cash equivalents and an additional $79.2 million in investment securities, available-for-sale. As of September 30, 2015, our holdings primarily consisted of treasury-backed money market funds, other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $35.9 million and $59.3 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash provided by investing activities was $21.3 million and $27.9 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $64.0 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. The net cash provided by financing activities in 2015 and 2014 was a result of proceeds from the issuance of common stock due to exercises of stock options. In September 2015, we sold 20.0 million shares of our common stock in a private placement for net cash proceeds of $59.8 million.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones and royalties related to Contrave. Although Takeda, as the sponsor, is responsible for conducting the new CVOT, we will incur substantial additional development expenses to pay for the new CVOT for Contrave. The estimated cost of the new CVOT is approximately $210.0 million.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at September 30, 2015 for Contrave sales was approximately $128,000.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2015 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of September 30, 2015. Based on such evaluation, our management has concluded as of September 30, 2015, our disclosure controls and procedures are effective.

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

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. The defendants’ motion is scheduled to be heard by the Court on December 17, 2015. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

In April 2015, we and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, we and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

Risks Related to Our Business and Industry

Our success for the foreseeable future is dependent solely on the success of our recently approved product, Contrave® (naltrexone HCI and bupropion HCI) extended release, or ER, tablets.*

To date the majority of our resources have been focused on the research and development of Contrave. On September 10, 2014, the U.S. Food and Drug Administration, or the FDA, notified us that it had approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission granted a centralized marketing authorization for Contrave (under the name Mysimba™) that is valid in all 28 European Union member states for Mysimba to be placed on the market. We and our collaboration partner in the United States, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave in the United States and South Korea. Takeda commercially launched Contrave in the United States in October 2014. We retain marketing rights for Contrave outside the United States and South Korea. Although we are currently advancing plans for the commercial launch of Mysimba in the European Union while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in markets in the European Union and other territories outside the United States, our ability to generate revenue for the foreseeable future will depend solely on the commercial success of Contrave in the United States. Accordingly, any failure or significant delay in the successful commercialization of Contrave in the United States will have a material and adverse impact on our business.

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

Even though Contrave received regulatory approval from the FDA and the European Commission, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.*

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies. Takeda, the sponsor, is required to conduct a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations. Takeda, the sponsor, is also required to perform a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring Takeda, the sponsor, to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. We expect the trial to begin in the first half of 2016, with the final study results available by January 2022. Pursuant our collaboration agreement with Takeda, we are responsible for the cost of the CVOT up to the currently-projected total cost of such CVOT, above which the parties will generally share the costs of such CVOT equally, with certain exceptions. In addition, we cannot assure you that the new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

In addition, the FDA’s policies may change and additional government regulations may be enacted that could impact the marketing of Contrave. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained in the United States and Europe, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States and the European Union and may adversely impact our ability to maintain regulatory approval in the United States and the European Union.*

Contrave is prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed ongoing requirements for post-marketing studies. Takeda, the sponsor, is required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations, a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring us to conduct a new CVOT with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. We expect the trial to begin in the first half of 2016, with the final study results available by January 2022. In addition, we cannot assure you that the new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, achieve market acceptance of or continue marketing Contrave in the United States and for us to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Contrave may cause undesirable side effects that could delay or prevent commercialization, limit the commercial profile of an approved label, result in significant negative consequences following marketing approval or delay or prevent regulatory approval.*

Undesirable side effects caused by our product could cause regulatory authorities to withdraw or limit their approval of the product or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These consisted of cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, headache, vomiting, dizziness, insomnia, dry mouth and diarrhea. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In the Light Study 50% interim analysis, which interim analysis was completed in connection with the termination of the Light Study in 2015 and was designed only as an early and preliminary assessment of safety to support regulatory approvals of Contrave, there were no unexpected new safety signals observed. Serious adverse events and adverse events leading to discontinuation were generally consistent with the overall safety profile established in the COR program. However, a larger number of CV events are required to more accurately determine the effect of Contrave on CV outcomes and these safety conclusions may change in connection with the required post-marketing CVOT, which new CVOT is expected to begin in the first half of 2016.

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

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval and/or commercialization, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully complete any required clinical trials, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the sale of Contrave or any of its clinical trials, entail higher costs or result in our or Takeda being unable to effectively commercialize Contrave. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and Takeda may be unable to meet demand for Contrave and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States, such as our recent approval in Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or Takeda require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or Takeda may face delays in the further development or commercialization of Contrave.*

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay the commercialization of Contrave in the United States or elsewhere that we have or may receive regulatory approval for sale.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA, or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our collaborative partner’s current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit Takeda’s ability to continue to commercialize Contrave in the United States and complete any additional required clinical trials and would limit our ability, to the extent that Contrave is approved for sale in other countries, to commercialize Contrave/Mysimba outside the United States. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States, Europe and Asia, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product at the appropriate quantities, quality or price.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for an injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and Takeda being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and Takeda may not be able to successfully commercialize Contrave and/or we and Takeda may be unable to meet demand for our product and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States, and our ability to generate revenues may be delayed or limited.*

We are developing Contrave for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into an amended and restated collaboration agreement with Takeda in July 2015 to further develop and commercialize Contrave in the United States. In order to expand the market opportunity outside of the United States for Contrave we must either establish additional sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into additional collaboration or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration or co-promotion arrangements for Contrave/Mysimba outside the United States and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave/Mysimba outside the United States will be limited and as a result our competitors may be more successful in marketing and selling their products in these areas. Even if we do enter into additional collaboration or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

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

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion ER formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder. We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis Laboratories Fl., Inc. and certain of its affiliates, which we refer to collectively as Actavis, on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome. However, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same new indication we are studying before we do, our approval of the new indication could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

We may never receive approval or commercialize our products outside of the United States and the European Union.*

In order to market any products outside of the United States and the European Union, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In August 2015, we entered into a distributorship agreement with Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, through our wholly owned subsidiary, under which Kwang Dong will seek regulatory approval for all commercialization activity and expenses. Kwang Dong expects to begin marketing Contrave in South Korea in the second half of 2016 if approved, but we cannot assure you that the Ministry of Drug and Food Safety in South Korea will grant approval in that time frame or at all.

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

Risks Related to Intellectual Property

Our market opportunity for Contrave may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product, these applications may not issue on a timely basis or at all.*

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, Japan and Russia for the same mark and have pending applications in Brazil. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe, Russia, Japan and Korea and have a pending application in Australia, Brazil, Canada, Mexico, India and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in the European Union, Norway, and Switzerland for the same mark. In addition, applications for the mark MYSIMBA are pending in Australia, Korea and India. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.*

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2015, we had an accumulated deficit of approximately $602.9 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have a limited history of generating revenue from our product and may never be profitable.*

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014. Our ability to generate revenue depends on a number of factors, including, but not limited to, Takeda’s ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	successfully manage our collaborative relationship with Takeda to effectively launch, market and sell Contrave in the United States;

•	maintain regulatory approval of Mysimba;

•	manufacture commercial quantities of Contrave at acceptable cost levels; and

•	effectively market and sell Contrave/Mysimba in the European Union and elsewhere outside the United States, if approved.

We anticipate incurring significant costs associated with the continued development and commercialization of our approved product, Contrave. We do not expect to be profitable for the foreseeable future, if ever. If we or Takeda are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

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

In September 2015, we sold 20 million shares of our common stock and warrants to purchase 5 million shares of our common stock and any exercises of some or all of these warrants will result in additional dilution of existing stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities and may impair our ability to in-license potential products or product candidates. Debt, receivables and royalty financings may also be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

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

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.*

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.84 to a high sale price of $5.04. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.*

As of November 1, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 44.2% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We may become obligated to pay liquidated damages if we fail to file, obtain effectiveness and maintain effectiveness of a registration statement pursuant to the requirements of the registration rights granted to the investor in our September 2015 private placement.*

Under the purchase agreement we entered into in connection with our September 2015 private placement, we are obligated to register an additional 25,000,000 shares of common stock (including 5,000,000 shares of common stock underlying the warrants) on or before December 9, 2015. If we are unable to comply with the registration obligations thereunder, we must pay liquidated damages in an amount equal to 1% of the aggregate purchase price of the securities for each 30-day period until we are able to comply with such obligations, subject to a maximum limit of 10% of the aggregate investment amount.

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

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. The defendants’ motion is scheduled to be heard by the Court on December 17, 2015. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registration and Wilmington Trust, National Association, as trustee
4.4(6)	Form of Warrant to Purchase Common Stock
10.1†	Amended and Restated Collaboration Agreement, dated as of July 31, 2015, by and between the Registrant and Takeda Pharmaceutical Company Limited
10.2(7)	Separation and Consulting Agreement, dated September 30, 2015, by and between the Registrant and Mark Booth
10.3†	Consulting Agreement, effective as of October 1, 2015, by and between the Registrant and Mark Booth
10.4	Third Amendment to Lease, dated as of August 17, 2015, by and between the Registrant and Mullrock 3 Torrey Pines, LLC
10.5(6)	Securities Purchase Agreement, dated September 10, 2015, by and between the Registrant and Baupost Group Securities, L.L.C. (including the Form of Warrant attached thereto as Exhibit B)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011. (File No. 333-175071)

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(6)	Filed with the Registrant’s Current Report on Form 8-K on September 10, 2015.

(7)	Filed with the Registrant’s Current Report on Form 8-K on October 5, 2015.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: November 6, 2015	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By: /s/ Joseph P. Hagan

Joseph P. Hagan Chief Business Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(3)	Amendment to Amended and Restated Bylaws of the Registrant
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Form of Warrant to Purchase Common Stock
4.3(5)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
4.4(6)	Form of Warrant to Purchase Common Stock
10.1†	Amended and Restated Collaboration Agreement, dated as of July 31, 2015, by and between the Registrant and Takeda Pharmaceutical Company Limited
10.2(7)	Separation and Consulting Agreement, dated September 30, 2015, by and between the Registrant and Mark Booth
10.3†	Consulting Agreement, effective as of October 1, 2015, by and between the Registrant and Mark Booth
10.4	Third Amendment to Lease, dated as of August 17, 2015, by and between the Registrant and Mullrock 3 Torrey Pines, LLC
10.5(6)	Securities Purchase Agreement, dated September 10, 2015, by and between the Registrant and Baupost Group Securities, L.L.C. (including the Form of Warrant attached thereto as Exhibit B)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011. (File No. 333-175071)

(3)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(5)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(6)	Filed with the Registrant’s Current Report on Form 8-K on September 10, 2015.

(7)	Filed with the Registrant’s Current Report on Form 8-K on October 5, 2015.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.