Form 10-Q/A
period 2015-09-30
Orexigen Therapeutics, Inc.
filed 2016-01-12
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (the “Report”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2015. The Registrant is filing this Amendment No. 1 solely to update Exhibit 10.1. The Registrant sought confidential treatment for portions of the exhibit and, following correspondence with the SEC, has restored certain portions of the exhibit that were previously redacted.

Except as described above, no other changes have been made to the Report, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Report. This Form 10-Q/A does not reflect events occurring after the filing of the Report or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Report, including any amendments to those filings.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

PART II – Other information

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Report are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Form 10-Q/A is provided below.

10.1*	Amended and Restated Collaboration Agreement, dated as of July 31, 2015, by and between the Registrant and Takeda Pharmaceutical Company Limited.

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Confidential treatment has been requested for certain portions, indicated by asterisks, omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: January 12, 2016	By:	/s/ Michael A. Narachi
Michael A. Narachi
President and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2016	By:	/s/ Stephen Moglia
Stephen Moglia Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Collaboration Agreement, dated as of July 31, 2015, by and between the Registrant and Takeda Pharmaceutical Company Limited.

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Confidential treatment has been requested for certain portions, indicated by asterisks, omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

5