Form 10-K
period 2015-12-31
Orexigen Therapeutics, Inc.
filed 2016-02-26
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $560.5 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2016, the Registrant had 145,564,920 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2015.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

These statements include but are not limited to statements regarding: the potential for Contrave®/Mysimba® to achieve commercial success globally; the potential to obtain marketing authorizations or commercialization partner(s) for Contrave in territories outside of the United States and Europe; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; our dependence on Takeda to commercialize Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that the interim analysis of the Light Study may not be predictive of future results in the Light Study or other clinical trials; the potential for early termination of our collaboration agreement with Takeda; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed under the heading “Item 1A—Risk Factors,” and elsewhere in this in this Annual Report on Form 10-K.

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

Item 1. Business.

Overview

Orexigen® Therapeutics, Inc. (“Orexigen,” “we,” “our” and “us”) is a biopharmaceutical company focused on the treatment of obesity. Our sole product, Contrave® (naltrexone HCl / bupropion HCl prolonged release), is approved in the United States by the U.S. Food and Drug Administration, or FDA, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m 2 or greater (obese), or 27 kg/m 2 or greater (overweight) in the presence of at least one weight-related comorbid condition. Contrave is a combination of generic drug components, each of which has already received regulatory approval for other indications and has been commercialized in the United States and in a majority of the member countries of the European Union.

In September 2014, the FDA approved our NDA for Contrave. Our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we and Takeda agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. We are also required to conduct a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, as well as a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In March 2015, the European Commission, or EC, granted centralized marketing authorization, or CMA, for Contrave (under the name Mysimba®) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states, as well as Norway, Ireland and Lichenstein. We plan to launch Mysimba in certain markets the European Union in the second half of 2016. In addition, in October 2015, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., submitted a New Drug Application for Contrave in South Korea. Kwang Dong expects to begin marketing Contrave in the second half of 2016, if regulatory approval is obtained. We retain marketing rights for Contrave outside the United States and South Korea and are currently advancing plans for the commercial launch of Mysimba in certain markets of the European Union while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in markets in the European Union and other territories outside the United States.

We believe in the long-term value of our product in the United States, the European Union and elsewhere and our strategy for Contrave is to pursue marketing authorizations worldwide and pharmaceutical partnerships for global commercialization. We endeavor to find high-performing partners that share our vision for Contrave and will allow us to address the obesity epidemic in a meaningful way for the entire potential patent life of our drug. With Contrave approved for marketing in the United States, we believe this positions us for regulatory approvals in many other countries, with the goal of establishing a global brand in many territories worldwide. In addition to establishing partnerships for the potential commercialization of Contrave outside the United States, we are also exploring development opportunities to enhance the clinical profile of Contrave by seeking to maximize its utility in its targeted population, as well as studying Contrave in additional indications and populations. We are also exploring potential other arrangements with our partner, Takeda, to have a more active role in the commercialization of Contrave in the United States in an effort to increase sales and the clinical utility of Contrave.

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

As our business continues to grow, and we transition from primarily a drug development company to primarily a commercial product organization, we expect to experience changes in our strategy, business practices, culture, organizational design, and our executive team.

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

By 2008, the number of total U.S. prescriptions for obesity products had increased to only approximately 6.8 million. In 2012, we conducted quantitative market research with 1,000 physicians, that suggest the U.S. market for obesity therapeutics could grow three- to four-fold within five years from a 2012 base of approximately eight million prescriptions. While there has been a broad recognition of obesity as a public health crisis, we believe that the obesity epidemic will continue to be a major cause of morbidity, mortality and excess health care costs in the United States. The history of this obesity epidemic, combined with the substantial economic cost associated with obesity, we believe underscores the unmet need and the potential for novel therapeutics to continue to dramatically grow the market for obesity therapies.

The Orexigen Solution for Obesity

Contrave regulates appetite and energy expenditure through CNS activity. We believe, and our research suggests, that the CNS plays an important role in the regulation of appetite and energy expenditure. The brain, specifically the hypothalamus, plays a critical role in governing many fundamental processes throughout the body. The hypothalamus receives chemical and hormonal stimuli from various sources, including glucose, insulin, leptin and the peptides secreted by the gut as it processes food. These inputs govern a person’s appetite, satiety and energy expenditure.

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

Bupropion was approved for marketing in the United States in 1985 for depression, marketed under the brand name Wellbutrin®, and in 1997 for smoking cessation, marketed under the brand name Zyban®. The immediate release version became available in generic form in the United States in 1999. Bupropion SR (sustained release) became available in generic form in the United States in 2004 and bupropion XL (extended release) became available in generic form in the United States in December 2006. Bupropion is active at the neuronal uptake site for the neurotransmitters dopamine and norepinephrine. Functionally, bupropion is thought to increase the level of dopamine activity at specific receptors in the brain, which appears to lead to a reduction in appetite and increase in energy expenditure. In the 12-month period ending in August 2012, prescriptions of bupropion in the United States totaled approximately 26.6 million, according to IMS Health. Bupropion has become popular in the treatment of depression not only for its clinical efficacy, but also its attractive side effect profile relative to other antidepressants on the market. One of the reported side effects of bupropion in clinical trials for the treatment of depression was modest weight loss. Subsequently, bupropion has been studied for weight loss; results have shown approximately 3% placebo-corrected weight loss before reaching plateau, according to a study published in the October 2002 issue of Obesity Research.

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

The CONVENE Trial

Based on feedback from the FDA, we, with Takeda, initiated a new randomized, double-blind, placebo-controlled cardiovascular outcomes trial, which is referred to as the CONVENE Trial, in February 2016, with the final study results expected to be available by January 2022. The primary objective of the CONVENE Trial is to evaluate the cardiovascular safety of Contrave compared to placebo, when either is added to standard of care, and to rule out excess risk of MACE in overweight and obese. To capture sufficient cardiovascular events, we expect to randomize 8,800 patients in the United States. The duration of the randomized treatment period (or patient follow-up period for those who discontinue study drug early) will be up to 6 years. Once a targeted number of adjudicated MACE has been reached, all subjects who are still on study medication will have an end-of-study visit and the study will be completed.

The Light Study

Following the results of our COR program, we submitted a New Drug Application, or NDA, for Contrave to the FDA in March 2010. In January 2011, we received a complete response letter, or CRL, from the FDA regarding our NDA for Contrave. A CRL is issued by the FDA when the review of an NDA is completed and questions remain that preclude the approval of the NDA. The CRL for Contrave indicated that the FDA could not approve the NDA in its present form primarily due to concerns regarding the cardiovascular safety profile of Contrave when used long-term in a population of overweight and obese patients. The CRL stated that before our NDA could be approved, we must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiac events, or MACE, in overweight and obese patients treated with Contrave does not adversely affect the drug’s benefit-risk profile.

In September 2011, following a meeting with senior officials in the FDA’s Office of New Drugs, or OND, we received written correspondence from the director of the OND detailing the OND’s design requirements for a randomized, double- blind, placebo-controlled cardiovascular outcomes trial, or CVOT, for Contrave that would address the CRL. We initiated the CVOT, which we refer to as the Light Study, in June 2012 and completed screening in December 2012, which resulted in approximately 8,900 patients randomized to treatment. We enrolled a patient population that we predicted would have an annualized MACE rate between 1% and 2%. The FDA previously agreed that if the interim analysis of the Light Study met the specified criteria to exclude cardiovascular risk, Contrave could be approved. The pre-specified criteria for the interim analysis was to exclude a hazard ratio of 2.0, using the upper bound of the 95% confidence interval, for excess risk MACE in patients receiving Contrave as compared to placebo. In November 2013, we announced successful results of the 25% interim analysis of the Light Study. In addition to meeting the pre-specified criteria for excluding cardiovascular risk, no new safety signals were observed in either the 25% or the later 50% interim analysis. Contrave was approved for commercial use by the FDA in September 2014. The Light Study was terminated in May 2015.

The Light Study was a randomized, double-blind, placebo-controlled cardiovascular outcomes trial that was conducted at approximately 265 sites in the United States. The primary objective of the Light Study was to assess Contrave (32 mg naltrexone ER/360 mg bupropion ER) compared to placebo on the occurrence of MACE (cardiovascular death, nonfatal myocardial infarction or nonfatal stroke) in overweight and obese patients. Weight loss was not a primary or secondary objective of the Light Study as it was primarily a safety trial and the efficacy benchmark had already been established as acceptable from our Phase III COR program. After a double-blind lead-in period was conducted to exclude patients who exhibited characteristics predictive of lack of compliance or who did not tolerate treatment with Contrave well, approximately 8,900 eligible patients were randomized with either Contrave or placebo in a 1: 1 ratio. The duration of the randomized treatment period (or patient follow-up period for those who discontinued study drug early) was estimated to be between 2-4 years for most patients. The estimated average duration of blinded study drug exposure was expected to be approximately 4-6 months at the time of the 25% interim analysis and 1.4 years at the time of the final analysis.

All patients, regardless of randomized treatment assignment, participated in a weight management program tailored for the Light Study. At week 16 there was an evaluation of weight loss relative to baseline observations. At that time, patients were discontinued from study drug if they had not lost at least 2% of their body weight or if they sustained (e.g., at 2 or more visits) increases in blood pressure (systolic or diastolic) of 10 mm Hg or greater, so only appropriate responders moved forward on the study drug after week 16. The Light Study was a large but streamlined trial without frequent site visits or intensive data collection, such as on-trial blood draws. Every two months between visits beyond week 26, patients were asked to answer specific questions pertaining to compliance and hospitalizations (potential MACE or serious adverse events), using an internet- or telephone-based data collection system. Following FDA approval in September 2014, the responsibility for the continuation and completion of the Light Study trial was transferred to our partner, Takeda. The Light Study was terminated in May 2015.

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

In this trial, Contrave significantly reduced cigarette use among obese patients trying to quit smoking and was not associated with clinically meaningful weight gain. The smoking cessation rates as measured by patient-reported continuous abstinence were 48.1% and 40.7% at week 12 and 24, respectively. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, insomnia and constipation. These tended to be transient and mild or moderate in severity. Five patients withdrew from this trial due to adverse events. No serious adverse events occurred.

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

In this trial, Contrave showed a clinically significant reduction in depressive symptoms in the study population, as evidenced by mean decreases from baseline in MADRS total scores of more than 50% at weeks 12 and 24. Improvements were also seen in a number of key secondary endpoints. The most frequent adverse events were nausea, constipation, headache and insomnia. These adverse events tended to be moderate in severity. Ten patients withdrew from the trial due to adverse events. No serious adverse events occurred during the trial that were attributed to treatment with Contrave.

The Ignite Study.

In 2015 we completed a randomized, open-label clinical trial of 242 overweight or obese patients, which we refer to as the Ignite Study. The Ignite Study was designed to provide additional information regarding the real world weight loss potential of Contrave in combination with a commercially available comprehensive lifestyle intervention program (Contrave+CLI), compared to patients who receive diet and exercise advice from the study site staff but who do not receive Contrave (Usual care). Consistent with current labeling for recently approved anti-obesity medications, patients in the Ignite Study had to achieve a certain amount of weight loss (at least 5% at week 16) and not have a meaningful increase in blood pressure to remain on medication. This study was also designed to collect data beyond one year of exposure to Contrave. After a 26 week controlled treatment period, all patients entered a one year extension during which they received Contrave and lifestyle intervention.

The primary endpoint for this trial was change in body weight after 26 weeks. In the 26 week per protocol completers [Contrave+CLI (n=71), Usual care (n=82)], patients taking Contrave in combination with a lifestyle intervention program exhibited 8.5% greater weight loss compared with usual care patients (-9.5% vs. -0.9%; p<0.001, respectively). Weight change in ITT subjects, which included subjects discontinued from treatment [Contrave+CLI (n=152), Usual care (n=88)], was -6.2% vs -1.1% for Contrave+CLI and usual care, respectively (p<0.001). Secondary endpoints included the percentage of patients achieving at least 5% and 10% weight loss, waist circumference, lipids, and measures of glucose homeostasis, as well as a number of other key measures. More patients receiving Contrave+CLI achieved 5%, 10%, and 15% weight loss. Similar to the Phase III trials in the COR Program, there was also statistically significant improvement in waist circumference, triglycerides, glucose, insulin, HOMA-IR, and HDL. Treatment with Contrave+CLI was associated with significantly improved patient reported weight-related quality of life, control of eating, and sexual function. At 78 weeks upon completion on the one year extension when all patients were exposed to Contrave, weight change was similar between patients initially receiving Contrave+CLI vs usual care (-9.7% vs -10.7%). Pooling both groups, 72%, 46%, and 25% of subjects achieved ≥5%, 10%, and 15% weight loss at Week 78. Mean systolic/diastolic BP was also reduced 1-2 mmHg at Week 78, compared to baseline. The adverse event profile was similar to Phase III trials in the COR Program

European Marketing Authorization Application. In October 2013, we submitted a CMA application for Contrave, under the name Mysimba, to the European Medicines Agency, or EMA. We utilized the EMA’s centralized procedure, seeking approval of Mysimba in the European Economic Area, or EEA (which is comprised of the 28 member states of the European Union, as well as Norway, Iceland and Liechtenstein), for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification. In March 2015, the EC granted centralized marketing authorization for Mysimba (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states, as well as Norway, Ireland and Lichtenstein. We plan to launch Mysimba in certain markets in the European Union in the second half of 2016.

Sales and Marketing

Contrave was developed to compete in historically large therapeutic markets traditionally served by primary care physicians. In order to effectively educate and promote Contrave to these physicians and maximize the value of Contrave, in July 2015, we entered into an amended and restated collaboration agreement with Takeda to develop and commercialize Contrave in the United States. Subject to certain terms and conditions, the collaboration agreement allows us to co-promote Contrave in the United States. We retain marketing rights for Contrave outside the United States and South Korea and are currently advancing plans for the commercial launch of Mysimba in certain markets of the European Union while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in markets in the European Union and other territories outside the United States.

Contrave was launched commercially in the United States by our partner, Takeda, in October 2014. Takeda provides us with the sales, managed care, and marketing commercial expertise and capabilities to increase brand awareness and drive early trial, adoption, and long-term effective and safe usage of Contrave. We are coordinating efforts with Takeda to ensure that we maintain an integrated and innovative educational and promotional Contrave brand campaign to targeted health care providers that treat obesity as a chronic medical disease. By leveraging the knowledge-base and expertise of our experienced commercial team and the commercial team at Takeda, we believe we can continually improve our collective marketing strategies. However, we are also exploring potential other arrangements with Takeda to have a more active role in the commercialization of Contrave in the United States in an effort to increase sales and the clinical utility of Contrave.

Maximizing the Value of Contrave in the U.S.

Our objective is to establish Contrave as the prescription product of choice for the treatment of obesity. Together with Takeda, we believe we are building awareness that obesity is a chronic disease and that modest weight loss is associated with reduced risk of cardio-metabolic diseases such as Type 2 diabetes and improved overall health.

Takeda has demonstrated the ability to successfully launch innovative products, penetrate primary care markets and drive the growth of multiple brands in highly competitive markets. Takeda brings large and experienced sales, national accounts, trade relations, operations and management teams providing ready access to primary care offices and key managed care accounts. In connection with our international commercialization strategy, we have increased our own commercial operational capacity and infrastructure, which we could apply towards commercialization efforts in the United States in the future, if applicable.

In order to continue to maximize the value, compete effectively, and successfully commercialize Contrave in this large emerging primary care obesity prescription weight loss market, we and Takeda are committed to providing our health care providers and their obese patients with access to a complete weight-management approach at an affordable value price focusing our efforts in the following areas:

•

Physician education: Our physician education plan encompasses efforts to reach out with frequency to the highest prescribing primary care physicians and endocrinologists helping them identify appropriate and motivated patients, educating them on the clinical profile of Contrave, and enabling them to assess the clinical benefits of Contrave.

•

Patient education: Our patient education plan encompasses efforts to reach out to appropriate and motivated patients that are obese or overweight with one or more cardio metabolic co-morbidity through in-office direct-to-patient education and direct-to-consumer education, including both traditional and digital channels, to educate them on the health benefits of modest weight loss, how to discuss their weight with their health care provider, how to safely and effectively take Contrave, and the weight management support program and tools available to them.

•

Weight-management patient support program: We intend to provide patients with access to a support program to help them adhere to their diet, exercise, behavior modification and drug treatment program. The specific program may vary over time.

•

Contrave pharmacy savings card program: We intend to provide patients with the opportunity for savings when they fill their prescription at the retail pharmacy. The discounts and out of pocket costs may vary over time.

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

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. Each of these stems from a provisional patent application that we own but that is the subject of an agreement with the Oregon Heath & Science University, or OHSU, requiring us to pay them specified royalties on sales of products covered by the patent applications. This agreement is described in further detail below. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We have also filed a number of international counterparts to these patent applications in foreign countries. The European Patent Office, or EPO, has granted the European version of the Weber/Cowley patent, which published as EP1617832 B1. This EP patent has issued in numerous countries throughout the European Union and provides coverage for Contrave until at least 2024. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. The EPO has granted the European version of the tri-layer tablet patent, which published as EP2089005 B1. In addition, use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837, which are expected to expire in February 2030 and June 2027, respectively. The dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which are expected to expire in November 2027. U.S. patent number 8,815,889, directed to methods of treating insulin resistance using Contrave, including in obese patients, is expected to expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1. U.S. patent numbers 8,969,371 and 9,119,850, which are expected to expire in July 2034, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event. U.S. patent number 9,248,123, which is expected to expire in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder. Additional patent applications related to Contrave remain pending in the U.S. and throughout the world.

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

We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, the European Union, Russia, Japan, and South Korea and have pending applications in Australia, Brazil, Canada, China, Mexico, India and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been filed in the U.S., and is pending in Canada. The Contrave logo is also registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in the European Union, Norway, and Switzerland for the same mark. In addition, applications for the mark MYSIMBA are pending in Australia, South Korea and India.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the Europe Union and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the Europe Union, Japan, and Russia for the same mark and have pending applications in Brazil. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan.

Collaboration and Licensing Agreements

Collaboration Agreement with Takeda Pharmaceutical Company Limited

In July 2015, we entered into an amended and restated collaboration agreement with Takeda to develop and commercialize Contrave in the United States. Under the terms of the original collaboration agreement (executed in September 2010), we received from Takeda a nonrefundable upfront cash payment of $50.0 million and additional payments totaling $100.0 million that were achieved between the execution of the original collaboration agreement and the first commercial sale of Contrave in the United States. Pursuant to the amended and restated collaboration agreement, we are eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones. We are also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States.

The collaboration agreement provides that Takeda is responsible for commercialization costs and activities. Takeda has agreed to use commercially reasonable efforts in commercializing Contrave in the United States in addition to specified commercial diligence commitments in the first three years in the United States after product launch. Subject to certain terms and conditions, the collaboration agreement also allows us to co-promote Contrave in the United States and, subject to certain limitations, Takeda shall be responsible for certain commercialization costs associated with our co-promote sales force.

We were responsible for all costs for development activities conducted prior to approval of the NDA for Contrave by the FDA in September 2014. The responsibilities for the costs of development activities for Contrave from and after August 1, 2015 were restructured upon execution of the amended and restated collaboration agreement. Pursuant to the collaboration agreement, we are responsible for the cost of the post-approval required CV outcomes trial to be conducted by Takeda up to the projected total cost of such trial at the time of execution ($210 million), above which both parties will generally share the costs of such trial equally, with certain exceptions. Takeda is responsible for 100% of the remaining costs for the Light Study, if any, and we and Takeda are responsible for 25% and 75% of expenses, respectively, of any other post-approval development costs, including all other post-marketing requirement studies other than the post-approval CV outcomes trial.

As a part of the collaboration agreement, Takeda has committed to purchase its requirements of Contrave from us and Takeda is responsible for packaging Contrave for commercial sale. At any time during the term of the collaboration agreement, Takeda may elect, subject to certain terms and conditions, to transfer and assume the right and responsibility to manufacture Contrave in the United States.

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

In September 2014, we entered into a manufacturing services agreement with Takeda in accordance with the collaboration agreement. Pursuant to the manufacturing services agreement, among other things, we will supply to Takeda, and Takeda will, subject to certain exceptions as set forth in the collaboration and manufacturing services agreements, exclusively purchase from us, at our cost, all of Takeda’s requirements of Contrave for commercialization in the United States during the term of the collaboration agreement. The manufacturing services agreement will continue in full force and effect until the expiration or termination of the collaboration agreement. Notwithstanding the foregoing, the manufacturing services agreement will also terminate automatically (prior to the expiration or termination of the collaboration agreement) upon (1) the completion of the transfer of the right and responsibility to manufacture or have manufactured Contrave to Takeda pursuant to the collaboration agreement and (2) if elected by Takeda, the assignment to Takeda of all of the third party manufacturer agreements required for the manufacture of Contrave in the applicable territory.

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

Manufacturing

To date, our commercial product, as well as product used in clinical trials have been produced by outside contractors under our supervision.

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

Patheon has produced and will produce our bulk Contrave tablet products using naltrexone and bupropion active pharmaceutical ingredient, or API, supplied from various sources, including but not limited to Mallinckrodt LLC.

In May 2015, we entered into a new supply agreement with Mallinckrodt, effective January 2015, pursuant to which Mallinckrodt manufactures commercial supplies of naltrexone for use in Contrave. Pursuant to the terms of the supply agreement, we will pay certain fixed prices for naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone which are intended for commercial sale, provided that certain terms and conditions are met. The initial term of the supply agreement commenced in

January 2015 and will continue in effect through December 2018. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction by or against the other party, or (c) the supply agreement is assigned by the other party for the benefit of creditors. Either party may terminate the supply agreement upon 90 days’ written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the 90 day notice period, provided that Mallinckrodt can only cure a breach for failure to timely supply ordered quantities of naltrexone up to one time per year, and provided further that, if we breach the agreement by failing to pay an invoice, the notice and cure periods referred to in this sentence shall only be 30 days. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that, (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of its drug product containing naltrexone, (b) our drug product containing naltrexone fails during clinical trials and it withdraws the NDA, or (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

Although at this time we use multiple API suppliers to manage our supply, other than our supply agreement with Mallinckrodt, we have no material, long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements, including an additional agreement with Mallinckrodt, on commercially reasonable terms, or at all.

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

The pharmaceutical market for obesity reached approximately $218 million in 2014, up 68% from 2013. Total prescriptions for 2014 reached approximately 9.4 million prescriptions, up 10.4% from the previous year. Orlistat, phentermine/topiramate and lorcaserin are pharmaceutical products that have been approved for the treatment of obesity in the United States. Several older agents, indicated for short-term administration, are amphetamine-like compounds including phentermine, phendimetrazine, benzphetamine and diethylpropion. Of these, phentermine is the most widely used, accounting for approximately 7.5 million prescriptions in the United States in 2014. Phentermine accounted for approximately $37 million in 2014 sales. Orlistat is marketed in the United States by Genentech under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that aids in the absorption of fat in the gastrointestinal tract. In 2014, Orlistat accounted for approximately 44,000 prescriptions in the United States, or approximately $17 million in sales. Orlistat was launched in 2007 over-the-counter in the United States at half the prescribed dose by GlaxoSmithKline under the brand name allí. In 2008, allí accounted for approximately $105 million in sales. In June 2012, Arena obtained FDA approval for its product, lorcaserin, which was commercially launched in the United States under the name Belviq in June 2013. In 2014, lorcaserin accounted for approximately 479,000 prescriptions and $66 million in sales. In July 2012, Vivus obtained FDA approval for its combination product, phentermine/topiramate. Vivus commercially launched its combination product in the United States under the name Qsymia in September 2012. In 2014, phentermine/topiramate accounted for approximately 548,000 prescriptions and approximately $79 million in sales. In addition, in December, 2014, Novo Nordisk obtained FDA approval of its liraglutide injection for the treatment of obesity. In May 2015, Novo Nordisk launched its liraglutide injection product in the United States under the name Saxenda. Saxenda is the fourth branded pharmaceutical product approved for the treatment of obesity in the United States.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Companies pursuing pharmaceutical treatments for obesity include AstraZeneca, Athersys, Inc., Bristol-Myers Squibb, Johnson & Johnson, and Norgine BV.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors for Contrave. Bariatric surgery, including gastric bypass and gastric banding procedures, is employed in more extreme cases, typically for patients with a BMI exceeding 40 or those with a BMI greater than 30 who are experiencing one or more obesity-related complications such as diabetes. Surgery is associated with significant side effects, potential complications and substantial costs and recovery time. Certain device implantations used as therapies, such as neuromodulation, are not yet approved by the FDA. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Apollo Endosurgery, Boston Scientific, Covidien Ltd., EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, and Medtronic, Inc. are all active in the surgical and device space and may have substantially greater resources than we have.

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

Medicare

The Medicare program provides health insurance for individuals aged 65 and over and those with serious disability or end-stage renal disease, regardless of income. However, Medicare coverage of obesity treatments is limited. In the fourth quarter of 2011, the Centers for Medicare & Medicaid Services announced that the Medicare program was adding new benefit coverage for prevention with the objective of treating obesity. The new benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. The benefit includes face to face counseling for up to 12 total months. Current policy authorizes coverage of non-pharmacologic obesity treatments but only when such treatments are an integral and necessary part of a course of treatment for a co-morbid medical condition. Pursuant to this policy, in February 2006, Medicare began covering certain designated bariatric surgical services for Medicare patients with a BMI equal to or greater than 35, who have at least one co-morbidity and have been previously unsuccessful with the medical treatment of obesity. However, the policy reiterates that treatments for obesity alone are not covered because such treatments are not considered reasonable and necessary. In addition, by statute, Medicare’s prescription drug benefit does not cover either outpatient prescription weight loss drugs or over-the-counter weight loss drugs.

Private Commercial Plans

In general, private commercial plans offer coverage for oral weight loss products only if the benefit is selected by employer plan sponsors. Many plans require prior authorization. Thus, our product may not achieve broad coverage. Moreover, the amount of any coverage provided under the various plans may be minimal. Government policy is a key player in setting trends for coverage, generally and of obesity treatments, specifically. Private payors may be more likely to add coverage of weight loss products if Medicare provides such coverage. We do not expect the success of our obesity product to be entirely contingent on third-party payor coverage and reimbursement, but rather, on acceptance by physicians and people who want to lose weight and are willing to pay for the drugs out of pocket.

Outside the United States

Within the European Union, approved products are paid for by a variety of payors and governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products, if approved. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Budgetary pressures in many European Union/European Economic Area countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing. If budget pressures continue, governments may implement additional cost-containment measures.

Government Regulation

In the United States, prescription drug products are subject to extensive pre- and post-market regulation by the FDA and other state and federal authorities, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of such products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, which has been reauthorized four times by Congress, requires the payment of substantial user fees with the submission of NDAs. The FFDCA provides for waiver of the application fee for the first NDA for a small business under certain circumstances. In February 2010, we were granted a waiver of this application fee for our Contrave NDA. This one time waiver will not be available to us upon submission of NDAs, if any, for our other product candidates in the future. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drug products have been reviewed within ten to twelve months while most applications for priority review drugs, that is, drugs that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months. The review process is often extended by the submission of additional information or clarification during the review. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to products previously approved by the FDA, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for previously approved products. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) applicant has submitted its own data. The FDA requires companies to perform additional studies or measurements to support the change from the approved product. As with ANDAs, described above, to the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the product. A certification that the new product will not infringe the already approved product’s Orange Book listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the patent holder and the NDA holder. In the event that the patent holder or NDA holder files a patent infringement lawsuit within 45 days of its receipt of our Paragraph IV notification, such lawsuit would automatically prevent the FDA from approving the ANDA or Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a favorable decision in the infringement case. Any such patent infringement lawsuit could be costly, take a substantial amount of time to resolve and divert management resources.

Upon FDA approval, we received three years of Hatch-Waxman marketing exclusivity for Contrave. Under this form of exclusivity, the FDA would be precluded from approving a generic drug application or, in some cases, another 505(b)(2) application for a drug product for the protected conditions of approval (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications prior to the expiration of the three-year period. However, this form of exclusivity does not prevent the FDA from approving an NDA that relies on its own clinical data to support the change or innovation.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws and regulations have been applied to restrict certain business and marketing practices in the pharmaceutical industry in recent years. These laws include the following:

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The PPACA amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws, including the Civil False Claims Act, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, PPACA amended the civil False Claims Act such that a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the civil False Claims Act. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Furthermore, many states have laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are not preempted by HIPAA, thus complicating compliance efforts.

Furthermore, pursuant to PPACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to collect and report, on an annual basis, information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reported data are posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties. Furthermore, several states also require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report certain gifts and payments to individual physicians in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Companies must also be registered or licensed by the federal and state governments prior to manufacturing or distributing prescription drug products.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, PPACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of PPACA of importance to our business are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA in the future.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations.

European Union Drug Review and Approval

In the EEA (which is comprised of the 28 Member States of the European Union, as well as, through the Treaty of the European Economic Area, Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MA:

The CMA, which is issued by the EC in the form of a binding decision through the Centralized Procedure, based on the opinion of the CHMP of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

Contrave was eligible for the Centralized Procedure. In October 2013, we submitted a CMA application for Contrave, under the name Mysimba, to the European Medicines Agency, or EMA. We utilized the EMA’s centralized procedure, seeking approval of Mysimba in the European Economic Area, or EEA (which is comprised of the 28 member states of the European Union, as well as Norway, Iceland and Liechtenstein), for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification. In March 2015, the EC granted centralized marketing authorization for Mysimba (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥

27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states.

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

Employees

As of February 18, 2015, we had 67 full-time employees, consisting of clinical development, clinical science, regulatory affairs, marketing, medical affairs, technical operations, legal, finance and administration. We consider our relations with our employees to be good.

Research and Development

Our research and development expenses totaled $40.8 million, $57.4 million and $56.7 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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

Risks Related to Our Business and Industry

Our success for the foreseeable future is dependent solely on the success of our approved product, Contrave® (naltrexone HCI and bupropion HCI) extended release, or ER, tablets.

To date the majority of our resources have been focused on the research and development of Contrave. In September 2014, the U.S. Food and Drug Administration, or the FDA, approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission, or the EC, granted a centralized marketing authorization for Contrave (under the name Mysimba®) that is valid in all 28 European Union member states, as well as Norway, Ireland and Lichtenstein, for Mysimba to be placed on the market. We and our collaboration partner in the United States, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave in the United States. Takeda commercially launched Contrave in the United States in October 2014. In addition, in October 2015, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., submitted a New Drug Application for Contrave in South Korea. Kwang Dong expects to begin marketing Contrave in the second half of 2016, if regulatory approval is obtained. We retain marketing rights for Contrave outside the United States and South Korea. Although we are currently advancing plans for the commercial launch of Mysimba in certain markets in the European Union while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in markets in the European Union and other territories outside the United States, our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

If Contrave does not achieve broad market acceptance, the revenues, including any milestone or royalty payments we may be eligible to receive under our collaboration agreement with Takeda, that we generate from its sales will be limited.

The commercial success of Contrave or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

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

In July 2015, we entered into an amended and restated collaboration agreement, or the collaboration agreement, with Takeda for the development and commercialization of Contrave in the United States. Under the collaboration agreement, Takeda is also responsible for the packaging of Contrave for commercial sale. We cannot be certain that our collaboration with Takeda will continue. Both we and Takeda have the right to terminate the collaboration agreement, in certain circumstances, prior to its expiration, including a right by Takeda to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to its expiration, we may not be able to find another collaborator for the commercialization and further development of Contrave, and if we elected to pursue commercialization and further development of Contrave on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund.

Our dependence on Takeda and the collaboration agreement subjects us to a number of risks, including:

•

Takeda may not perform as expected and we may not be able to control the amount and timing of resources that Takeda may devote to commercialization, commercial packaging, or the post-approval development of Contrave in the United States;

•

we and Takeda could disagree as to our ongoing or future post-approval development plans, including lifecycle plans for Contrave, which may result in Takeda not funding such activity; and Takeda may delay or stop clinical trials;

•

there may be disputes between us and Takeda, including disagreements regarding the collaboration agreement and decisions related to development plans, regulatory actions or intellectual property, that may result in (a) the delay or prevention of the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the commercialization, commercial packaging or development of Contrave, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

•

Takeda may not comply with applicable regulatory guidelines (including the post-marketing requirements and the new cardiovascular outcomes trial, or CVOT) with respect to the commercialization, commercial packaging or development of Contrave, which could adversely impact the sales of Contrave and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal by the FDA or other regulatory agencies to approve any new drug applications;

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

Even though Contrave received regulatory approval from the FDA and the EC, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies. Takeda, the sponsor, is required to conduct a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations. Takeda, the sponsor, is also required to perform a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring Takeda, the sponsor, to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. The trial, which we refer as the CONVENE Trial, was initiated in February 2016, with the final study results expected to be available by January 2022. Pursuant to our collaboration agreement with Takeda, we are responsible for the cost of the CVOT up to the currently-projected total cost of such CVOT, above which the parties will generally share the costs of such CVOT equally, with certain exceptions. In addition, we cannot assure you that the new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-

marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States and the European Union, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Contrave will also be subject to ongoing requirements established by the FDA and other regulatory authorities in the European Union and elsewhere governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information, including, among other things, information related to the stability and consistency and reliability of the quality of Contrave (e.g. strength, purity and potency). These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations and good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval.

Approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or failure to comply with regulatory requirements, may result in, among other things, restrictions on that product or on us or a collaborative partner, including:

•	withdrawal of the product from the market or voluntary or mandatory product recalls;

•	warning letters or untitled letters;

•	civil or criminal penalties, including fines;

•	withdrawal of regulatory approval;

•	suspension of any ongoing clinical trials;

•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

•	restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or

•	seizure or detention, or refusal to permit the import or export of products.

In addition, the policies of the FDA and other regulatory authorities in the European Union and elsewhere may change and additional government regulations may be enacted that could impact the marketing of Contrave. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained in the United States and Europe, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States and the European Union and may adversely impact our ability to maintain regulatory approval in the United States and the European Union.

Contrave is prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. and European Union regulatory approvals have been obtained for Contrave, the FDA has imposed ongoing requirements for post-marketing studies. Takeda, the NDA sponsor, is required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations, a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring us to conduct a new CVOT, the CONVENE Trial, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. The CONVENE Trial was initiated in February 2016, with the final study results expected to be available by January 2022. In addition, we cannot assure you that the new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Contrave competes with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than Contrave. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for Contrave and any future products. Vivus, Inc. commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia in September 2012. Eisai Inc., the collaboration partner of Arena Pharmaceuticals, Inc., or Arena, commercially launched lorcaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may already have built a significant competitive advantage as we and our collaborative partner are just newly marketing Contrave.

Moreover, Novo Nordisk’s product, Saxenda, received FDA and European Commission approval and commercially launched in the United States in April 2015, with launches in additional markets planned in the future. These products represent additional competition and potential negative pricing pressure with respect to Contrave. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the commercialization of Contrave.

Currently, there are a number of drug products in development for obesity which could become competitors against our product. These include products being developed by AstraZeneca, Athersys, Inc., Johnson & Johnson, Norgine BV, A/S, and Novo Nordisk.

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

We and our collaborative partners are subject to uncertainty relating to reimbursement policies which, if not favorable to Contrave, could hinder or prevent Contrave’s commercial success.

Our ability and our collaborative partners’ ability to commercialize our approved product successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish favorable coverage and reimbursement levels for our product and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or our collaborative partner will be able to obtain adequate third-party coverage or reimbursement for our product in whole or in part.

The obesity therapy market, in particular, continues to be marked by limited coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs, administered by individual states for qualifying low-income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Part D prescription drug program for eligible seniors and disabled individuals. Medicare is a federal governmental third-party payor whose policies often are emulated or adopted by other payors. Although the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, has removed longstanding policy language that obesity itself cannot be considered an illness, the agency interprets the Part D exclusion of weight loss drugs as applying to novel obesity therapies. However, CMS has since issued a national policy covering bariatric surgery for co-morbid conditions associated with obesity, and extended coverage under the Medicare program for intensive behavioral therapy for beneficiaries with obesity. The benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. Although third-party payors’ willingness to cover and reimburse obesity-related products and services appears to be changing, as exemplified by Medicare changes, we may continue to face a poor coverage and reimbursement environment.

Currently, Contrave as well as our competitors’ drug products have limited third-party payor coverage. This means that individuals prescribed such drug products often either have significant out-of-pocket costs or pay for the products entirely by themselves. If Contrave does not receive adequate coverage or reimbursement, or if patients are unwilling to pay out of pocket for Contrave, the market acceptance and commercial success of Contrave may be limited.

We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration, distribution or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States and our ability to generate revenues may be delayed or limited.

We are developing Contrave for large markets traditionally served by general and family practitioners and internists. General physicians number in the several hundred thousand in the United States and hundreds of thousands outside the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into an amended and restated collaboration agreement with Takeda in July 2015 to further develop and commercialize Contrave in the United States. In addition, we have an agreement with Kwang Dong Pharmaceutical Company, Ltd. for commercialization of Contrave in South Korea, if regulatory approval is obtained in that country. In order to expand the market opportunity outside of the United States for Contrave we must either establish additional sales and marketing collaborations, additional distribution or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into additional collaboration, distribution or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration, distribution or co-promotion arrangements for Contrave/Mysimba outside the United States and Korea and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these geographic areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration, distribution or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave/Mysimba outside the United States will be limited and as a result our competitors may be more successful in marketing and selling their products in these geographic areas. Even if we do enter into additional collaboration, distribution or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•	substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

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

Undesirable side effects caused by our product could cause regulatory authorities to withdraw or limit their approval of the product or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These consisted of cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, headache, vomiting, dizziness, insomnia, dry mouth and diarrhea. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In the Light Study 50% interim analysis, which interim analysis was completed in connection with the termination of the Light Study in 2015 and was designed only as an early and preliminary assessment of safety to support regulatory approvals of Contrave, there were no unexpected new safety signals observed. Serious adverse events and adverse events leading to discontinuation were generally consistent with the overall safety profile established in the COR program. However, a larger number of CV events are required to determine the effect of Contrave on CV outcomes and these safety conclusions may change in connection with the required post-marketing CVOT, the CONVENE Trial, which was initiated in February 2016.

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

In addition, the constituent drugs of our product each has its own side effect profile that is included in the respective current product label. Contrave’s label includes the side effect profiles of each of its constituent drugs, including a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. Moreover, patients may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave. In addition, while the constituent drugs that make up Contrave have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave to date, the safety of the combined use of the constituents of Contrave is not yet fully known, and any future trials may produce side effects not observed to date. Any of the side effects of Contrave, or its individual constituent drugs, could limit the commercial profile of the approved label.

Further, if we or others, including our collaborative partner, identify undesirable side effects caused by the recently launched Contrave, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as an additional “boxed” warning with Contrave or an additional contraindication;

•	we may be required to change the way the product is distributed or administered, to conduct additional clinical trials or to change the labeling of the product;

•	we or our collaborative partner may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product; and

•	our reputation may suffer.

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

We expect to use a CRO to assist us with monitoring, oversight and statistical support for certain of the additional post-marketing requirements for Contrave/Mysimba. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and that our regulatory filings are consistent with regulatory requirements. Our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs that assist us with our clinical studies are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may not accept the clinical data in support of our marketing applications or in connection with our post-marketing commitments. We cannot assure you that upon inspection by a given regulatory authority, such authority will determine that any clinical trial complied with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard or fails to comply with regulatory requirements, it may adversely impact the commercialization of our product. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

If the contract manufacturers upon whom we rely fail to produce our product in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and our collaborative partners may face delays in the development and commercialization of Contrave.

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical and commercial supplies. These supplies include the formulations of our product’s APIs from our API suppliers, the tablets combining those components and the materials used to package these tablets for commercial use and use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product in the volumes required on a timely basis, we may face delays in the continued development and commercialization of Contrave. In addition, pursuant to our collaboration agreement with Takeda, Takeda has the responsibility to package Contrave for commercial sale in the United States. In September 2014, we entered into a manufacturing services agreement with Takeda to supply to Takeda all of Takeda’s requirements of Contrave for commercialization in the United States.

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31, 2019. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, or is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new clinical studies, testing and compliance inspections, and the new manufacturers would have to be educated in or demonstrate successful technology transfer of the processes necessary for the production of our product.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel and production capacity, equipment failures as well as compliance with strictly enforced federal, state and foreign regulations, which include product requirements established by the FDA or other regulatory agencies and stability requirements in other foreign countries that our current product candidate formulations may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, or if we or our collaborative partner do not accurately forecast our demand, our ability or our collaborative partner’s ability to support the commercial sale of Contrave or to provide product to patients in our and our collaborative partner’s clinical trials would be jeopardized. Moreover, our API suppliers acquire the raw materials necessary to make Contrave API from a limited number of sources. Naltrexone, in particular, comes from a very limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or high costs with consequent adverse effects on us. Any delay or interruption in our ability to meet commercial demand for Contrave will result in the loss of potential revenues. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us or such collaborative partner to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements may be revised from time to time and include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval and/or commercialization, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully complete any required clinical trials, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the sale of Contrave or any of its clinical trials, entail higher costs or result in our or our collaborative partners being unable to effectively commercialize Contrave. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our collaborative partners may be unable to meet demand for Contrave and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States, such as our recent approval in Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or our partners require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our partners may face delays in the further development or commercialization of Contrave.

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could delay the commercialization of Contrave in the United States, the European Union or elsewhere that we have or may receive regulatory approval for sale.

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA, or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our collaborative partner’s current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit Takeda’s ability to continue to commercialize Contrave in the United States and complete any additional required clinical trials and would limit our ability, to the extent that Contrave is approved for sale in other countries, to commercialize Contrave/Mysimba outside the United States and Europe. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States and Europe, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product at the appropriate quantities, quality or price.

In May 2015, we entered into a supply agreement with Mallinckrodt, effective January 2015, pursuant to which Mallinckrodt will manufacture commercial supplies of naltrexone for use in Contrave. Pursuant to the terms of the supply agreement, we will pay certain fixed prices for such naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone which are intended for commercial sale, provided that certain terms and conditions are met. The initial term of the supply agreement commenced in January 2015 and will continue in effect through December 2018. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, or is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction by or against the other party, or (c) the supply agreement is assigned by the other party for the benefit of creditors. Either party may terminate the supply agreement upon 90 days’ written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the 90 day notice period, provided that Mallinckrodt can only cure a breach for failure to timely supply ordered quantities of naltrexone up to one time per year, and provided further that, if we breach the agreement by failing to pay an invoice, the notice and cure periods referred to in this sentence shall only be 30 days. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that, (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of its drug product containing naltrexone, (b) our drug product containing naltrexone fails during clinical trials and we withdraw the NDA, or (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

Other than our agreement with Mallinckrodt, we have no other material, long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, we and our collaborative partner may not be able to successfully commercialize Contrave if we are unable to secure long-term supply commitments for its API components.

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for an injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and our collaborative partners being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and Takeda may not be able to successfully commercialize Contrave and/or we and Takeda may be unable to meet demand for our product and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Contrave is a combination of generically-available pharmaceutical products, and our success is dependent on our ability and our partners’ ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.

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

We have received three year Hatch Waxman exclusivity in the U.S. for Contrave, but have already received patent certifications and are engaged in litigation that may permit FDA to approve an ANDA to Contrave as early as September 2017.

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

We may never receive approval or commercialize our products outside of the United States and the European Union.

In order to market any products outside of the United States and the European Union, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In August 2015, we entered into a distributorship agreement with Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, through our wholly owned subsidiary, under which Kwang Dong will seek regulatory approval for all commercialization activity. Kwang Dong expects to begin marketing Contrave in South Korea in the second half of 2016 if approved, but we cannot assure you that the Ministry of Drug and Food Safety in South Korea will grant approval in that time frame or at all.

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

A variety of risks associated with operating our business and marketing our product internationally could materially adversely affect our business.

In addition to our U.S. operations, we have a subsidiary in Ireland and may establish additional international business entities in the future. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

•	compliance with differing or unexpected regulatory requirements for Contrave and any future products;

•	compliance with Irish laws and the maintenance of our Irish tax residency for our Irish subsidiary, which may make certain corporate actions more cumbersome, costly and time-consuming;

•	difficulties in staffing and managing foreign operations;

•	foreign government taxes, regulations and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;

•	anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA;

•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;

•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	changes in diplomatic and trade relationships.

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd—Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems to contain healthcare costs and improve quality. While reform proposals often involve expanding coverage to more individuals, healthcare reform may also involve increased government price controls, additional regulatory mandates and other measures designed to lower medical and pharmaceutical costs. Within the United States, the pharmaceutical industry has been a particular focus of healthcare reform both federally and at the state level.

For example, in March 2010, the President signed into law one of the most significant health reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, substantially changes the way healthcare is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, among other things, the following measures:

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

•	an extension of eligibility criteria for Medicaid programs;

•	an increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a licensure framework for follow-on biologic products.

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

Other legislative changes have also been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

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

We cannot predict what effect the PPACA or other healthcare reform or cost control initiatives that may be adopted in the future will have on our business. Further, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, and we expect there will be additional challenges and amendments to the Health Care Reform Law in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our and our collaborative partner’s ability to set a price we believe is fair for our approved product;

•	our or our collaborative partner’s ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the difficult regulatory climate for obesity drugs, the recent turnover in our senior management team and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. As our business continues to grow, and we transition from primarily a drug development company to a commercial product organization, we expect to experience changes in our executive team, including potential departures and the addition of new executives with commercialization expertise or other necessary skill sets. We may also experience some departures from our current executive team as individuals transition to new experiences and/or retirement. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of Contrave/Mysimba, our ability to raise additional capital and our ability to implement our overall business strategy.

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

If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, among other topics, may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute (as amended by the PPACA, which modified the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation), which prohibits, among other things, persons and entities from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent, and which may apply to entities like us which promote pharmaceutical products and provide coding and billing advice to customers, and under the PPACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information;

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

Additionally, the compliance environment is changing, with more states mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. The PPACA also imposes annual reporting and disclosure requirements on certain device and drug manufacturers for which payment is available for their products under Medicare, Medicaid, or the Children’s Health Insurance Program, for any “transfer of value” made or distributed to physicians and teaching hospitals. Such information is now publicly available in a searchable format. In addition, device and drug manufacturers are also required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to begin collecting requisite information on August 1, 2013, with the first reports due in 2014. Failure to submit requisite information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Further, under the PPACA, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a pharmaceutical company may run afoul of one or more laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, imprisonment, contractual damages, reputational harm, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, as EP1617832B1, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June

2017. Although we and Takeda plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2089005 B1. In addition, the dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which are expected to expire in November 2027. U.S. patent number 8,815,889, directed to methods of treating insulin resistance using Contrave, including in obese patients, is expected to expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837 which are expected to expire in February 2030 and June 2027, respectively. U.S. patent numbers 8,969,371 and 9,119,850, which are expected to expire in July 2034, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event. U.S. patent number 9,248,123, which is expected to expire in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder. The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have issued patents and pending patent applications in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

Restrictions on our patent rights relating to Contrave may limit our and our partners’ ability to prevent third parties from competing against us.

Our success will depend on our and our collaborative partners’ ability to obtain and maintain patent protection for Contrave, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to composition of matter coverage. Current law also allows novel and unobvious combinations of old compounds to receive composition of matter coverage for the combination. However, we cannot be certain that the current law will remain the same, or that our product will be considered novel and unobvious by the PTO and courts.

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

If we or our collaborative partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our and our collaborative partner’s ability to develop, manufacture, market and sell our product and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborative partner are developing products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product and/or proprietary technologies may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our collaborative partners, which may later result in issued patents that Contrave or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product and/or proprietary technologies infringe their intellectual property rights. If one of these patents is found to cover Contrave, proprietary technologies or their uses, we or our collaborative partners could be enjoined by a court and required to pay damages and could be unable to commercialize our product or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborative partners on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us or our collaborative partner from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborative partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

We will be obtaining our bupropion, naltrexone, our finished Contrave tablets combining these components, and the packaging for these tablets from third-party manufacturers. Each aspect of product design, formulation, manufacturing, packaging, and use has the potential to implicate third-party patent rights. We have taken various measures to reduce the potential for infringement. However, we could be exposed to potential patent infringement liability from other third parties who hold patents on various formulations of bupropion and naltrexone.

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering these or other aspects of our products, technology or methods, as implemented by us or by third-party manufacturers with whom we contract. Because of the large number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods. Such third-party patent rights, if relevant, could prevent us or our collaborative partners from adopting or marketing a particular formulation or product, or could expose us to patent infringement liability.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on the Weber/Cowley patents covering Contrave, as well as our other issued patents, are due to be paid to the PTO in several stages over the lifetimes of the patents. We have systems in place to remind us to pay these fees, and we employ an outside firm, Computer Patent Annuities, to pay annuity fees due to foreign patent agencies on our issued and pending foreign patent applications. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Canada, the European Union, Japan and Russia for the same mark and have pending applications in Brazil. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Canada, Europe, Russia, Japan and South Korea and have pending applications in Australia, Brazil, Canada, Mexico, India and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in the European Union, Norway, and Switzerland for the same mark. In addition, applications for the mark MYSIMBA are pending in Australia, South Korea and India. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2015, we had an accumulated deficit of approximately $620.7 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and our ability to generate revenue depends on a number of factors, including, but not limited to, our partners’ ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	successfully manage our collaborative relationship with Takeda to effectively market and sell Contrave in the United States;

•	maintain regulatory approval of Mysimba;

•	manufacture commercial quantities of Contrave at acceptable cost levels; and

•	effectively market and sell Contrave/Mysimba in the European Union and elsewhere outside the United States, if approved.

We anticipate incurring significant costs associated with the continued development and commercialization of our approved product, Contrave. We do not expect to be profitable in the near future, if ever. If we or our collaborative partners are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund post-marketing studies for Contrave or clinical trials outside the United States for Contrave/Mysimba, and commercialize Contrave/Mysimba outside the United States, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate development and commercialization activities required for Contrave/Mysimba, and our commercialization efforts for Contrave/Mysimba outside such countries.

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we will need additional capital to:

•	fund our operations and to conduct post-marketing requirements for Contrave;

•	develop and commercialize Contrave/Mysimba outside the United States;

•	co-promote Contrave in the United States; and

•	qualify and outsource the commercial-scale of Contrave under cGMP.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the successful commercialization of Contrave.

•

the rate of progress and cost of clinical activity, including the new CVOT for Contrave, and the scope and cost of the additional post-marketing requirements for Contrave, including expenses to support the trials and milestone payments that may become payable;

•	the terms and timing of any collaborative, licensing, co-promotion, distribution or other arrangements that we may establish with respect to Contrave/Mysimba;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave/Mysimba should we elect to do so;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of additional regulatory approvals for Contrave/Mysimba; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no commitments or agreements relating to any of these types of transactions.

Unless and until we can generate a sufficient amount of product revenue and achieve profitability, we expect to finance future cash needs through public or private equity offerings, milestone payments, debt, receivables or royalty financings, or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Our quarterly and annual operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly and annual fluctuations. Our net loss and other operating results may be affected by numerous factors, including:

•

the level of underlying demand for Contrave, wholesalers’ buying patterns with respect to Contrave, discounts given to certain Contrave customers, and Takeda’s ability to successfully market Contrave under our collaboration agreement;

•	variations in the level of expenses, including, but not limited to, variation based on foreign currency exchange rates, related to our product or future development programs;

•	regulatory developments affecting our product or those of our competitors;

•	the timing of future payments, if any, we may receive under our collaboration agreement with Takeda;

•	our execution of any additional collaborative, licensing, distribution or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials or funding support; and

•	any intellectual property infringement lawsuit in which we may become involved.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly and annual comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

In September 2015, we sold 20 million shares of our common stock and warrants to purchase five million shares of our common stock and any exercises of some or all of these warrants will result in additional dilution of existing stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities and may impair our ability to in-license potential products or product candidates. Debt, receivables and royalty financings may also be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

Our foreign subsidiaries may not be able to successfully maintain advantageous tax status and resulting tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.

We anticipate being able to achieve favorable tax treatment through the performance of certain business functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland, together with intra-company service and transfer pricing agreements, each on an arm’s length basis. Taxing authorities, such as the U.S. Internal Revenue Service, or IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. We expect that these challenges will continue as a result of the recent increase in scrutiny and political attention on corporate tax structures. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may lose the ability to use our net operating loss (“NOL”) carryforwards, which could prevent or delay us from offsetting future taxable income.

We have incurred substantial losses during our history and do not expect to become profitable in 2016 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2024 and 2025, respectively. Additionally, the future utilization of our net operating loss carryforwards and credits to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, and credits, which could have an adverse effect on our results of operations. We completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2015. As a result of the study, it was determined that we experienced several ownership changes during this period with the last one occurring in December 2014. We have reduced our NOL and credit carryforwards as disclosed in our financial statement for the effect of Section 382 and 383.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended December 31, 2015, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.39 to a high sale price of $3.44. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;

•	FDA or international regulatory actions, including failure to receive additional regulatory approval for Contrave in South Korea or other additional foreign jurisdictions;

•	announcements regarding our clinical trials, including the Ignite Study, the Light Study and the post-marketing required clinical trials, including the new CVOT, for Contrave;

•

announcements regarding Vivus’, Novo Nordisk’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

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

As of February 15, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 39.3% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. The court has not yet ruled on our motion. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In December 2007, we entered into a lease agreement covering approximately 22,229 square feet of office space which we use as our corporate headquarters in La Jolla, California. In September 2008, we entered into an amendment to lease an additional 9,312 square feet bringing the total leased space to 31,541 square feet. In February 2012, we entered into a partial lease termination agreement to reduce the amount of leased office space at our corporate headquarters to a total of 22,229 square feet of leased space. In February 2013, we entered into an amendment to extend our lease to September 2017. In August 2015, we entered into an amendment to lease an additional 7,706 square feet of space in the same office complex as its corporate headquarters, bringing the total leased space to 29,935 square feet of leased space. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. The court has not yet ruled on our motion. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OREX.”

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$3.44	$1.39
Third Quarter	5.04	1.84
Second Quarter	8.24	4.30
First Quarter	9.37	4.90

Year Ended December 31, 2014:
Fourth Quarter	$6.94	$3.11
Third Quarter	6.53	4.23
Second Quarter	7.02	4.76
First Quarter	7.82	5.48

On February 22, 2016, the last reported sale price of our common stock on the Nasdaq Global Market was $1.75. As of February 22, 2016, there were 29 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2015.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards	Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	19,869,592	$3.74	7,969,178	(1)
Equity compensation plans not approved by security holders:	—	N/A	2,500,000	(2)

Total	19,869,592	$3.74	10,469,178

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

	December 31, 2010	December 31, 2015
Orexigen Therapeutics, Inc.	$100	$21
Nasdaq Composite Index	$100	$200
Nasdaq Biotechnology Index	$100	$369

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$13,865	$54,229	$3,428	$3,428	$3,428
Royalties	10,594	1,292	—	—	971

Total revenues	24,459	55,521	3,428	3,428	4,399
Operating expenses:
Research and development	40,750	57,412	56,748	73,680	12,780
General and administrative	43,762	28,639	23,878	19,987	19,502

Total operating expenses	84,512	86,051	80,626	93,667	32,282

Loss from operations	(60,053)	(30,530)	(77,198)	(90,239)	(27,883)
Other income (expense):
Interest income	227	88	65	147	46
Interest expense	(7,446)	(7,083)	(538)	(2)	(221)
Foreign currency gain (loss) net	(39)	—	—	—	—

Total other income (expense)	(7,258)	(6,995)	(473)	145	(175)

Net loss before income taxes	(67,311)	(37,525)	(77,671)	(90,094)	(28,058)

Income taxes	(1,376)	—	—	—	—

Net loss	$(68,687)	$(37,525)	$(77,671)	$(90,094)	$(28,058)

Basic and diluted net loss per share(1)	$(0.52)	$(0.32)	$(0.80)	$(1.27)	$(0.58)

Shares used to calculate net loss per share(1)	131,129	118,240	96,491	70,739	48,273

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and investment securities, available-for-sale	$214,011	$205,537	$176,996	$137,403	$147,593
Working capital	201,654	181,612	155,429	113,780	141,013
Total assets	236,589	212,981	180,121	139,154	149,700
Long-term convertible debt	88,129	83,908	80,031	—	—
Accumulated deficit	(620,687)	(552,000)	(514,475)	(436,804)	(346,710)
Total stockholders’ equity	33,378	22,344	41,862	75,469	99,706

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

In September 2014, the FDA approved our New Drug Application, or NDA, for Contrave extended-release. We and our collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, are now focused on the commercialization of Contrave. Takeda commercially launched Contrave in October 2014. As part of the approval of Contrave by the FDA, we and Takeda agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. We are also required to conduct a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, as well as a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In March 2015, the European Commission, or EC, granted centralized marketing authorization for Contrave (under the name Mysimba™) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to < 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states. We plan to launch Mysimba in certain markets the European Union in the second half of 2016. In addition, in October 2015, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., submitted a NDA for Contrave in South Korea. Kwang Dong expects to begin marketing Contrave in the second half of 2016, if regulatory approval is obtained. We retain marketing rights for Contrave outside the United States and South Korea and are currently advancing plans for the commercial launch of Mysimba in certain markets of the European Union while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in markets in the European Union and other territories outside the United States.

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

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of December 31, 2015, we had an accumulated deficit of $620.7 million. These losses have resulted principally from costs incurred in connection with research and development, marketing and commercialization activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $24.5 million in revenue for 2015, primarily resulting from royalties from Takeda and amounts earned under our collaboration agreement with Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda as these payments were determined to meet the definition of a substantive milestone. Takeda commercially launched Contrave in the U.S. in October 2014. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement. Other than the amortization of the upfront payment of $50.0 million and regulatory/development milestones totaling $100.0 million from Takeda, our ability to generate revenue in the near term will depend solely on the success of Takeda sales of Contrave in the U.S. For the year ended December 31, 2015, we recognized revenues under this agreement of approximately $24.3 million, including approximately $10.6 million in royalties earned for the sale of Contrave by Takeda and approximately $13.7 million in continued recognition of the up front and non-substantive milestone payments. At December 31, 2015, deferred revenue under this agreement totaled $85.6 million.

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

Takeda accounted for approximately 99%, 100% and 100% of revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table summarizes our research and development expenses for the year ended December 31, 2015. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$25,384
Other	369

Subtotal	25,753
Internal costs	10,603
Stock-based compensation	4,394

Total research and development costs	$40,750

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the EMA. The estimated cost of the new cardiovascular outcomes trial, or CVOT is approximately $220.0 million. Future development expenses will depend on the timing of the Light Study closure, the conduct of the new CVOT and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. Contrave became commercially available in the United States in October 2014.

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

Other Income (Expense)

Other Income (Expense) consists principally of interest expense incurred on the 2020 Notes, offset by income earned on marketable securities and foreign currency gain and losses. A portion of our business is conducted outside of the U.S. through our Irish foreign subsidiary. The foreign subsidiary keeps its accounting records in its functional currency, the Euro. These accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated statements of operations and financial position.

Assets and liabilities of the Irish subsidiary, where the local currency, the Euro, is the functional currency, are translated to U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income (expense).

Income Taxes

At December 31, 2015, we have federal, state and foreign net operating loss carryforwards of approximately $380.2 million, $409.9 million and $14.2 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2024, unless previously utilized. At December 31, 2015, we have federal and state research and development tax credit carryforwards of $20.0 million and $6.1 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized. The state research and development tax credits and foreign net operating losses carry forward indefinitely. The California net operating loss carryforwards are scheduled to begin to expire starting in 2016. Approximately $12.2 million of the net operating loss carryforwards relates to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid in capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2015. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2014. The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on the preliminary analysis of the limitation of our net operating losses and federal credits, deferred tax assets for net operating losses of $189.8 million and $182.6 million for federal and state, respectively, and federal research and development credits of $12.0 million have been removed from the deferred tax asset schedule. A corresponding decrease to the valuation allowance has also been recorded. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the effective tax rate.

During 2015, we expanded our operations internationally. We fully funded our Irish subsidiary with equity and debt and transferred the rights to exploit our intellectual property in markets outside of North America to our Irish subsidiary in exchange for a note. We also entered into a cost sharing arrangement, an intercompany services agreement and other related agreements with our Irish subsidiary which enable it to function as our foreign trading company. We recognized a gain on the transfer of intellectual property to our Irish subsidiary in the amount of $69.7 million. This gain was eliminated in consolidation for financial reporting purposes, but recognized for income tax purposes, and offset by NOL carryforwards for federal income tax purposes. We incurred federal alternative minimum tax of $1.3 million as a result of the gain and the results of operations in the US, which we recorded to current tax expense for 2015. Our Irish subsidiary generated a tax loss of $14.2 million during 2015 which was fully offset by a valuation allowance.

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

The Company accounts for milestones under its agreements using the Milestone Method of accounting. We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due us. Any milestone payments received prior to satisfying these revenue recognition criteria were recorded as deferred revenue in the accompanying consolidated financial statements.

Royalties to be received based on sales of our licensed products by partners are recognized as earned.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $15.2 million, $15.3 million and $11.6 million, respectively. At December 31, 2015, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $26.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

The weighted average expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. For options granted during the year ended December 31, 2015, we have calculated a weighted average expected term of 5.6 years. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock awards. For purposes of estimating the fair value of stock options granted during 2015 using the Black-Scholes model, we used an estimated weighted average stock price volatility of 93.9%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 1.6% for the year ended December 31, 2015). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2015, 2014 and 2013, we have reduced stock-based compensation expense recognized in the Consolidated Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2015, 2014 and 2013 based on historical experience.

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

Results of Operations

Comparison of year ended December 31, 2015 to year ended December 31, 2014

Revenues. Revenues decreased to $24.5 million for the year ended December 31, 2015 from $55.5 million in 2014, and represent revenue recognized under our collaboration agreement with Takeda. The decrease of approximately $31.0 million in 2015 was due primarily to recognition of two regulatory/development milestones in 2014, consisting of $20.0 million payable upon regulatory approval of Contrave in the United States and $10.0 million payable upon the delivery of Contrave launch supplies to Takeda, partially offset by $10.3 million of deferred revenue recognized in 2015. Also in 2014, we recognized $20.8 million of a $70.0 million milestone we received from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This was partially offset by an increase of $9.3 million of royalty revenues for sales of Contrave by Takeda in 2015 as compared to 2014.

Research and Development Expenses. Research and development expenses decreased to $40.8 million for the year ended December 31, 2015 from $57.4 million in 2014. This decrease of approximately $16.6 million was due to a decrease in pre-launch expenses for Contrave including raw materials, inventory, and manufacturing-related expenses of $10.1 million and a decrease in expenses of $5.9 million in connection with our Contrave clinical costs, related proprietary product formulation work and consulting activities.

General and Administrative Expenses. General and administrative expenses increased to $43.8 million for the year ended December 31, 2015 from $28.6 million in 2014. This increase of approximately $15.2 million was due primarily to an increase in marketing and market research costs of $9.2 million, an increase in recruiting costs of $1.9 million, an increase in consulting and professional fees of $1.7 million and an increase in salaries and other personnel related costs of $744,000.

Interest Income. Interest income increased to $227,000 for the year ended December 31, 2015 from $88,000 in 2014. This increase of approximately $139,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2014.

Interest and Other Expense, net. Interest and other expense, net increased to $7.3 million for the year ended December 31, 2015 from $7.1 million in 2014. This increase of approximately $300,000 was primarily due to an increase in the amortization of the discount of the liability component of the 2020 Notes.

Foreign Currency Gain (Loss) net. Foreign currency gain (loss) net increased to $39,000 for the year ended December 31, 2015 from zero in 2014. This increase was primarily due to the fluctuation in the Euro.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the issuance of equity and debt securities. Through December 31, 2015, we received net proceeds of approximately $634.0 million from the issuance of equity and debt securities as follows:

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

As of December 31, 2015, we had $155.4 million in cash and cash equivalents and an additional $58.6 million in investment securities, available-for-sale. As of December 31, 2015, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $54.5 million for 2015 and net cash provided by operating activities was $26.9 million in 2014. Net cash used in operating activities was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees. In 2014, we received a milestone payment from Takeda for $70.0 million, of which a portion has been deferred and will be amortized over the remaining estimated life of the collaboration agreement.

Net cash provided by investing activities was $41.5 million for 2015 and net cash used in investing activities was $23.4 million for 2014. These amounts are primarily the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $64.3 million and $2.7 million for 2015 and 2014, respectively. The net cash provided by financing activities for 2015 was primarily as a result of the issuance of

20.0 million shares of our common stock in a private placement for aggregate net proceeds of $59.8 million. The net cash provided by financing activities in 2014 was a result of proceeds from the issuance of common stock due to exercises of stock options and purchases under the employee stock purchase plan.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones and royalties related to Contrave. Although Takeda, as the sponsor, is responsible for conducting the new CVOT, we will incur substantial additional development expenses to pay for the new CVOT for Contrave. The estimated cost of the new CVOT is approximately $220.0 million.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at December 31, 2015 for Contrave sales was approximately $258,000.

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

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Debt obligations	$115,000	$—	$—	$115,000	$—
Interest on debt obligations(1)	15,549	3,163	6,325	6,061	—
Purchase obligations	5,238	5,238	—	—	—
Operating lease obligations	2,461	1,462	999	—	—

Total	$138,248	$9,863	$7,324	$121,061	$—

(1)	Interest on the 2020 Notes calculated at 2.75%

We have not included certain license obligations which may require additional payments due upon the occurrence of certain milestones related to regulatory or commercial events. We are required to pay royalties on any net sales of the licensed products. License payments may increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.             2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of evaluating the adoption methods as well as the effects the adoption will have on its consolidated financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred and present those amounts separately as deferred charges. However, the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity is presented as a direct deduction from or an addition to the face amount of the debt. The guidance is required to be applied by the Company retrospectively beginning on January 1, 2016, but early adoption is permitted. The adoption of this new guidance will not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The new guidance may be applied either on a prospective or retrospective basis. The Company adopted ASU No. 2015-17 prospectively as of December 31, 2015. Prior periods were not retrospectively adjusted for this change in accounting principle.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 will be effective us for the year ended December 31, 2016 and for interim reporting periods thereafter. Early adoption is permitted. The adoption of this new standard is not expected to have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents and investment securities, available-for-sale, as of December 31, 2015 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orexigen Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

February 26, 2016

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$155,422	$104,243
Accounts receivable	6,828	2,571
Investment securities, available-for-sale	58,589	101,294
Inventory	10,802	1,198
Deferred tax asset	—	547
Prepaid expenses and other current assets	2,254	1,473

Total current assets	233,895	211,326
Property and equipment, net	1,284	857
Other long-term assets	1,272	621
Restricted cash	138	177

Total assets	$236,589	$212,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,485	$4,243
Accrued clinical trial expenses	5,820	10,690
Accrued expenses	10,323	6,552
Deferred revenue, current portion	9,613	8,229

Total current liabilities	32,241	29,714
Long-term convertible debt	88,129	83,908
Deferred revenue, less current portion	82,691	76,114
Deferred tax liabilities	—	547
Other long-term liabilities	150	354
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2015 and 2014, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at December 31, 2015 and 2014; 145,544,920 and 123,460,598 shares issued and outstanding at December 31, 2015 and 2014, respectively	146	123
Additional paid-in capital	653,704	574,247
Accumulated other comprehensive income (loss)	215	(26)
Accumulated deficit	(620,687)	(552,000)

Total stockholders’ equity	33,378	22,344

Total liabilities and stockholders’ equity	$236,589	$212,981

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Collaborative agreement	$13,865	$54,229	$3,428
Royalties	10,594	1,292	—

Total revenues	24,459	55,521	3,428
Operating expenses:
Research and development	40,750	57,412	56,748
General and administrative	43,762	28,639	23,878

Total operating expenses	84,512	86,051	80,626

Loss from operations	(60,053)	(30,530)	(77,198)
Other income (expense):
Interest income	227	88	65
Interest expense	(7,446)	(7,083)	(538)
Foreign currency gain (loss) net	(39)	—	—

Total other income (expense)	(7,258)	(6,995)	(473)

Net loss before income taxes	(67,311)	(37,525)	(77,671)

Income taxes	(1,376)	—	—

Net loss	$(68,687)	$(37,525)	$(77,671)

Net loss per share—basic and diluted	$(0.52)	$(0.32)	$(0.80)

Shares used to compute basic and diluted net loss per share	131,129	118,240	96,491

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(68,687)	$(37,525)	$(77,671)
Other comprehensive income (loss)
Foreign currency translation gain	224	—	—
Unrealized gains (losses) on investment securities	18	(23)	(18)

Other comprehensive income (loss)	242	(23)	(18)

Comprehensive loss	$(68,445)	$(37,548)	$(77,689)

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	84,414	$84	$512,174	$15	$(436,804)	$75,469
Net exercise of warrants	19,895	20	—	—	—	20
Issuance of common stock options	616	1	1,074	—	—	1,075
Issuance of common stock for Employee Stock Purchase Plan	45	—	242	—	—	242
Issuance of convertible senior notes, equity portion, net of issuance costs	—	—	31,178	—	—	31,178
Stock-based compensation expense	—	—	11,567	—	—	11,567
Unrealized gain on securities, available-for-sale	—	—	—	(18)	—	(18)
Net loss					(77,671)	(77,671)

Balance at December 31, 2013	104,970	105	556,235	(3)	(514,475)	41,862
Net exercise of warrants	17,295	17	—	—	—	17
Exercise of common stock options	1,112	1	2,285	—	—	2,286
Issuance of common stock for Employee Stock Purchase Plan	84	—	431	—	—	431
Stock-based compensation expense	—	—	15,296	—	—	15,296
Unrealized gain on securities, available-for-sale	—	—	—	(23)	—	(23)
Net loss					(37,525)	(37,525)

Balance at December 31, 2014	123,461	123	574,247	(26)	(552,000)	22,344
Net exercise of warrants	571	1	—	—	—	1
Issuance of common stock for private placement	20,000	20	59,783	—	—	59,803
Exercise of common stock options	1,390	1	4,098	—	—	4,099
Issuance of common stock for Employee Stock Purchase Plan	123	1	355	—	—	356
Stock-based compensation expense	—	—	15,220	—	—	15,220
Unrealized gain on securities, available-for-sale	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	224	—	224
Net loss					(68,687)	(68,687)

Balance at December 31, 2015	145,545	$146	$653,703	$216	$(620,687)	$33,378

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(68,687)	$(37,525)	$(77,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on investment securities, available-for-sale	763	751	815
Accretion of debt discount	4,221	3,877	313
Amortization of debt issuance costs	45	43	3
Depreciation	223	139	94
Unrealized foreign currency loss	197	—	—
Stock-based compensation	15,220	15,296	11,567
Other non-cash adjustments	18	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,257)	(2,494)	—
Inventory	(9,610)	(1,198)	—
Prepaid expenses and other current assets	(781)	(175)	205
Restricted cash	39	—	—
Accounts payable and accrued expenses	1,026	2,107	(2,291)
Other assets	(713)	112	(686)
Deferred rent and lease incentives	(203)	124	262
Deferred revenue	8,026	45,771	(3,428)

Net cash provided by (used) in operating activities	(54,473)	26,828	(70,817)
Investing activities
Purchases of investment securities, available-for-sale	(119,595)	(130,390)	(85,647)
Maturities and sales of investment securities, available-for-sale	161,555	107,196	65,011
Purchases of property and equipment	(538)	(246)	(640)

Net cash used in investing activities	41,422	(23,440)	(21,276)
Financing activities
Proceeds from issuance of common stock and warrants in private placement financing	59,803	—	—
Proceeds from issuance of convertible notes, net	—	—	110,545
Proceeds from issuance of common stock and warrants	4,456	2,734	1,337

Net cash provided by financing activities	64,259	2,734	111,882
Effect of exchange rate changes on cash	(29)	—	—

Increase in cash and cash equivalents	51,179	6,122	19,789
Cash and cash equivalents at beginning of period	104,243	98,121	78,332

Cash and cash equivalents at end of period	$155,422	$104,243	$98,121

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,163	$3,119	$—

Taxes paid	$28	$—	$—

Unrealized gain (loss) on investment securities, available-for-sale	$18	$(23)	$(18)

Supplemental Disclosure of Non-Cash Investing Information:
Purchases of equipment included in accounts payable	$108	$120	$—

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States. Contrave was launched commercially in the United States by the Company’s partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. The Company has experienced losses since its inception, and as of December 31, 2015, had an accumulated deficit of $620.7 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Orexigen Therapeutics and our wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

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

Investment Securities, Available-for-Sale

The Company classifies all investment securities as available-for-sale, as the sale of such securities may be required prior to maturity. These investment securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income.

Restricted Cash

As of December 31, 2015, restricted cash represents a certificate of deposit pledged as collateral for a letter of credit issued by the Company in connection with the execution of an operating lease and a certificate of deposit pledged for insurance purposes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, account receivable, restricted cash, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of these items. Investment securities, available-for-sale, are carried at fair value.

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and available-for-sale investment securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. Additionally, the Company has established guidelines regarding the diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

Concentration of Revenue and Accounts Receivable

Takeda accounted for approximately 99%, 100% and 100% of revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Takeda also accounted for 100% of our accounts receivable as of December 31, 2015 and 2014.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of their useful lives or the lease term.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses as of December 31, 2015.

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

The Company follows the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification that defines a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the Income Taxes Topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

The Company accounts for milestone payments under its agreements using the Milestone Method of accounting. The Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) the consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) the consideration relates solely to past performance, and 3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. Any milestone payments that do not satisfy these revenue recognition criteria are recorded over the remaining life of the agreements with a cumulative catch up adjustment for the portion of the milestone earned from the inception of the agreement to the expected term of the agreement. The excess of the milestone paid and the amount recognized in the cumulative catch up adjustment is recorded as deferred revenue and recognized over the remaining expected term of the agreement.

Royalties to be received based on sales of the Company’s licensed products by partners are recognized as earned.

Convertible Senior Notes

In December 2013, the Company issued $115.0 million in aggregate principal amount of 2.75% convertible senior notes due 2020 (the “2020 Notes”). The convertible debt may be settled in shares or cash upon conversion at their option. The cash settlement feature of the 2020 Notes required the Company to account for the liability (debt) and equity (conversion option) components separately. The carrying amount of the liability component was estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. To measure the fair value of the liability component, the Company used an income approach, discounting the future contractual cash flows due under the 2020 Notes by a market interest rate. The market interest rate was determined to be 8.69%. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2020 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The difference between the cash proceeds and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2020 Notes. The liability component will be accreted to redemption value over the term of the 2020 Notes.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended December 31,
	2015	2014	2013
Expected life (in years)	5.6	5.6	6.0
Expected volatility	93.9%	107.3%	92.7%
Risk-free interest rate	1.6%	1.8%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$3.54	$5.01	$4.35

The weighted average expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock awards. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield is determined to be 0% given that the Company has never declared or paid cash dividends on its common stock and does not anticipate paying such cash dividends.

Total stock-based compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 was comprised of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
General and administrative	$10,826	$10,842	$8,162
Research and development	4,394	4,454	3,405

	$15,220	$15,296	$11,567

At December 31, 2015, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $26.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Comprehensive Loss

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive loss consists of net loss and certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss for each of the years ended December 31, 2015, 2014 and 2013 has been reflected in the Consolidated Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on investment securities, available-for-sale.

Comprehensive loss includes net loss and unrealized gains and losses on investments and also gains and losses from foreign currency translations. The Company discloses the accumulated balance of other comprehensive loss as a separate component of stockholder’s equity.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and Employee Stock Purchase Plan (ESPP), warrants and the shares to be issued upon the conversion of the convertible senior notes. No shares related to the assumed conversion of the convertible senior notes were included in the diluted net loss calculation for the years ended December 31, 2015, 2014 and 2013 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options and common stock warrants were excluded from the diluted net loss calculation for all periods presented because such shares are anti-dilutive.

(In thousands, except per share amounts)	Years Ended December 31,
	2015	2014	2013
Historical
Numerator:
Net loss	$(68,687)	$(37,525)	$(77,671)

Denominator:
Weighted average common shares outstanding	131,129	118,240	96,491

Denominator for basic and diluted net loss per share	131,129	118,240	96,491

Net loss per share—basic and diluted	$(0.52)	$(0.32)	$(0.80)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2015	2014	2013
Shares underlying convertible senior notes	14,042	14,042	14,042
Common stock warrants outstanding	5,000	572	17,870
Common stock options outstanding	19,870	17,959	16,902

	38,912	32,573	48,814

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of evaluating the adoption methods as well as the effects the adoption will have on its consolidated financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred and present those amounts separately as deferred charges. However, the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity is presented as a direct deduction from or an addition to the face amount of the debt. The guidance is required to be applied by the Company retrospectively beginning on January 1, 2016, but early adoption is permitted. The adoption of this new guidance will not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The new guidance may be applied either on a prospective or retrospective basis. The Company adopted ASU No. 2015-17 prospectively as of December 31, 2015. Prior periods were not retrospectively adjusted for this change in accounting principle.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 will be effective for the Company for the year ended December 31, 2016 and for interim reporting periods thereafter. Early adoption is permitted. The adoption of this new standard is not expected to have a significant impact on the consolidated financial statements.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. The Company’s available-for-sale securities are classified as current as they are available for use in current operations or may be used in other strategic initiatives during the next twelve months. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$36,748	$7	$(12)	$36,743
Corporate debt securities	Less than 1	9,803	—	(2)	9,801
U.S. Treasury securities	Less than 1	12,046	—	(1)	12,045

Total investment securities		$58,597	$7	$(15)	$58,589

December 31, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. government agency securities	Less than 1	$87,895	$4	$(27)	$87,872
Corporate debt securities	Less than 1	5,074	—	(1)	5,073
U.S. government agency securities	More than 1	8,351	—	(2)	8,349

Total investment securities		$101,320	$4	$(30)	$101,294

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2015, 2014 and 2013.

4. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$47,196	$47,196	$—	$—
U.S. government agency securities	67,421	—	67,421	—
U.S. Treasury securities	12,045	—	12,045	—
Corporate debt securities	9,801	—	9,801	—

Total financial instruments owned	$136,463	$47,196	$89,267	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$97,966	$97,966	$—	$—
U.S. government agency securities	100,720	—	100,720	—
Corporate debt securities	5,073	—	5,073	—

Total financial instruments owned	$203,759	$97,966	$105,793	$—

5. Inventory

Upon receiving U.S. Food and Drug Administration (“FDA”) approval of Contrave in September 2014, the Company began to capitalize certain inventory costs for Contrave. Prior to FDA approval all inventory costs were recorded as research and development expenses.

Inventory consists of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$8,619	$755
Work in process	708	58
Finished goods	1,475	385

	$10,802	$1,198

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life in Years	December 31,
		2015	2014
Furniture and fixtures	5	$1,202	$1,079
Computer equipment and software	3 to 5	553	521
Leasehold improvements	5	644	557
Manufacturing equipment	5	664	640
Asset under construction		437	120

		3,500	2,917
Accumulated depreciation		(2,216)	(2,060)

Property and equipment, net		$1,284	$857

Depreciation expense was $223,000, $139,000 and $94,000 for each of the years ended December 31, 2015, 2014 and 2013, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation related expenses	$4,115	$4,666
Inventory received, not invoiced	2,032	—
Accrued income taxes	1,346	—
Accrued marketing and market research expenses	559	—
Accrued research and development expenses	889	1,187
Accrued interest on convertible notes	264	264
Accrued legal and professional expenses	353	156
Other accrued expenses	765	279

	$10,323	$6,552

8. Convertible Debt

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

A summary of the liability and equity components of the 2020 Notes is as follows at December 31, 2015 and December 31, 2014 (in thousands):

	December 31,
	2015	2014
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(26,871)	(31,092)

Long term convertible debt	$88,129	$83,908

Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	5 years	6 years

9. Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and was for an initial term of 64 months. In February 2013, the Company entered into an amendment to extend its lease to September 2017. In August 2015, the Company entered into an amendment to lease additional space in the same office complex as its corporate headquarters. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit, which is collateralized by a certificate of deposit of $88,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2015. Rent expense is being recorded on a straight-line basis over the life of the lease.

Future minimum payments under the operating leases as of December 31, 2015 are as follows (in thousands):

Years Ending December 31,
2016	$1,462
2017	999
2018	—
2019	—
2020	—

$2,461

Total rent expense for each of the years ended December 31, 2015, 2014 and 2013 was approximately $1.0 million, $911,000 and $1.1 million, respectively.

10. Technology, License and Distribution Agreements

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

The upfront payment of $50.0 million was determined not to have standalone value and was deferred and is being recognized over the estimated term of the agreement of 14.5 years. In addition to the upfront payment, the Company earned milestones of $30.0 million for the FDA approval of Contrave and for delivery of launch supplies to Takeda in 2014. This milestone payment was determined to meet the definition of a substantive milestone and was recognized at the time the milestone was earned. Also, in October 2014, the Company earned and was paid a $70.0 million milestone for the shipment of Contrave, by Takeda, to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement.

For the year ended December 31, 2015, the Company recognized revenues under this agreement of approximately $24.3 million, including approximately $10.6 million in royalties earned for the sale of Contrave by Takeda and approximately $13.7 million in continued recognition of the up front and non-substantive milestone payments. At December 31, 2015, deferred revenue under this agreement totaled $85.6 million. Also the Company had receivables at December 31, 2015 for approximately $6.8 million. The receivable at

December 31, 2015 was for royalty revenue earned on the sales of Contrave by Takeda and reimbursement for product and manufacturing expenses. Total reimbursements of manufacturing expenses from Takeda was $18.3 million, $7.6 million and $0 in 2015, 2014 and 2013, respectively.

Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Kwang Dong Pharmaceutical Company, Ltd. (“Kwang Dong”), entered into an exclusive distribution agreement for South Korea for Contrave. Under the terms of the agreement, Kwang Dong will be responsible for seeking regulatory approval and for all commercialization activity and expenses. The Company will supply Contrave tablets to Kwang Dong. The Company received a $7.0 million upfront payment and will be entitled to potential sales-based milestones of $6.0 million and other potential payments totaling $10.0 million. Upon regulatory approval, the Company is required to pay Kwang Dong $300,000. The upfront payment was determined not to have standalone value. As a result, the $7.0 million was deferred. The $300,000 payment by the Company upon regulatory approval was deemed to be a contingent portion of the $7.0 million upfront payment. Therefore, the non-contingent portion of the upfront payment of $6.7 million is being recognized over the term of the agreement. For the year ended December 31, 2015, the Company recognized revenues under this agreement of $151,000.

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University (“OHSU”), whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 76,315 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. The royalty expense is recorded as a general and administrative expense. The Company recorded a royalty payable of $258,000 and $65,000 as of December 31, 2015 and 2014, respectively, under this agreement. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2015, the Company has paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

Duke University

In March 2004, the Company entered into a patent license agreement (the “Duke Agreement”) with Duke University (“Duke”) whereby the Company acquired, among other things, an exclusive worldwide license to a U.S. patent. In February 2015, the Company terminated the license agreement with Duke. The Company does not expect to pay Duke any amounts under the terminated agreement.

11. Stockholders’ Equity

Common Stock and Common Stock Warrants

In December 2011, the Company completed a public offering of 5,646,173 units. Each unit consists of one share of common stock and a warrant to purchase ten shares of common stock, at a price to the public of $1.45 per share of common stock and $1.449 per warrant to purchase each share of common stock, which together comprise the purchase price of $15.94 per unit. Net cash proceeds from the public offering were $86.9 million, after deducting underwriting discounts and commissions and offering expenses. The warrants issued in the transaction have an exercise price equal to $0.001 per share. Each warrant is exercisable in whole or in part for a period of 10 years commencing on December 22, 2011. A holder of a warrant will not have the right to exercise any portion of the warrant if such holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise of such warrant. These warrants may only be exercised pursuant to a cashless net exercise, whereby the exercise price of the warrants is satisfied through the reduction in shares issued upon exercise equal in value to the exercise price. There are no provisions in the warrant agreement which would require the Company to settle the warrants through the distribution of cash. The initial warrants provided for the purchase of up to 56,461,730 shares. A total of 571,970, 17,294,521 and 19,895,061 shares were issued upon warrant exercises in 2015, 2014 and 2013, respectively.

In September 2015, the Company sold 20.0 million shares of its common stock and warrants to purchase 5.0 million shares of its common stock in a private placement to an affiliate of The Baupost Group, L.L.C., at a purchase price of $3.00 per share of common stock and 0.25 of a warrant, raising net proceeds of $59.8 million. The warrants are exercisable for five years at $6.00 per share. The Company filed a registration statement for an additional 25.0 million shares of common stock (including 5.0 million shares of common stock underlying the warrants) that was declared effective by the United States Securities and Exchange Commission in February 2016.

Warrants to purchase an aggregate of up to 5,000,000, 572,040 and 17,869,618 shares were outstanding as of December 31, 2015, 2014 and 2013, respectively.

Stock Options

During 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”) under which, as amended, 3,159,275 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2015, no stock options are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan (the “2007 Plan”), which became effective in April 2007, under which 3,525,000 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, 2010 and 2011, the Company’s Board of Directors increased the shares available for issuance under the 2007 Plan by 1,721,666, 2,000,000 and 2,000,000 shares, respectively, in accordance with an “evergreen” provision. The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. The 2007 Plan was amended in October 2009 and February 2010 to provide for the reservation of 500,000 and 2,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. In June 2011, the 2007 Plan was amended to, among other things, add an additional 10,000,000 shares to the number of shares of common stock authorized for issuance under the 2007 Plan, increase the number of shares to be added to the 2007 Plan automatically each January 1, starting with January 1, 2012, to the least of (i) 15% of the Company’s outstanding common stock on the applicable January 1, (ii) 6,000,000 shares of common stock and (iii) a lesser number of shares of the Company’s common stock determined by the Company’s board of directors, and increase the limitation on the number of shares that may be granted pursuant to the exercise of incentive stock option to 40,000,000 shares. At December 31, 2015, options to purchase 19,869,592 shares have been granted and are outstanding under the 2007 Plan.

The following table summarizes stock option activity for the 2004 and 2007 Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	13,838,894	$2.29
Granted	4,069,507	5.77
Exercised	(616,184)	1.78
Forfeited/Cancelled	(390,070)	4.38

Outstanding at December 31, 2013	16,902,147	$3.10
Granted	3,194,512	6.22
Exercised	(1,111,552)	2.07
Forfeited/Cancelled	(1,026,138)	5.35

Outstanding at December 31, 2014	17,958,969	$3.59
Granted	5,014,465	4.68
Exercised	(1,389,867)	2.96
Forfeited/Cancelled	(1,713,975)	5.62

Outstanding at December 31, 2015	19,869,592	$3.74

The following table summarizes information about stock options outstanding under the 2007 Plan at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.61 - $1.70	6,408,538	3.9	$1.67	6,408,538	$1.67
$1.94 - $4.01	5,035,443	5.9	$2.88	3,176,154	$2.81
$4.09 - $5.77	5,035,174	6.5	$5.39	2,961,020	$5.43
$5.85 - $8.18	3,390,437	7.0	$6.45	1,916,022	$6.25

$1.61 - $8.18	19,869,592	5.6	$3.74	14,461,734	$3.30

As of December 31, 2015, the aggregate intrinsic value of both options outstanding and exercisable was approximately $314,000. The aggregate intrinsic value of options exercised was $ 5.3 million, $3.6 million and $3.1 million during the year ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the weighted average remaining contractual term for options exercisable was 4.5 years.

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

The assumptions used for the years ended December 31, 2015, 2014 and 2013 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
Expected term (in years)	0.49 – 2.00	0.49 – 2.00	0.45 – 1.95
Expected volatility	61.1 – 74.6%	49.1 – 72.9%	46.6 – 72.8%
Risk-free interest rate	0.02 – 0.91%	0.06 – 0.49%	0.07 – 0.26%
Expected dividend yield	0.0%	0.0%	0.0%

At December 31, 2015, total unrecognized estimated stock-based compensation expense related to the ESPP was approximately $615,000, which is expected to be recognized over a weighted-average period of approximately 9 months. A total of 6,000,000 shares of the Company’s common stock have been reserved for issuance under the ESPP plan. 122,485, 84,325 and 45,285 shares were issued under the ESPP during the years ended December 31, 2015, 2014 and 2013, respectively.

Common stock reserved for future issuance consists of the following at December 31, 2015:

Common stock warrants	5,000,000
Available for future issuance under ESPP	5,747,905
Stock options issued and outstanding	19,869,592
Authorized for future option grants	10,469,178

41,086,675

12. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
U.S. domestic	$(53,783)	$(37,525)
Foreign	(13,528)	—

Pretax loss from operations	$(67,311)	$(37,525)

The provision for income taxes from continuing operations consists of the following (in thousands):

	2015	2014
Current:
Federal	$1,348	$—
State	28	—
Foreign	—	—

Total current	1,376	—

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total deferred	—	—

Total income tax expense (benefit)	$1,376	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2015	2014	2013
Income tax expense (benefit) at statutory rates	$(23,559)	$(13,133)	$(27,184)
State income tax, net of federal benefit	(59)	(422)	(4,242)
Permanent items	553	2,157	804
Uncertain tax positions	5,943	843	2,629
Research and development credits	(1,877)	(2,041)	(5,492)
Stock-based compensation	548	751	760
Tax attribution limitation	(22,908)	—	—
Foreign rate differential	3,890	—	—
Change in rate	4,565	(2,624)	—
State net operating loss	(1,529)	—	—
Deferred intercompany profit	23,320	—	—
Change in valuation allowance	12,489	14,469	32,725

Income tax expense (benefit)	$1,376	$—	$—

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$72,064	$55,035
Research and development credits	4,733	5,988
Capitalized research and development expenditures	1,460	2,439
Deferred revenue	26,761	34,205
Stock-based compensation	12,143	10,911
Other, net	3,531	2,409

Total deferred tax assets	120,692	110,987
Valuation allowance for deferred tax assets	(112,290)	(99,807)

Deferred tax assets, net of valuation allowance	8,402	11,180

Deferred tax liabilities:

Convertible debt	(8,402)	(11,180)

Total deferred tax liabilities	(8,402)	(11,180)

	$—	$—

At December 31, 2015, we have federal, state and foreign net operating loss carryforwards of approximately $380.2 million, $409.9 million and $14.2 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2024, unless previously utilized. At December 31, 2015, we have federal and state research and development tax credit carryforwards of $20.0 million and $6.1 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized. The state research and development tax credits and foreign net operating losses carry forward indefinitely.

The California net operating loss carry forwards are scheduled to expire as follows (in thousands):

Year	Amount
2016	$20,936
2017	49,842
2018	3,841
2028 and beyond	335,258

Approximately $12.2 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in-capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2015. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2014. The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on the preliminary analysis of the limitation of the net operating losses and federal credits, deferred tax assets for net operating losses of $189.8 million and $182.6 million for federal and state, respectively, and federal research and development credits of $12.0 million have been removed from the deferred tax asset schedule. A corresponding decrease to the valuation allowance has also been recorded. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
Gross unrecognized tax benefits at the beginning of the year	$7,309	$6,396	$3,239
Increases related to current year tax positions	822	960	1,167
Increases related to prior year tax positions	7,988	—	—
Increases (decreases) related to prior year tax positions	—	(35)	1,990
Expiration of unrecognized tax benefits	—	(12)	—

Gross unrecognized tax benefits at the end of the year	$16,119	$7,309	$6,396

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2015, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect a significant change in unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the United States, Ireland and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, the Company had no interest or penalties accrued for uncertain tax positions.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016. Accounting Standards Update 2015-17 also provides for early adoption for all entities as of the beginning of an annual period. For the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update 2015-17 and will present all its deferred tax assets and liabilities as non-current for the period ended December 31, 2015. The Company has applied the Standard on a prospective basis. Therefore, the classification of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 have not been changed from the original presentation.

13. Litigation

In May 2013, the Company received a shareholder demand alleging that certain option grants to the President and Chief Executive Officer, Michael A. Narachi, the Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and the Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of the Company’s common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of the Company’s fiscal years. The Company refers to this limit as the 162(m) Award Limit. The

Company’s board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to the board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of the board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of the board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of the Company’s board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action the Company refers to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 6, 2013, a plaintiff claiming to be a shareholder of the Company filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and the members of the board of directors, in the Superior Court for the State of California, County of San Diego, captioned Wilkin v. Narachi, et al. On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of the officers and current and former members of the board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. Both of the lawsuits assert claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. Both of the lawsuits seek, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and the Company’s shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion. The Company and the individual defendants filed a motion to dismiss the Wilkin complaint on August 13, 2014. On October 24, 2014, the judge granted the motion to dismiss with leave to amend the complaint. The plaintiff did not file an amended complaint within the court-ordered deadline but filed a motion to stay the action. On January 29, 2015, the judge denied the motion to stay and dismissed the lawsuit with prejudice. On February 6, 2015, the parties filed a stipulation with the court in which plaintiff waived his right to appeal and the parties agreed to a judgment dismissing the lawsuit and on March 4, 2015, a final judgment was entered.

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley

v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. The court has not yet ruled on the Company’s motion. Although management believes that the claims lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

14. Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2015, 2014 and 2013, the Company’s matching contributions to the plan were approximately $277,000, $275,000 and $262,000, respectively.

15. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$4,359	$5,194	$9,974	$4,932
Total operating expenses	19,826	25,922	20,920	17,844
Net loss	(17,233)	(22,504)	(11,141)	(17,809)
Net loss per share-basic and diluted(1)	$(0.14)	$(0.18)	$(0.09)	$(0.12)

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenues	$857	$857	$30,857	$22,950
Total operating expenses	24,011	23,659	17,816	20,565
Net income (loss)	(24,898)	(24,507)	11,273	607
Net income (loss) per share-basic and diluted(1)	$(0.23)	$(0.21)	$0.09	$0.00

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included below.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited Orexigen Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Orexigen Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Orexigen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Orexigen Therapeutics, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 26, 2016

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2015.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December  31, 2015.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2015.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

3.4(18)	Amendment to Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(9)	Form of Warrant to Purchase Common Stock

4.3(15)	Indenture dated as of December 6, 2013, by and between the Registrant and Wilmington Trust, National Association, as trustee

4.4(23)	Form of Warrant to Purchase Common Stock

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(4)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(5)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.5(16)	2013 Employee Stock Purchase Plan

10.6†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.7†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2006 by and between the Registrant and Oregon Health & Science University

10.9(2)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.10(2)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.11(3)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.11(6)	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

10.12(6)	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.13#(7)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan

10.14#(8)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A. Narachi

10.15(10)	Partial Lease Termination Agreement dated February 22, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

Exhibit Number	Description
10.16#(11)	Amended and Restated Independent Director Compensation Policy

10.17(12)	Second Amendment to Lease dated February 15, 2013 by and between the Registrant and Mullrock3 Torrey Pines, LLC

10.18#(13)	Amendment No. 1 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Preston Klassen, M.D.

10.19#(13)	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Michael A. Narachi

10.20#(14)	Amendment to the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan

10.21†(6)	Amendment No. 1 to Manufacturing Services Agreement dated November 1, 2013 by and between the Registrant, Patheon Pharmaceuticals Inc. and Patheon Inc.

10.22#(17)	Form of Acknowledgment Orexigen Therapeutics, Inc. Recoupment Policy

10.23†(19)	Manufacturing Services Agreement dated September 2, 2014, by and between the Registrant and Takeda Pharmaceutical Company Limited

10.24(20)	Amendment No. 2 to Manufacturing Services Agreement dated September 11, 2014 by and between the Registrant, Patheon Pharmaceuticals Inc. and Patheon Inc.

10.25†(21)	Amended and Restated Naltrexone Hydrochloride Supply Agreement, effective as of January 1, 2015, by and between the Registrant and Mallinckrodt LLC

10.26#(22)	Separation and Consulting Agreement, dated June 25, 2015, by and between the Registrant and Heather D. Turner

10.27#†(21)	Consulting Agreement, dated June 26, 2015, by and between the Registrant and Heather D. Turner

10.28†(27)	Amended and Restated Collaboration Agreement, dated as of July 31, 2015, by and between the Registrant and Takeda Pharmaceutical Company Limited

10.29#(25)	Separation and Consulting Agreement, dated as of September 30, 2015, by and between the Registrant and Mark Booth

10.30#†(24)	Consulting Agreement, dated as of October 1, 2015, by and between the Registrant and Mark Booth

10.31(24)	Third Amendment to Lease, dated as of August 17, 2015, by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.32(23)	Securities Purchase Agreement, dated September 10, 2015, by and between the Registrant and Baupost Group Securities, L.L.C. (including the Form of Warrant attached thereto as Exhibit B)

10.33#(26)	Separation and Consulting Agreement, dated December 4, 2015, by and between the Registrant and Joseph P. Hagan

10.34#(26)	Consulting Agreement, dated December 4, 2015, by and between the Registrant and Joseph P. Hagan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(3)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(4)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(5)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(6)	Filed with the Registrant’s Annual Report on Form 10-K/A on January 26, 2015.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.
(8)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.
(9)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2012.
(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 12, 2013.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2013.
(13)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2013.
(14)	Filed with the Registrant’s Current Report on Form 8-K on September 23, 2013.
(15)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.
(16)	Filed with the Registrant’s Registration Statement on Form S-8 on June 6, 2013.
(17)	Filed with the Registrant’s Current Report on Form 8-K on April 25, 2014.
(18)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 10, 2014.
(20)	Filed with the Registrant’s Annual Report on Form 10-K on February 27, 2015.
(21)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2015.
(22)	Filed with the Registrant’s Current Report on Form 8-K on June 26, 2015.
(23)	Filed with the Registrant’s Current Report on Form 8-K on September 10, 2015.
(24)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 9, 2015.
(25)	Filed with the Registrant’s Quarterly Report on Form 8-K on October 5, 2015.
(26)	Filed with the Registrant’s Quarterly Report on Form 8-K on December 4, 2015.
(27)	Filed with the Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q on January 12, 2016.
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

Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. NARACHI Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	February 26, 2016

/s/ STEPHEN A. MOGLIA Stephen A. Moglia	VP, Chief Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ ECKARD WEBER Eckard Weber, M.D.	Chairman of the Board of Directors	February 26, 2016

/s/ LOUIS C. BOCK Louis C. Bock	Director	February 26, 2016

/s/ BRIAN H. DOVEY Brian H. Dovey	Director	February 26, 2016

/s/ DAVID J. ENDICOTT David J. Endicott	Director	February 26, 2016

/s/ PETER K. HONIG Peter K. Honig, M.D.	Director	February 26, 2016

/s/ PATRICK MAHAFFY Patrick Mahaffy	Director	February 26, 2016

/s/ LOTA S. ZOTH Lota S. Zoth	Director	February 26, 2016