Form 10-K/A
period 2015-12-31
Orexigen Therapeutics, Inc.
filed 2016-04-29
CIK 1382911

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

Documents Incorporated by Reference

None.

Explanatory Note

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 26, 2016. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 26, 2016) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

(Amendment No. 1)

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our board of directors is divided into three classes, with one class of our directors standing for election each year, generally for a three-year term. At each annual meeting of the stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for a three-year term.

The following is a brief biography of each member of our board of directors as of April 28, 2016, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.

Directors Continuing in Office Until the 2016 Annual Meeting

Brian H. Dovey, 74, has served as a member of our board of directors since January 2004. Mr. Dovey has been a Partner of Domain Associates, L.L.C., a private venture capital management firm focused on life sciences, since 1988. Prior to joining Domain, Mr. Dovey spent six years at Rorer Group, Inc. (now part of sanofi-aventis), including as president from 1986 to 1988. Previously, Mr. Dovey was president of Survival Technology, Inc., a start-up medical products company. He also held management positions with Howmedica, Inc., Howmet Corporation and New York Telephone Company. Mr. Dovey has served as both president and chairman of the National Venture Capital Association. He is former Chair and currently serves on the Board of Trustees of the Wistar Institute, a non-profit preclinical biomedical research company. Mr. Dovey serves on the board of directors and is also Co-Dean and former Chairman of the Kauffman Fellows Program at the Center for Venture Education and currently serves on the board of directors of REVA Medical, Inc., and Otonomy, Inc., both publicly traded companies. He was also a former board member of the industry associations representing the medical device industry as well as the association representing consumer pharmaceuticals. Mr. Dovey has also served as a member of the board of directors of the following publicly traded companies: Align Technology, Inc., Cardiac Science, Inc. and Neose Technologies, Inc. Mr. Dovey received his B.A. from Colgate University and an M.B.A. from the Harvard Business School.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Mr. Dovey has extensive experience in the life sciences industry through Domain’s venture capital investments. Through his membership on over 35 private and public companies’ boards of directors over the years, he also has developed significant experience in corporate governance and other leadership matters. His past experience as President of Rorer Group and Survival Technology further exemplifies his operational, strategic and corporate leadership experience. His service on the compensation committees of other companies, both public and private, allows him to bring substantial relevant experience to his role as chairman of our compensation committee.

David J. Endicott, 51, has served as a member of our board of directors since November 2012. Mr. Endicott currently serves as the President of Hospira Infusion Systems, a Pfizer company, a medical device company. Prior to this position, Mr. Endicott served as Corporate Vice President and President, Allergan Medical, Asia Pacific and Latin America, a biotechnology company, from April 2011 through July 2013 and served as Corporate Vice President and President, Allergan Medical from August 2010 through April 2011. Prior to that, he served as Corporate Vice President and President, Europe, Africa and Middle East from October 2004 to August 2010 and managed the expansion of Allergan’s business internationally, including Allergan’s entry into new markets such as Russia, Turkey and Poland. Mr. Endicott served as Senior Vice President, U.S. Specialty Pharmaceuticals from January 2004 to October 2004, Vice President and General Manager of Canada from February 2000 to December 2003 and Vice President of U.S. Managed Markets since 1998. Prior to that, Mr. Endicott served various roles at Allergan since joining Allergan in 1986. Mr. Endicott is a member of the Board of Directors of AdvaMed, the leading U.S. medical device association. Mr. Endicott holds an undergraduate degree in Chemistry from Whitman College, an M.B.A. from the University of Southern California and is a graduate of the Advanced Management Program at the Harvard Business School.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Mr. Endicott has broad pharmaceutical leadership, management and operational experience across multiple business and geographic regions. His strong operational and management perspective results from his various leadership positions at Allergan over the past 15 years, and his role in Allergan’s international corporate expansion and commercialization of pharmaceutical drug products, including in the United States, Asia, Latin America and Europe. We believe his global experience will provide significant value as we prepare for the global commercialization of Contrave®.

Lota S. Zoth, CPA, 56, has served as a member of our board of directors since April 2012. Additionally, Ms. Zoth is a member of the boards of directors of the following publicly traded companies: Spark Therapeutics, Inc., NewLink Genetics Corporation (both traded on NASDAQ) and Circassia Pharmaceuticals, plc (London Stock Exchange) and serves and Chair of the board of directors of Aeras, a nonprofit biotech organization. She also previously served as a member of the board of directors of Hyperion Therapeutics, Inc. from 2008-2015. Prior to her board service, Ms. Zoth served as Chief Financial Officer of MedImmune, Inc. from April 2004 to July 2007 and also served as its Controller and Principal Accounting Officer from August 2002 through April 2004. Prior to joining MedImmune in 2002, Ms. Zoth served as Senior Vice President, Corporate Controller at PSINet Inc. and Vice President, Corporate Controller at Sodexho Marriott Services, Inc. Ms. Zoth also held senior management positions at Marriott International and PepsiCo, Inc. Ms. Zoth served as an auditor at Ernst & Young, LLP and is a Certified Public Accountant. Ms. Zoth received a B.B.A. in accounting from Texas Tech University.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Ms. Zoth’s experience as Chief Financial Officer, Controller and Principal Accounting Officer, as well as an auditor at Ernst & Young LLP, provided her valuable and relevant experience as a senior financial executive at life sciences and biotechnology companies dealing with financings, mergers, acquisitions and global expansion and other strategic transactions, and provides her with the qualifications and skills to serve as chairman of our audit committee and our audit committee financial expert.

Directors Continuing in Office Until the 2017 Annual Meeting

Eckard Weber, M.D., 66, is one of our co-founders and has served as a member of our board of directors since our inception in September 2002, and as the chairman of our board of directors from March 2004 to April 2016. From November 2008 to March 2009, Dr. Weber served as our interim President and Chief Executive Officer. Dr. Weber is also a Partner at Domain Associates, L.L.C., a private venture capital management firm focused on life sciences, a position he has held since 2001. He is chairman of the board at Ocera Therapeutics Inc., a publicly traded biopharmaceutical company, and Tragara Pharmaceuticals, Inc., a privately held pharmaceutical company. Dr. Weber is an observer on the board of directors of Syndax Pharmaceuticals, Inc., a publicly traded biopharmaceutical company and a member of the board of directors of Tobira Therapeutics, Inc., a publicly traded biopharmaceutical company, and Adynxx, Inc. and AlyRx, Inc., both privately held companies. Dr. Weber was chairman of Peninsula Pharmaceuticals, Inc. until the company was sold to Johnson & Johnson in 2005, chairman of Cerexa Inc. until the company was sold to Forest Laboratories, Inc. in January 2007, chairman of NovaCardia, Inc. until the company was sold to Merck in September of 2007, chairman of Calixa Therapeutics until the company was sold to Cubist Pharmaceuticals in December 2009 and a board member of Conforma Therapeutics Corporation and Cabrellis Pharmaceuticals Corporation until they were sold to Biogen-IDEC, Inc. and Pharmion Corporation, respectively. In the past five years, Dr. Weber has also served as a member of the board of directors of RightCare Solutions, Inc., Atara Biotherapeutics, Inc. and Ascenta Therapeutics, Inc. Dr. Weber received his German college degree (“Abitur”) from Kolping Kolleg in Germany and an M.D. from the University of Ulm Medical School in Germany.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Dr. Weber has extensive operational, strategic and corporate leadership experience and has been a founding chief executive officer and board member of numerous biopharmaceutical companies. Dr. Weber also has over 20 years of drug discovery and development experience and has been a consultant to biotechnology and pharmaceutical companies. Until 1995, he was a tenured Professor of Pharmacology at the University of California, Irvine. Dr. Weber is the inventor or co-inventor of over 40 patents and patent applications, and has published over 130 papers in scientific periodicals.

Patrick J. Mahaffy, 53, has served as a member of our board of directors since February 2009 and the chairman of our board of directors since April 2016. Mr. Mahaffy is a founder of Clovis Oncology, Inc., a pharmaceutical development company, and has served as President and Chief Executive Officer and a member of its board of directors since its inception. Previously, Mr. Mahaffy served in the same role at Pharmion Corporation, which he founded in 2000 and was sold to Celgene Corporation in 2008. From 1992 through 1998, Mr. Mahaffy was President and Chief Executive Officer of NeXagen, Inc. and its successor, NeXstar Pharmaceuticals, Inc., a biopharmaceutical company. Prior to that, Mr. Mahaffy was a Vice President at E.M. Warburg Pincus and Co. Mr. Mahaffy also serves on the board of directors of Flexion Therapeutics, Inc. He is also a trustee of Lewis and Clark College and Boulder Community Hospital. Mr. Mahaffy has a B.A. in international affairs from Lewis and Clark College and an M.A. in international affairs from Columbia University.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Mr. Mahaffy has extensive operational, management and leadership experience in the biotechnology industry. Over the past 17 years, he co-founded, built and sold two companies, including the $2.9 billion sale of Pharmion in 2008 to Celgene Corporation. Through this past experience, Mr. Mahaffy has developed a strong background in drug development, including experience with the U.S. Food and Drug Administration’s (“FDA’s”), and the European Medicines Agency’s approval process and the post-approval commercialization process in the United States and Europe. He has recently started his third oncology focused company, Clovis Oncology.

Michael A. Narachi, 56, has served as our President and Chief Executive Officer and a member of our board of directors since March 2009. Previously, Mr. Narachi served as Chairman, Chief Executive Officer and President of Ren Pharmaceuticals, Inc., a private biotechnology company, from November 2006 to March 2009. From August 2002 to January 2008, Mr. Narachi served as chairman of the board of directors of Naryx Pharma, Inc., a private pharmaceutical company. In 2004, Mr. Narachi retired as an officer and Vice President of Amgen Inc., a leading therapeutics company, where he served as General Manager of Amgen’s Anemia Business from 1999 to 2003. Mr. Narachi joined Amgen in 1984 and held various positions throughout the organization including: Product Development Team Leader for NEUPOGEN®; Director of Clinical Operations in Thousand Oaks, CA and Cambridge, UK; Vice President of Development and Representative Director for Amgen Japan; Head of Corporate Strategic Planning; Chief Operations Officer of Amgen BioPharma; and Vice President, Licensing and Business Development. He currently serves as a member of the board of directors of Ultragenyx Pharamceutical Inc., a publicly traded biopharmaceutical company, and previously served as the chairman of the board of directors of Celladon Corporation, a publicly traded biotechnology company, from 2013 until 2016, and as a member of the board of directors of Amag Pharmaceuticals, Inc. from 2006 until 2014. Mr. Narachi received a B.S. in Biology and an M.A. degree in Biology and Genetics from the University of California at Davis. He received an M.B.A. from the Anderson Graduate School of Management at University of California, Los Angeles.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Mr. Narachi brings to our board of directors valuable business, leadership and management experience, and knowledge of our company and the biotechnology industry. Mr. Narachi’s services as our President and Chief Executive Officer provide a critical link between management and the board of directors and ensures that the board takes into consideration management’s perspectives on the business. This critical link also helps the board to perform its oversight function.

Directors Continuing in Office Until the 2018 Annual Meeting

Louis C. Bock, 51, has served as a member of our board of directors since April 2005. Through June 2014, Mr. Bock was a Partner of Scale Venture Partners, a venture capital firm, and served as a Managing Director until 2012. Mr. Bock joined Scale Venture Partners in September 1997 from Gilead Sciences, Inc., a biopharmaceutical company where he worked from September 1989 to September 1997. Prior to Gilead, he was a research associate at Genentech, Inc. from November 1987 to September 1989. He currently serves as a director of Zogenix, Inc., a publicly traded company, for which he also serves as a member of the audit and nominating and corporate governance committees and Heat Biologics, Inc., a publicly traded biopharmaceutical company. In the past five years, Mr. Bock has also served as a member of the boards of directors of diaDexus Inc. and Horizon Pharma, Inc. Mr. Bock received his B.S. in Biology from California State University, Chico and an M.B.A. from California State University, San Francisco.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Mr. Bock has extensive clinical and leadership experience in the biotechnology and biopharmaceuticals industries, including experience in research, project management, business development and sales from his time at Gilead. His strong corporate governance experience stems from his membership on other companies’ boards of directors, including positions on other audit and nominating/corporate governance committees.

Peter K. Honig, M.D., M.P.H., 59, has served as a member of our board of directors since February 2010. Dr. Honig currently serves as Senior Vice President of Worldwide Regulatory Affairs at Pfizer, Inc., a global pharmaceutical company. Prior to this position, from July 2010 to May 2014, Dr. Honig served as Head of Global Regulatory Affairs and Patent Safety at Astra Zeneca, LLP, a pharmaceutical company, and from January 2003 through December 2009, Dr. Honig served as Senior Vice President, Worldwide Regulatory Affairs and Product Safety at Merck & Co, a pharmaceutical company. From March 2002 to January 2003, Dr. Honig was Merck’s Vice President, Worldwide Product Safety and Quality Assurance. Prior to Merck, from 1993 to 2002, Dr. Honig held various positions at the FDA including Director of the Office of Drug Safety in the FDA’s Center for Drug Evaluation and Research. Dr. Honig previously served on the board of directors of Celladon Corporation from 2014 to 2016. Dr. Honig received his B.A. in History from Columbia College of Columbia University, his M.D. from Columbia College of Physicians & Surgeons and his M.P.H from Columbia University School of Public Health.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Dr. Honig has over 17 years of experience in the drug industry, including nine years at the FDA, specifically in research and development, regulatory affairs and product safety. He has served in various leadership roles in the American Society of Clinical Pharmacology and Therapeutics, including President, Vice President and member of the board of directors. He is also the current PhRMA representative to the International Conference on Harmonization Steering Committee.

Board Leadership Structure

Our board of directors is currently led by its chairman, Mr. Patrick Mahaffy. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the company continues to grow. We separate the roles of chief executive officer and chairman of the board in recognition of the differences between the two roles. The chief executive officer is responsible for setting the strategic direction for the company and the day-to-day leadership and performance of the company, while the chairman of the board of directors provides guidance to the chief executive officer and presides over meetings of the full board of directors. We believe that this separation of responsibilities provides a balanced approach to managing the board of directors and overseeing the company.

The Board’s Role in Risk Oversight

The responsibility for day-to-day risk management lies with our management; however, our board of directors is responsible for risk oversight as part of its fiduciary duty of care to effectively monitor our business operations. Our board of directors works closely with management both formally during meetings of our board of directors and informally through one-on-one communications with our chief executive officer and other members of management to identify and understand the risks facing our company, including those risks associated with our strategic plans, our capital structure, and our development activities, and the steps management is taking to manage these risks, including our compliance program. The audit committee, pursuant to its charter, is specifically responsible for discussing with management our policies with respect to risk assessment and risk management, and our significant risk exposures and the actions management has taken or will take to limit, monitor or control such exposures.

Board of Directors Meetings

During the fiscal year 2015, our board of directors met seven times, including telephonic meetings, and acted by unanimous written consent two times. In that year, all incumbent directors attended at least 75% of the aggregate number of meetings of the board and the committees on which they served during the periods in which they served.

Committees of the Board of Directors

We have three standing committees: the audit committee, the compensation committee and the nominating/corporate governance committee. Each of these committees has a written charter approved by our board of directors. A copy of each charter can be found under the Investors-Corporate Governance section of our website at www.orexigen.com. The current members of the committees are identified in the following table.

Director	Audit Committee	Compensation Committee	Nominating/ Corporate Governance Committee

Eckard Weber, M.D.	—	—	—

Louis C. Bock	X	—	X

Brian H. Dovey	—	X (Chairman)	—

David J. Endicott	X	—	X

Peter K. Honig, M.D., M.P.H.	—	—	—

Patrick J. Mahaffy	—	X	X (Chairman)

Michael A. Narachi	—	—	—

Lota S. Zoth	X (Chairman)	X	—

Audit Committee

The audit committee of our board of directors currently consists of Ms. Zoth (Chairman) and Messrs. Bock and Endicott. During 2015, the audit committee of our board of directors consisted of Ms. Zoth (Chairman), Mr. Bock and Dr. Dixon. Dr. Dixon resigned from the board of directors and the audit committee in January 2016. The audit committee met seven times (including telephonic meetings) during fiscal year 2015. Our board of directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our board of directors has determined that Ms. Zoth qualifies as an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the SEC. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The audit committee’s responsibilities include, among other things:

•	selecting and hiring our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;

•	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations;

•	reviewing and approving the report that the SEC requires in our annual proxy statement;

•	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics;

•	discussing with management our policies with respect to risk assessment and risk management; and

•	discussing with management our significant risk exposure and the actions management has taken to limit, monitor or control such exposures.

Both our external auditor and internal financial personnel meet privately with the audit committee and have unrestricted access to this committee.

Report of the Audit Committee of the Board of Directors

The audit committee oversees the company’s financial reporting process on behalf of our board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements in the company’s annual report with management, including a discussion of any significant changes in the selection or application of accounting principles, the reasonableness of significant judgments, the clarity of disclosures in the financial statements and the effect of any new accounting initiatives.

The audit committee reviewed with Ernst & Young LLP, which is responsible for expressing an opinion on the conformity of the company’s audited financial statements with U.S. generally accepted accounting principles, its judgments as to the quality, not just the acceptability, of the company’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards, including the Statement on Auditing Standard No. 16 (Communications with Audit Committees), as amended, as adopted by the Public Company Accounting Oversight Board (United States) in Rule 3200T. Ernst & Young LLP is also responsible for expressing an opinion on the effectiveness of internal control over financial reporting. In addition, the audit committee has discussed with Ernst & Young LLP, its independence from management and the company, has received from Ernst & Young LLP the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding Ernst & Young LLP’s communications with the audit committee concerning independence, and has considered the compatibility of non-audit services with the auditors’ independence.

The audit committee met with Ernst & Young LLP to discuss the overall scope of its services, the results of its audit and reviews, its evaluation of the company’s internal controls and the overall quality of the company’s financial reporting. Ernst & Young LLP, as the company’s independent registered public accounting firm, also periodically updates the audit committee about new accounting developments and their potential impact on the company’s reporting. The audit committee’s meetings with Ernst & Young LLP were held with and without management present. The audit committee is not employed by the company, nor does it provide any expert assurance or professional certification regarding the company’s financial statements. The audit committee relies, without independent verification, on the accuracy and integrity of the information provided, and representations made, by management and the company’s independent registered public accounting firm.

In reliance on the reviews and discussions referred to above, the audit committee has recommended to the company’s board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2015. The audit committee and the company’s board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for the year ending December 31, 2016.

This report of the audit committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the audit committee.

Respectfully submitted,

The Audit Committee of the Board of Directors
Lota S. Zoth (Chairman)
Louis C. Bock
David J. Endicott

Compensation Committee

The compensation committee of our board of directors currently consists of Messrs. Dovey (Chairman) and Mahaffy and Ms. Zoth. During 2015, the compensation committee of our board of directors consisted of Messrs. Dovey (Chairman) and Mahaffy and Dr. Dixon. Dr. Dixon resigned from the board of directors and the compensation committee in January 2016. The compensation committee met eight times (including telephonic meetings) during fiscal year 2015. Our board of directors has determined that all members of the compensation committee are independent directors, as defined in the Nasdaq qualification standards. The compensation committee is governed by a written charter approved by our board of directors. The compensation committee’s purpose is to assist our board of directors in determining the compensation and benefit plans for our senior management and directors and recommend these plans to our board of directors. The compensation committee’s responsibilities include, among other things:

•	reviewing and approving compensation and benefit plans for our executive officers and recommending compensation policies for members of our board of directors and board committees;

•	providing guidance to our board of directors regarding setting performance goals for our officers and reviewing their performance against these goals;

•	administering our benefit plans, including our employee stock purchase plan, and the issuance of stock options and other awards under our equity incentive plans; and

•	reviewing and approving the report that the SEC requires in our annual proxy statement.

In 2009, the compensation committee created the stock award subcommittee and delegated to Mr. Dovey, its sole member, its authority to grant equity awards under our equity incentive plans to non-executive employees under our equity incentive plans. The stock award subcommittee met five times during fiscal year 2015.

Each year, the compensation committee also reviews with management its Compensation Discussion and Analysis and considers whether to recommend that it be included in proxy statements and other filings.

Compensation Committee Processes and Procedures

The compensation committee meets at least two times per year, and more frequently as the committee deems necessary or desirable. The agenda for each meeting is usually developed by our senior management, including our chief executive officer and our general counsel, in consultation with the chair of the compensation committee. The compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial, legal or other background information or advice or to otherwise participate in compensation committee meetings. The chief executive officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives. The charter of the compensation committee grants the compensation committee authority to retain and/or replace, at the expense of the company, any independent counsel, compensation and benefits consultants and other outside experts or advisors as the committee believes to be necessary or appropriate. The committee may also utilize the services of our regular legal counsel or other advisors. In particular, the compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation.

During the past fiscal year, the compensation committee re-engaged Compensia, Inc. (“Compensia”) as compensation consultants. The compensation committee requested that Compensia undertake another market compensation comparison analysis to ensure that our market comparison group accurately reflected our current stage of development as a company. Our compensation committee took Compensia’s analysis and recommendations into consideration in evaluating salary, bonus and equity compensation decisions for our executives during fiscal year 2015. In October 2015, the compensation committee engaged Frederick W. Cook & Co., Inc. (“FW Cook”) as compensation consultant to undertake a market comparison analysis to assist with evaluating salary, bonus and equity compensation decisions for our executives during fiscal year 2016.

The specific determinations of the compensation committee with respect to executive compensation for fiscal year 2015 are described in greater detail in the Compensation Discussion and Analysis section of this proxy statement.

Nominating/Corporate Governance Committee

The nominating/corporate governance committee of our board of directors currently consists of Messrs. Mahaffy (Chairman), Bock and Endicott and these directors comprised the nominating/corporate governance committee in 2015 as well. The nominating/corporate governance committee met two times (including telephonic meetings) during fiscal year 2015. Our board of directors has determined that all members of the nominating/corporate governance committee are independent directors, as defined in the Nasdaq qualification standards. The nominating/corporate governance committee is governed by a written charter approved by our board of directors. The nominating/corporate governance committee’s purpose is to assist our board by identifying individuals qualified to become members of our board of directors, consistent with criteria set by our board, and to develop our corporate governance principles. The nominating/corporate governance committee’s responsibilities include, among other things:

•	evaluating the composition, size and governance of our board of directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	developing a policy for considering stockholder nominees for election to our board of directors;

•	evaluating and recommending candidates for election to our board of directors;

•	overseeing our board of directors’ performance and self-evaluation process; and

•	reviewing our corporate governance principles and providing recommendations to the board regarding possible changes.

Other Committees

In addition to the audit, compensation and nominating/corporate governance committees described above, we have also established other committees from time to time. For example, in March 2010, we established a research and development strategy committee whose purpose is to monitor, assist and otherwise provide input to our management with respect to our strategy involving research and development matters. The research and development strategy committee currently consists of Dr. Honig as the sole member.

Director Nomination Process

Director Qualifications

In evaluating director nominees, the nominating/corporate governance committee will consider, among other things, the following factors:

•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an executive officer or former executive officer of a publicly held company;

•	commercialization experience in large pharmaceutical companies;

•	strong finance experience;

•	experience as a board member of another publicly held company;

•	experience relevant to our industry;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience; and

•	practical and mature business judgment.

The nominating/corporate governance committee’s goal is to assemble a board of directors that brings to the company a variety of perspectives and skills derived from high quality business and professional experience. Moreover, the nominating/corporate governance committee believes that the background and qualifications of the board of directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the board of directors to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Other than the foregoing criteria for director nominees, the nominating/corporate governance committee has not adopted a formal policy with respect to a fixed set of specific minimum qualifications for its candidates for membership on the board of directors. The nominating/corporate governance committee may consider such other facts, including, without limitation, diversity, as it may deem are in the best interests of the company and its stockholders. The nominating/corporate governance committee does, however, believe it is appropriate for at least one, and, preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors be independent as required under the Nasdaq qualification standards. The nominating/corporate governance committee also believes it is appropriate for our president and chief executive officer to serve as a member of our board of directors. Our directors’ performance and qualification criteria are reviewed annually by the nominating/corporate governance committee.

Identification and Evaluation of Nominees for Directors

The nominating/corporate governance committee identifies nominees for director by first evaluating the current members of our board of directors willing to continue in service. Current members with qualifications and skills that are consistent with the nominating/corporate governance committee’s criteria for board of director service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective or expertise.

If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, the nominating/corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. The nominating/corporate governance committee generally polls our board of directors and members of management for their recommendations. The nominating/corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The nominating/corporate governance committee reviews the qualifications, experience and background of the candidates. Final candidates are interviewed by the members of the nominating/corporate governance committee and by certain of our other independent directors and executive management. In making its determinations, the nominating/corporate governance committee evaluates each individual in the context of our board of directors as a whole, with the objective of assembling a group that can best contribute to the success of our company and represent stockholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the nominating/corporate governance committee makes its recommendation to our board of directors. The nominating/corporate governance committee has utilized third-party search firms to identify board of director candidates in situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

The nominating/corporate governance committee evaluates nominees recommended by stockholders in the same manner as it evaluates other nominees. We have not received director candidate recommendations from our stockholders and do not have a formal policy regarding consideration of such recommendations. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by board members, management or other parties are evaluated. We do not intend to treat stockholder recommendations in any manner different from other recommendations.

There have been no material changes to the procedures by which stockholders may recommend nominees to our nominating/corporate governance committee.

Director Attendance at Annual Meetings

Although our company does not have a formal policy regarding attendance by members of our board of directors at our annual meeting, we encourage all of our directors to attend. All but one of the members of our board of directors attended our annual meeting of stockholders in 2015. Our 2016 annual meeting of stockholders will be held on Friday, July 8, 2016.

Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors should submit their written comments to our corporate secretary, Orexigen Therapeutics, Inc., 3344 N. Torrey Pines Court, Suite 200, La Jolla, California 92037. The corporate secretary will forward such communications to each member of our board of directors; provided that, if in the opinion of our corporate secretary it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

Corporate Governance

Our company’s Code of Business Conduct and Ethics, as amended, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter are available, free of charge, on our website at www.orexigen.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this annual report on Form 10-K. We will also provide copies of these documents as well as our company’s other corporate governance documents, free of charge, to any stockholder upon written request to Orexigen Therapeutics, Inc., 3344 N. Torrey Pines Court, Suite 200, La Jolla, California 92037.

Our Executive Officers

The following table sets forth certain information about our executive officers as of March 31, 2016:

Name	Age	Position
Executive Officers:
Michael A. Narachi	56	President, Chief Executive Officer and Director
Heather Ace	46	Executive Vice President, Global Human Resources
Thomas Cannell, D.V.M.	54	Executive Vice President, Chief Commercial Officer
Preston Klassen, M.D., M.H.S.	47	Executive Vice President, Global Development
Thomas Lynch.	49	Executive Vice President, General Counsel and Secretary

The biography of Michael A. Narachi can be found under “Our Board of Directors”.

Heather Ace has served as our Executive Vice President, Global Human Resources since January 2016. Prior to joining Orexigen, in 2015 she served as Integration Leader at Philips HealthTech, a medical device company, following its acquisition of Volcano Corporation. Prior to that role, Ms. Ace served as the Executive Vice President, Global Human Resources at Volcano Corporation, a medical device company, from 2012 through 2015. From 2004 through 2012, Ms. Ace served in various position of responsibility at Life Technologies, a biotechnology company, serving key business units, functions, the Europe, Middle East and Africa regions and numerous M&A transactions. She earned her bachelor’s degree in Law & Society from the University of California, Santa Barbara, and a juris doctorate degree from Santa Clara School of Law, cum laude.

Thomas Cannell, D.V.M. has served as our Executive Vice President, Chief Commercial Officer since March 2015. Prior to joining Orexigen, Dr. Cannell spent 27 years at Merck & Co, Inc., a healthcare company, in sales and marketing and as a general manager. While at Merck, he most recently served as Head of Global Human Health Operating Model Team and other recent assignments included President of Merck Canada and Head of Marketing and Strategy for MSD Japan. Prior to these positions, he served in general manager roles for a U.S. sales division and as leader of a Merck business unit, managing a multi-billion dollar product portfolio and thousands of employees. Dr. Cannell received both a B.S. and D.V.M. degree from Washington State University. He has also served in the U.S. Army Reserves (currently inactive) since 1987.

Preston Klassen, M.D., M.H.S has served as our Executive Vice President, Global Development since February 2015 and our Senior Vice President Product Development since November 2009. Prior to joining Orexigen, from June 2002 to November 2009, Dr. Klassen worked at Amgen, most recently serving as the Therapeutic Area Head for Nephrology and Executive Medical Director, where he led global development efforts for the company’s renal franchise. While at Amgen, Dr. Klassen oversaw Phase 2-4 clinical activity for products addressing renal, diabetes and other metabolic diseases. Dr. Klassen’s experience includes global regulatory filings, including NDA and sNDA submissions, development and execution of several large cardiovascular outcomes trials, and oversight of clinical commercialization activities for multiple marketed products, including EPOGEN®, Aranesp®, and Sensipar®. Dr. Klassen played a lead role in regulatory interactions related to the benefit/risk profile of erythropoietin stimulating agents for renal indications, including presenting at a 2007 joint meeting of the FDA Cardiovascular and Renal Drugs and the Drug Safety and Risk Management Advisory Committees. Prior to joining Amgen, from July 1997 to June 2002, Dr. Klassen was a faculty member in the Division of Nephrology at Duke University Medical Center in North Carolina. Dr. Klassen currently serves as a member of the board of directors of Conatus Pharmaceuticals, Inc., a publicly traded company. Dr. Klassen received his M.D. from the University of Nebraska College of Medicine and completed his residency in Internal Medicine, fellowship in Nephrology, and M.H.S. degree at Duke University.

Thomas Lynch has been our Executive Vice President, General Counsel and Secretary since December 2015. Mr. Lynch has more than a decade of experience in the life sciences industry as well as six years of general corporate practice and is responsible for our global legal affairs and compliance operations. Mr. Lynch served as senior legal counsel in two divisions of Novartis from 2012 through November 2015, leading global legal and compliance support for Novartis Pharma’s neuroscience franchise and advising on business development and alliance management with partners in Europe, Japan and the U.S. Prior to his roles at Novartis, Mr. Lynch served in various legal roles at Boston Scientific, a biotechnology company, from 2002 to 2012. Mr. Lynch was an attorney at Dorsey & Whitney LLP in their corporate section from1996 to 2002. Mr. Lynch holds a juris doctorate degree from Boston College Law School, a master’s degree in teaching from the University of St. Thomas, and a bachelor’s degree in history from Stanford University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2015, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except that Stephen Moglia filed a Form 3 in February 2016 related to becoming a Section 16 reporting person December 2015.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation arrangements for the fiscal year ended December 31, 2015 for:

•	Michael A. Narachi, our President and Chief Executive Officer (“CEO”);

•	Joseph P. Hagan, our former Chief Business and Financial Officer (resigned in December 2015);

•	Thomas Cannell, D.V.M. our Executive Vice President, Chief Commercial Officer;

•	Preston Klassen, M.D., M.H.S., our Executive Vice President, Global Development;

•	Thomas Lynch, our Executive Vice President, General Counsel and Secretary; and

•	Heather Turner, our former Senior Vice President, General Counsel and Secretary (resigned in June 2015).

We refer to these executive officers collectively in this Compensation Discussion and Analysis and the related compensation tables as the “named executive officers”.

We also provide an overview of our executive compensation program, a description of the overall objectives of the program and an analysis of each component of compensation that we provide to our named executive officers. In addition, we explain how and why the compensation committee of our board of directors (referred to as the compensation committee) arrived at the specific compensation policies and decisions involving the named executive officers during and for 2015.

Overview

We are a biopharmaceutical company focused on the development and commercialization of pharmaceutical product candidates for the treatment of obesity. The biopharmaceutical industry is volatile, rapidly changing, competitive and heavily regulated. Our research and development timelines are long and the development of new drugs is an endeavor that is difficult to measure on an annual basis. Measurement is often done through milestones, such as regulatory approval, instead of timing. As such, our compensation program consists cash and equity-based compensation and is intended to attract, retain, motivate and reward our executives for annual achievements that leads towards the ultimate goals of bringing new medicines to market and building long-term value for stockholders.

Executive Compensation Program

We believe our compensation committee oversees a clear and simple executive compensation program. As discussed in more detail below, in making executive compensation decisions, the compensation committee seeks to align each executive’s compensation with our short-term and long-term performance and to provide the compensation and incentives needed to attract, retain, motivate and reward our executives. To achieve these goals, our compensation program consists of both short-term and long-term components, including cash and equity-based compensation, and is intended to reward consistent performance that meets or exceeds established performance goals and objectives.

Corporate Governance Practices

In addition to tying executive compensation to corporate and individual performance, the compensation committee continues to undertake to maintain best practices in designing and implementing our executive compensation program. These practices include the following:

•	prohibiting our executives and directors from hedging, or engaging in any derivatives trading with respect to, our common stock;

•	not providing for tax “gross-ups” for compensation paid to executives, including for perquisites and change-in-control payments;

•	engaging an independent compensation consultant;

•	utilizing a group of peer companies, as discussed in more detail below, to assist our compensation committee in determining compensation for our named executive officers;

•	maintaining a compensation recoupment policy that requires certain of our executives to repay or return cash bonuses and other cash incentive compensation in certain circumstances (see Recoupment Policy below); and

•	maintaining stock ownership guidelines that require certain of our executive officers and our non-employee directors to acquire and maintain ownership of shares of our common stock equal to a specified multiple of his or her base salary or annual retainer, as applicable (see Stock Ownership Guidelines below).

Say-on-Pay Vote

Our most recent “say-on-pay” vote took place at our 2014 annual meeting of stockholders, which was supported by less than 50% of our stockholders. In response to the vote result and concerns highlighted in reports by shareholder advisory groups on our compensation program, the compensation committee began a process of stockholder outreach. Accordingly, our Vice President, Corporate Communications and Business Development spoke with five stockholders that represent approximately a quarter of our outstanding shares as of our 2015 record date.

In response to the vote and feedback we received through our stockholder outreach, the committee made several changes to our executive compensation program:

•	Reduced CEO compensation following the 2014 say-on-pay vote by reducing his 2014, paid in 2015, and by reducing the grant date value of his 2015 equity awards, which was the first award provided after the vote.

• CEO Annual Bonus and Stock Option Grants
	Incentive Pay Decisions:
	Before 2014 Say-On-Pay Vote		After 2014 Say-On-Pay Vote		% Change
Annual Bonus	$515,625		$432,422		-16%
Stock Options (no.)	673,500	*	635,150	**	-6%
Option Grant Value	$3,417,406		$2,529,230		-26%

*	stock option grant was made in February 2014 in recognition of Mr. Narachi’s 2013 performance
**	stock option grant was made in February 2015 in recognition of Mr. Narachi’s 2014 performance

•	In 2015 we adopted stock ownership guidelines for certain of our executive officers and non-employee directors; and

•	Changed our compensation philosophy to no longer target the 75th percentile for executive compensation. Instead, we do not engage in any competitive positioning with respect to executive pay decisions, but rather use our peer group and other market data overall to help guide the committee’s decisions. In time, we expect compensation to approximate the median of our peer group.

In addition, the compensation committee is continually monitoring pay for performance compensation practices and has adopted such practices when they are deemed relevant to our stage of development, aligned with our compensation philosophy, and supportive of the business strategy. We will continue to incorporate stockholder feedback into our compensation design as deemed appropriate and in support of our business strategy.

Objectives and Philosophy of Executive Compensation

The compensation committee, composed entirely of independent directors, administers our executive compensation program. The role of the compensation committee is to oversee our compensation and benefit plans and policies, administer stock plans and review and approve annually all compensation decisions relating to named executive officers. Our compensation programs are designed to:

•	provide competitive total compensation opportunities that help attract, retain, motivate and reward our executives;

•	establish a direct and meaningful link between our business and financial results, individual and team performance and compensation; and

•	enhance the executives’ incentive to increase our stock price and maximize stockholder value, as well as reward superior performance, by providing a portion of total compensation opportunities for senior management in the form of direct ownership in our company through stock options.

To achieve these objectives, the compensation committee has implemented compensation plans that tie a substantial portion of the executives’ overall compensation to the company’s performance. As further described below, the compensation committee evaluates individual executive performance with the goal of setting compensation at levels the committee believes are comparable with executives in other companies in a similar stage of development and relatively similar size, operating in the biotechnology industry, taking into account our relative performance and our own strategic goals. In setting compensation, our compensation committee is careful to design compensation policies and programs that are not reasonably likely to have a material adverse effect on the company. In order to ensure that we continue to remunerate our executives appropriately, our compensation committee has retained a compensation consultant to review our policies and procedures with respect to executive compensation.

Compensation Determination Process

The compensation committee develops, reviews and approves each of the elements of the executive compensation program and regularly assesses the effectiveness and competitiveness of the program.

Each year, the compensation committee reviews the performance of each of our named executive officers during the past year. In doing so, the compensation committee adjusts, as appropriate, annual base salaries for our named executive officers, determines their incentive bonuses relating to prior year performance, approves the incentive bonus program for the current year, and grants annual equity awards. Our senior executives aid the compensation committee by providing annual recommendations regarding the compensation of our named executive officers The compensation committee considers, but is not bound to accept, management’s recommendations with respect to named executive officer compensation.

Our senior executives attend the compensation committee meetings, but the compensation committee also holds executive sessions not attended by any members of management or non-independent directors as needed from time to time. No executive officer is present during voting or deliberations on his or her own compensation. The compensation committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees, other than those responsibilities that may not be delegated under applicable law.

Compensation Consultant

In October 2014, the compensation committee engaged the services of Compensia to assist it in designing and evaluating our executive compensation programs for 2015.

The compensation committee has considered whether the work of Compensia as a compensation consultant has raised any conflict of interest. The compensation committee has concluded that the work of Compensia and the individual compensation advisors employed by Compensia as compensation consultants to us has not created any conflict of interest.

Consistent with past years, for 2015 Compensia undertook a market compensation analysis for the compensation committee

Our compensation committee took Compensia’s analysis and recommendations into consideration in determining 2015 named executive officer compensation. The information used by included:

•	Radford Global Life Sciences Survey — A global survey of executive compensation levels and practices that covers approximately 123 biotechnology, pharmaceutical and life sciences companies with between 50 and 150 employees.

•	Select Public Company Market Comparison Group — 16 biotechnology or pharmaceutical companies matched based on:

•	industry,

•	future growth prospects (companies with products in Phase 3 development, pre-New Drug Application or New Drug Application to commercialization, or marketed products were primarily targeted),

•	organizational size and structure (market capitalization of between $200 million and $2 billion, and fewer than 300 employees) and

•	location (headquartered primarily in California but also Massachusetts).

The peer companies selected were:

•	Aegerion Pharmaceuticals, Inc.,

•	Anacor Pharmaceuticals,

•	Arena Pharmaceuticals,

•	ArQule, Corcept Therapeutics,

•	Curis,

•	Dynavax Technologies,

•	Halozyme Therapeutics,

•	Ironwood Pharmaceuticals,

•	Neurocrine Biosciences, Inc.,

•	Raptor Pharmaceutical,

•	Sunesis Pharmaceuticals,

•	Synageva BioPharma,

•	Threshold Pharmaceuticals,

•	Vivus and

•	XenoPort.

In October 2015, the compensation committee engaged the services of FW Cook to assist it in designing and evaluating our executive compensation programs in 2016. The compensation committee has considered whether the work of FW Cook as a compensation consultant has raised any conflict of interest. The compensation committee has concluded that the work of FW Cook and the individual compensation advisors employed by FW Cook as compensation consultants to us has not created any conflict of interest.

Use of Comparative Data by Compensation Committee

The selected companies in the public company market comparison group are companies that fall within a reasonable range of comparison factors and/or that we may compete with for executive talent. The public company market comparison group, or peer group, was not selected on the basis of executive compensation levels. The public company market comparison group compensation data are limited to publicly available information and therefore do not provide precise comparisons by position, which may be offered by more comprehensive survey data. In addition, the pool of senior executive talent from which the company draws and against which it compares itself extends beyond the limited community of our immediate public company comparison group and includes a wide range of other organizations in the biotechnology and pharmaceutical sector outside of the company’s traditional competitors, which range is also represented by such surveys. As a result, the compensation committee uses the peer group data on a limited basis continues to utilize industry survey data in determining actual executive compensation. For purposes of this Compensation Discussion and Analysis, we refer to the foregoing survey and more specific peer group data collectively as our market comparison group.

Although the compensation committee considered information from the market comparison group in making its compensation decisions for our named executive officers, the compensation committee does not believe that it is appropriate to establish compensation levels solely by reference to market data. Our compensation committee relies upon the judgment of its members in making compensation decisions, and as part of this process reviews our performance and a named executive officer’s performance during the year against established goals, if any, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance stockholder value. Although competitive market compensation is a key factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine named executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

Elements of Executive Compensation

Compensation for our named executive officers consists of base salary, annual bonus, equity-based incentive awards (typically in the form of stock options), benefits programs and change in control/severance agreements. The compensation committee allocates total compensation between cash and equity compensation based on a number of objective and subjective factors, including competitive practices among the market comparison group, the role and responsibilities of the individual executive and the nature of the incentives to be created. We do not target compensation against any particular percentile of pay as compared to our market comparison group; however, our objective is that direct compensation approximate the market median, although may vary from time to time given individual and unique circumstances.

2015 Compensation Decisions for our Named Executive Officers

Base Salary. In general, base salaries for our named executive officers are initially established through arms’ length negotiation at the time the executive is hired and reflected in an employment agreement.

Named executive officer base salaries are reviewed annually and adjustments are based on the current economic environment, scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance, as well as with reference to internal pay comparisons and our market comparison group. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility.

In February 2015, the compensation committee set annual base salaries for our named executive officers to be in effect commencing January 1, 2015 through the next annual review. Based on its analysis in February 2015, Compensia reported to the compensation committee that the base compensation levels of all our named executive officers provided during 2014 were above the 50th percentile of our market comparison group. As a result, the compensation committee determined to make only cost-of-living adjustments to the base salaries for certain of the named executive officers for 2015.

The actual base salaries paid to all of our named executive officers are set forth in the “Summary Compensation Table” below.

Annual Cash Bonuses. Our named executive officers are eligible to earn an annual cash bonus, contingent upon the company’s performance, as well as upon the executive’s individual performance. The compensation committee believes that the annual performance bonus provides incentives necessary to retain our named executive officers and motivate and reward them for achieving short-term company objectives.

For 2015, the target bonus level for each of our named executive officers was 50% of base salary (75% with respect to our CEO).

The 2015 bonus plan was comprised of corporate and individual goals (other than our CEO whose bonus was based solely on corporate goals). The named executive officer individual goals were primarily directly related to and furthered the progress of the corporate goals relative to their role in the organization. For Mr. Narachi, the corporate goals comprised 100% of his targeted total annual bonus amount. For the other named executive officers, the corporate goals were given a weight of 60% and individual goals were given a weight of 40% for purposes of the bonus calculations. As a result, the 2015 bonus determinations reflect the compensation committee’s assessment of the corporate goals that were achieved for the year, as well as the recommendation of the CEO (with respect to officers other than himself) and other members of management (with respect to officers other than themselves) and the compensation committee’s assessment of individual performance.

2015 Corporate Goals. The compensation committee determined that the company’s performance against the 2015 corporate goals (the “2015 Corporate Goals”) established by our board of directors was below expectations (a total of 65 points) and, as a result, the 2015 Corporate Goals were determined to be 65% achieved for purposes of the bonus calculations set forth below. Beyond the specific 2015 Corporate Goals that were established at the beginning of 2015 by the board of directors, at that same time the compensation committee also built in certain upside objectives (“Upside Objectives”) that would allow for a certain amount of discretion on the part of the compensation committee in determining 2015 annual cash bonuses. These Upside Objectives were: (1) further advancement of patents and other R&D initiatives and (2) achievement of inbound business development goals. The compensation committee took into consideration the Mysimba approval in Europe, product supply and second source supply, the Takeda partnership, ROW commercialization and partial progress on research and development initiatives in determining the level of corporate goal achievement to be 65%.

The 2015 Corporate Goals were as follows:

2015 Corporate Goals	Points Achieved	Achievement
Obtain approval of Contrave (under the name Mysimba) in the European Union (“Mysimba Approval in Europe”)	15 (out of 15)	Achieved – EU approval occurred in March 2015
Maintain adequate product supply that meets Takeda revised forecasted demand (“Product Supply”)	10 (out of 10)	Achieved
Complete Bioequivalence Studies and Validation Batches from second source supply (“Second Source Supply”)	10 (out of 15)	Partially Achieved
Maintain effective relationship with Takeda around activities including collaboration agreement, status of rights in ROW, investments in lifecycle and R&D and cost sharing (“Takeda Partnership”)	5 (out of 10)	Partially Achieved
Make progress toward rest-of-world commercialization (“ROW Commercialization”)	15 (out of 30)	Signed distributorship agreement with Kwang Dong in August 2015. Multiple confidential discussions with other parties
Advance Research and Development and Intellectual Property Initiatives	10 (out of 20)	Secured new issued patents in major territories. Deprioritized other initiatives
TOTAL:	65 (out of 100) Results in 65% Achievement for Corporate Goals

As more fully described herein, our compensation committee took the achievement of these corporate and underlying individual objectives into consideration in deciding 2016 compensation for each named executive officer.

2015 Individual Goals. Historically, the annual individual goals for the named executive officers, other than our CEO, are primarily related to and intended to further the progress of the 2015 Corporate Goals relative to each executive’s role in the organization. In 2015, as discussed below, two of our named executive officers resigned from their positions with the company – Mr. Hagan and Ms. Turner. Upon departure, these executives, pursuant to their separation agreements with us, were still eligible to receive a pro-rated discretionary bonus at the end of the fiscal year. These bonuses, however, were not based on the executive’s respective annual individual goals for 2015. Instead, the compensation committee, along with input from our CEO, subjectively evaluated the executives’ individual contribution towards the corporate objectives and established their individual percentage weighting on this evaluation. With regard to Drs. Cannell and Klassen, the compensation committee, with input from our CEO, considered the performance of each of these executive officers, as well as assessments received from members of management, and subjectively determined their achievement of individual goals. The standard ranges of bonus individual performance factor percentages are as follows:

Exceeds Expectations: 110%-125%

Fully Met Expectations: 80%-110%

Partially Met Expectations: 0%-50%

Did Not Meet Expectations: 0%

These named executive officers were given the weightings as set forth in the table below.

Named Executive Officer	2015 Individual Goals	Individual Weighting
Joseph P. Hagan	• Subjective evaluation not based on 2015 individual goals (resigned in December 2015)	55%
Thomas Cannell, D.V.M.	• Positively influence Takeda to accelerate Net Sales growth of Contrave. • Build European capability for Co-Marketing and Distributorship partnerships to maximize EU sales of Mysimba • License out Mysimba to strong ROW partners to maximize ROW sales of Mysimba	80%
Preston Klassen, M.D., M.H.S.	• EU Approval • Clinical development work product (trials, publications) • Takeda relationship (LIGHT, post-marketing CONVENE trial) • Build Safety / PV • Leadership	75%
Thomas Lynch	• Not eligible for 2015 bonus due to his December 2015 hire date	N/A
Heather D. Turner	• Subjective evaluation not based on 2015 individual goals (resigned in June 2015)	65%

Bonus Calculations. As described above, the corporate goals were weighted 60% and individual goals were weighted 40% for annual bonus calculations (except for our CEO whose bonus was weighted 100% on corporate goals). For example, if the individual performance rating for a particular named executive officer was scored at 75%, and after combining in a 40% weighted corporate performance score of 65%, a total combined score for 2015 would be 69%.

Corporate Score: .60 x .65 = .39

Personal Score: .40 x .75 = .30

Total Combined Score: .39 + .30 =69%

In February 2016, our compensation committee approved the 2015 annual bonuses payouts for each of our named executive officers, which are set forth below under the heading “Summary Compensation Table.” Although we achieved many important goals in 2015, annual bonuses awarded to our executives were lower than for the prior year.

	2015 Annual Bonus
Name of Executive Officer	Amount ($)	% of Target	% Change vs. 2014
Michael A. Narachi	321,674	65%	-26%
Joseph P. Hagan	103,181	55%	-42%
Thomas Cannell, D.V.M	111,627	71%	—
Preston Klassen, M.D., M.H.S.	134,767	69%	-24%
Thomas Lynch	—	—	—
Heather Turner	60,285	65%	-66%

Long-Term Incentive Program. The compensation committee believes that long-term performance IS enhanced through equity-based awards that reward our executives for maximizing stockholder value over time and that align the interests of our employees and management with those of stockholders. The compensation committee uses stock options as the primary incentive vehicle for long-term compensation opportunities because:

•	We believe that stock options attract and retain executives. Because vesting is based on continued employment over a certain number of years, our equity-based incentives also facilitate retention.

•	We believe that stock options are performance-based because the value received by the recipient is based on our stock price growth. Stock options therefore enhance the executives’ incentive to increase our stock price and maximize stockholder value.

•	Stock options help to provide a balance to the overall executive compensation program as base salary and our annual performance bonus program focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term.

•	Stock options with a 10-year term allow the time necessary for long-term drug development activities to take effect, in spite of short-term market volatility as drug developments are announced.

In addition to being part of our annual executive compensation program, stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives.

The compensation committee grants named executive officer equity awards based upon a review of market comparison group data, its assessment of individual performance and contribution towards corporate objectives, a review of each executive’s existing long-term incentives, and retention considerations.

Stock options granted by the compensation committee have an exercise price equal to the fair market value of our common stock on the day of grant. Stock options granted in connection with the commencement of employment typically vest over a four-year period (with 25% vesting 12 months after the vesting commencement date and the remainder vesting ratably each month thereafter based upon continued employment). Stock options granted as annual retention awards typically vest monthly over a four-year period (vesting ratably each month based on continued employment). All stock options generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended (the “Code”). The compensation committee has never granted stock options with an exercise price that is less than the fair market value of our common stock on the grant date, as determined pursuant to our equity incentive plans.

The compensation committee has not granted, nor does it intend in the future to grant, equity compensation awards to employees in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement. Similarly, the compensation committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates.

The stock option awards granted to our named executive officers in 2015 are reported under the heading “Grant of Plan-Based Awards.” These awards for certain of our named executive officers (Dr. Cannell and Mr. Lynch) represent their initial new hire stock option awards. These initial new hire stock option awards were established through arms’ length negotiations at the time the executive was hired and these negotiations took into account such executive’s qualifications, experience, and competitive long-term incentive-based compensation, as well as information for companies that are comparable to ours, including those companies included in our market comparison group.

Other Compensation.

Welfare Benefits. We provide welfare benefits, such as medical, dental, vision and life insurance coverage, to our named executive officers at the same level as those benefits provided to our employees generally.

Retirement Benefits. We have a 401(k) plan in which substantially all of our employees are entitled to participate. Our 401(k) plan is intended to qualify as a tax qualified plan under the Code. Employees contribute their own funds, as salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. For 2015, this amount is up to $18,000, with an additional $6,000 “catch-up” contribution available for employees fifty years of age and older. Employee contributions are held and invested by the plan’s trustee.

Our 401(k) plan also permits matching and discretionary contributions, subject to established limits and a vesting schedule. We provide a match of 50% of the amount of a participant’s salary deferral, limited to a maximum of 6% of the participant’s annual salary and subject to Internal Revenue Service limits. Messrs. Narachi and Hagan, Dr. Cannell and Ms. Turner participated in the 401(k) plan and received matching funds for 2015.

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

ESPP. In 2013, we adopted, and our stockholders approved, an employee stock purchase plan (the “ESPP”) intended to qualify under Section 423(b) of the of the Code, the purposes of which is to provide an opportunity for our employees, including our named executive officers, to purchase our common stock through payroll deductions, to assist us in retaining the services of our employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of our company and our affiliates.

Change in Control and Severance Arrangements. We have entered into employment agreements with each of our named executive officers, which provide change in control and severance arrangements. These severance and change in control benefits and payments are designed to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and our other constituents without undue concern over whether the transactions may jeopardize the executives’ own employment. Furthermore, the payments will provide incentive for the named executives to continue to successfully negotiate such transactions from the early stages through closing. Such benefits are also designed to alleviate the financial impact of an involuntary termination through salary continuation. The compensation committee believes that reasonable change in control and severance benefits for our named executive officers are important because it may be difficult for our named executive officers to find comparable employment within a short period of time following certain qualifying terminations.

In February 2016, the compensation committee amended the employment agreements to extend these change in control and severance arrangements through March 31, 2019. In making the decision to extend the benefits, our compensation committee relied on the input of FW Cook that the programs are representative of market practice, both in terms of design and cost. Although these arrangements form an integral part of the total compensation provided to these individuals and are considered by the compensation committee when determining named executive officer compensation, the decision to offer these benefits did not influence our compensation committee’s determinations concerning other direct compensation or benefit levels.

The amended and restated employment agreements are described below under the heading “— Employment Agreements and Severance Benefits.”

Sign-On and Relocation Payment. As part of the arms’ length negotiations at the time Dr. Cannell and Mr. Lynch were hired in 2015, the executives received a sign-on and relocation payment that was paid upon the executive’s commencement of employment with us. This payment was intended, in part, to cover any relocation benefits that he or she may have been entitled to received pursuant to our relocation benefit policy. Subject to certain terms and conditions, for Dr. Cannell and Mr. Lynch, this payment is subject to repayment in the event his employment with us is terminated.

Assessment of Risk in Compensation Determination Process

The compensation committee annually reviews and discusses the structure of our compensation policies and programs to determine whether our compensation programs and policies appropriately incentivize our named executive officers or other employees to take actions that are in the best interests of the company and stockholders. Specifically, the compensation committee ensures that bonus determinations are based on the compensation committee’s subjective assessment of both the company’s and each executive’s individual performance — with an eye toward performance that is designed to enhance long-term stockholder value — and not solely on performance relative to a single financial, operational or individual goal. Also, the equity incentives and, specifically, the vesting schedules associated with the stock option grants, are designed to encourage long-term stockholder value creation. Based on its most recent review and discussions in February 2016, the compensation committee believes that our compensation policies and programs represent an appropriate balance of short-term and long-term compensation and do not encourage executive officers or other employees to take on unnecessary or excessive risks that are reasonably likely to have a material adverse effect on us.

Recoupment (“Claw Back”) Policy

We maintain a recoupment policy that requires certain of our officers to repay or return any cash bonus or other incentive cash compensation awarded to or received by such officer(s) in the event we issue a restatement of our financial statements due to material noncompliance with any financial reporting requirements and the restatement was caused by such officer’s fraud, intentional misconduct or gross negligence. In each case, the officer(s) would be required to repay or return the compensation awarded to or received by the officer during the 12-month period following the filing of the erroneous financial statement at issue. The compensation committee will consider a number of different factors and exercise business judgment in determining appropriate amounts, if any, to recoup. This policy applies to cash compensation awarded to the officer from and after the adoption of this policy by the compensation committee in April 2014.

Stock Ownership Guidelines

In April 2015, the compensation committee adopted stock ownership guidelines that apply to our CEO, certain other executive officers (including our named executive officers) and our non-employee directors. The purpose of this policy is to encourage ownership in the company and to enhance alignment between the interests of the covered participants and our stockholders. The guidelines require each covered executive and board member to acquire and maintain ownership of shares of our common stock equal to a specified multiple of his or her base salary, with the CEO guideline set at 5x his base salary and other covered executives set at 1.5x his or her base salary. All ownership levels are reviewed and adjusted annually until the stated ownership level is attained. Each non-employee director’s required ownership level is 5x his or her annual cash retainer. Our covered executives and non-employee directors have the later of five years from the date of adoption of these guidelines or commencement of employment, appointment/election or promotion, as applicable, to achieve his or her ownership level.

Summary Compensation Table

The following table provides information regarding the compensation that was earned during the fiscal years ended December 31, 2015, 2014 and 2013 by those persons serving as our principal executive officer and principal financial officer during the fiscal year ended December 31, 2015, each of our other three most highly paid executive officers serving in such capacity as of December 31, 2015, and two additional executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as one of our executive officers as of December 31, 2015. These individuals are referred to herein as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Michael A. Narachi President, Chief Executive Officer and Member of the Board of Directors	2015	659,844	2,529,231	(7)	321,674	8,466	(3)	3,519,215
	2014	640,625	3,417,406		432,422	8,816		4,499,269
	2013	625,000	2,378,286		515,625	7,926		3,526,837

Joseph P. Hagan Former Chief Business and Financial Officer (resigned in December 2015)	2015	375,205	806,973	(7)	103,181	28,600	(2)	1,313,959
	2014	379,250	1,141,672		178,248	7,980		1,707,150
	2013	370,000	1,328,412		214,600	7,770		1,920,782

Thomas Cannell, D.V.M	2015	314,442	2,459,517	(9)	111,627	438,157	(4)	3,323,743
Chief Commercial Officer (hired in March 2015)

Preston Klassen, M.D., M.H.S. Executive Vice President, Global Product Development	2015	390,628	727,331	(7)	134,767	180	(5)	1,252,906
	2014	379,250	1,040,191		178,248	180		1,597,869
	2013	370,000	1,049,874		214,600	180		1,634,654

Thomas Lynch	2015	30,833	599,515	(10)	—	125,015	(6)	755,363
Executive Vice President, General Counsel and Secretary (hired in December 2015)

Heather Turner	2015	185,492	609,460	(7)	60,285	39,186	(8)	894,423
Former Senior Vice President, General Counsel and Secretary (resigned in June 2015)	2014	379,250	1,040,191		178,248	7,920		1,605,609
	2013	370,000	1,028,448		210,900	7,770		1,617,118

(1)	Reflects the grant date fair value of the option awards granted to our named executive officers for the relevant year, as computed in accordance with ASC Topic 718 using the Black-Scholes-Merton model for options, without consideration of forfeitures. Valuation assumptions are described in Note 2 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.
(2)	Includes $20,478 for accrued vacation paid upon termination, $7,950 for our contribution to the 401(k) savings plan and taxable cost of $172 for group term life insurance coverage.
(3)	Includes $7,950 for our contribution to the 401(k) savings plan and taxable cost of $516 for group term life insurance coverage.
(4)	Includes $430,000 paid to Dr. Cannell as a sign-on and relocation payment and $7,950 for our contribution to the 401(k) savings plan and taxable cost of $207 for group term life insurance coverage.
(5)	Includes the taxable cost for group term life insurance coverage.
(6)	Includes $125,000 paid to Mr. Lynch as a sign-on and relocation payment and taxable cost of $15 for group term life insurance coverage.
(7)	The grant date fair value of this award, computed in accordance with the relevant accounting guidance, was $3.98 per share.
(8)	Includes $32,267 for accrued vacation paid upon termination, $6,859 for our contribution to the 401(k) savings plan and taxable cost of $60 for group term life insurance coverage.
(9)	The grant date fair value of this award, computed in accordance with the relevant accounting guidance, was $5.78 per share.
(10)	The grant date fair value of this award, computed in accordance with the relevant accounting guidance, was $1.71 per share.

Grants of Plan-Based Awards

All plan-based equity awards granted to our named executive officers are incentive stock options, to the extent permissible under the Code. The exercise price per share of each option granted to our named executive officers was equal to the fair market value of our common stock on the date of the grant as determined pursuant to our 2007 plan, which is determined by reference to the closing price per share of our common stock on the date of grant. All options were granted under our 2007 plan.

The following table presents information concerning grants of plan-based awards to each of the named executive officers during fiscal year 2015.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Inventive Plan Awards Target ($)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(3)

Michael A. Narachi	2/3/2015	—	635,150	5.34	2,529,231
	N/A	494,883	—	—	—

Joseph P. Hagan	2/3/2015	—	225,000	5.34	806,973
	N/A	187,602	—	—	—

Thomas Cannell, D.V.M	3/30/2015	—	425,000	7.75	2,459,518
	N/A	157,221	—	—	—

Preston Klassen, M.D., M.H.S	2/3/2015	—	182,650	5.34	727,331

	N/A	195,314	—	—	—

Thomas Lynch	12/1/2015	—	350,000	2.29	599,515

	N/A	15,417	—	—	—

Heather Turner	2/3/2015	—	205,000	5.34	609,460
	N/A	92,746	—	—	—

(1)	Each named executive officer was granted a non-equity incentive plan award pursuant to our 2015 annual cash bonus plan which is discussed in greater detail in the “Annual Cash Bonus” section of the “Compensation Discussion and Analysis” above. The amounts shown in the “target” column reflect the target payout under the plan. The target amount is equal to 75% of Mr. Narachi’s annualized base salary and 50% of the other named executive officers’ annualized base salaries. No “threshold” or “maximum” is applicable to these awards. The actual amounts earned by each named executive officer in 2015 are shown in the Summary Compensation Table above.
(2)	The option has a term of ten years and vests in accordance with the following schedule: 1/48th of the total number of shares vest on the same day of each of the immediately following calendar months following the grant date.
(3)	The grant date fair value of the option awards granted to our named executive officers was computed in accordance with the relevant accounting guidance. Valuation assumptions are described in Note 2 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2015. All options were granted under our 2007 plan.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael A. Narachi	2/3/2015	132,323	502,827	(1)	5.34	2/2/2025
	2/7/2014	308,687	364,813	(1)	6.30	2/6/2024
	2/15/2013	393,125	161,875	(1)	5.69	2/14/2023
	1/25/2012	881,250	18,750	(1)	2.58	1/24/2022
	7/25/2011	1,761,562	—		1.66	7/24/2021
	6/10/2011	1,774,238	—		1.70	6/9/2021

Joseph P. Hagan	2/3/2015	42,219	—		5.34	2/2/2025
	2/7/2014	103,125	—		6.30	2/6/2024
	2/15/2013	213,124	—		5.69	2/14/2023
	1/25/2012	335,415	—		2.58	1/24/2022
	7/25/2011	764,000	—		1.66	7/24/2021

Thomas Cannell, D.V.M	3/30/2015	—	425,000	(2)	7.75	3/29/2025

Preston Klassen, M.D., M.H.S.	2/3/2015	38,052	144,598	(1)	5.34	2/2/2025
	2/7/2014	93,958	111,042	(1)	6.30	2/6/2024
	2/15/2013	173,541	71,459	(1)	5.69	2/14/2023
	1/25/2012	342,708	7,292	(1)	2.58	1/24/2022
	7/25/2011	732,000	—		1.66	7/24/2021

Thomas Lynch	12/1/2015	—	350,000	(2)	2.29	11/30/2025

Heather Turner	2/3/2015	12,754	—		5.34	2/2/2025
	2/7/2014	68,333	—		6.30	2/6/2024
	2/15/2013	140,000	—		5.69	2/14/2023
	1/25/2012	298,957	—		2.58	1/24/2022
	7/25/2011	634,147	—		1.66	7/24/2021

(1)	1/48th of the total number of shares subject to the option vest on the same day of each of the immediately following calendar months following the grant date (which is also the vesting commencement date). The option has a ten year term from the date of grant.
(2)	25% of the total number of shares subject to the option vest at the end of the first year following the vesting commencement date and the remainder vest 1/36th per month thereafter. The option has a ten year term from the date of grant.

Option Exercises and Stock Vested at Fiscal Year End

None of our named executive officers exercised options during the fiscal year ended December 31, 2015.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The compensation committee, which is comprised solely of independent directors, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interest.

Employment Agreements and Severance Benefits

We have entered into employment agreements with each of our named executive officers, including our former executive officers, as described below.

The initial base salaries of the executives are set forth in the employment agreements. The employment agreements provide that each executive shall be eligible for an annual performance bonus, equal to up to 50% of the executive’s base salary, or 75% with respect to Mr. Narachi, our chief executive officer. Each named executive officer’s employment is at-will.

The employment agreements provide each named executive officer with certain severance and change in control benefits. These severance and change in control benefits shall continue for a period of three years after execution of the employment agreements. In February 2016, we extended the term of these severance and change in control benefits for an additional three years (through March 31, 2019). With respect to Mr. Narachi, in the event his employment is terminated by us other than for “cause,” as defined in the employment agreement (and other than as a result of his death or disability) at any time other than the period that begins three months prior to the effective date of a change in control and concludes on the date that is 12 months after the effective date of a change in control, provided that he first executes and does not revoke a general release and has fully complied with his continuing fiduciary, statutory and material contractual obligations to us, he will be entitled to (i) a lump sum cash severance payment equal to 24 months of his annual base salary (as in effect immediately prior to his termination), (ii) payment of premiums necessary to continue Mr. Narachi’s group health insurance coverage in effect as of his termination pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for a maximum period of 24 months following the date of his termination and (iii) acceleration of Mr. Narachi’s outstanding time-based equity awards such that, effective as of the date of his termination, he shall receive immediate accelerated vesting of such outstanding equity awards with respect to that same number of shares which would have vested if Mr. Narachi had continued in employment with us for a period of 12 months following the date of his termination. In addition, in the event Mr. Narachi’s employment is terminated by us other than for cause (and other than as a result of his death or disability) or by him due to “constructive termination,”( as defined in the employment agreement), within the period commencing three-months before the effective date of a change in control and ending 12 months immediately following the effective date of a change in control, provided that he first executes and does not revoke a general release and fully complies with his continuing fiduciary, statutory and material contractual obligations to us, he will be entitled to (i) a lump sum cash severance payment equal to 24 months of his annual base salary (as in effect immediately prior to his termination), (ii) payment of premiums necessary to continue Mr. Narachi’s group health insurance coverage in effect as of his termination pursuant to COBRA for a maximum period of 24 months following the date of his termination and (iii) acceleration of Mr. Narachi’s outstanding time-based equity awards such that all outstanding equity awards are fully vested and exercisable with respect to all the shares subject thereto effective immediately prior to the date of his termination.

With respect to the other named executive officers, in the event his or her employment is terminated by us other than for “cause,” as defined in the agreements (and other than as a result of his or her death or disability) at any time other than during the period that begins three months prior to the effective date of a change in control and concludes on the date that is 12 months after the effective date of a change in control, provided that he or she first executes and does not revoke a general release and fully complies with his or her continuing fiduciary, statutory and material contractual obligations to us, each executive will be entitled to (i) a lump sum cash severance payment equal to 12 months of his or her annual base salary (as in effect immediately prior to his or her termination) and (ii) payment of premiums necessary to continue the executive’s group health insurance coverage in effect as of his or her termination pursuant to COBRA for a maximum period of 12 months following the date of his or her termination. In the event the executive’s employment is terminated by us other than for cause (and other than as a result of his or her death or disability) or by such executive due to “constructive termination,” as defined in the agreements, within the three-month period before the effective date of a change in control and the twelve-month period immediately following the effective date of a change in control, provided that he or she first executes and does not revoke a general release and fully complies with his or her continuing fiduciary, statutory and material contractual obligations to us, each executive will be entitled to (i) a lump sum cash payment equal to 18 months of his or her annual base salary (as in effect immediately prior to his or her termination), (ii) payment of premiums necessary to continue the executive’s group health insurance coverage in effect as of his or her termination pursuant to COBRA for a maximum period of 18 months following the date of his or her termination and (iii) acceleration of the executive’s outstanding time-based equity awards such that all outstanding equity awards are fully vest and exercisable with respect to all the shares subject thereto effective immediately prior to the date of his or her termination.

In the event a named executive officer becomes entitled to any payments and benefits (including but not limited to payments and benefits pursuant to the employment agreements) that the executive would receive in connection with a change in control, or the transaction payments, that would constitute a “parachute payment” within the meaning of Section 280G of the Code, and would be subject to excise tax imposed by Section 4999 of the Code (the “excise tax”), then the employment agreements, including Mr. Narachi’s employment agreement, provide for a “best-after tax” analysis with respect to such payments, under which we shall cause to be determined before any amounts of such transaction payments are paid to the executive which of the following two alternative forms of payment would result in executive’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.

The named executive officer employment agreements also include standard noncompetition covenants on the part of the executives. The employment agreements provide that, during the term of each named executive officer’s employment with us, he or she may not compete with our business in any manner. The employment agreements also reaffirm the named executive officers’ obligations under our standard employee proprietary information and inventions agreement to which each such executive is a party.

Potential Payments Upon Termination Without Cause

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his or her employment had been terminated without cause on December 31, 2015. The amounts below reflect potential payments pursuant to the employment agreements for such named executive officers.

Name of Executive Officer	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)	Value of COBRA insurance payment ($)	Total ($)(2)
Michael A. Narachi	1,359,279	833,620	51,149	2,244,048
Joseph P. Hagan	—	—	—	—
Thomas Cannell, D.V.M	427,450	—	2,029	429,479
Preston Klassen, M.D., M.H.S	402,347	—	30,017	432,364
Thomas Lynch	370,000	—	30,910	400,910
Heather Turner	—	—	—	—

(1)	Cash severance payments are calculated using the base salary effective as of January 1, 2016.
(2)	The amounts shown in the table assume full payment of benefits payable under the employment agreements, without any reduction pursuant to the modified cut-back provision relation Section 280G of the Code as described above in “—Employment Agreements and Severance Benefits.”

Potential Payments Upon Termination Due to Change in Control

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his or her employment had been terminated without cause or due to constructive termination upon a change in control on December 31, 2015, assuming that such termination occurred within the period beginning on the first day of the calendar month three months preceding the calendar month in which the effective date of a change in control occurs and ending on the last day of the twelfth calendar month following the calendar month in which the effective date of a change in control occurs. The amounts below reflect potential payments pursuant to the employment agreements for such named executive officers.

Name of Executive Officer	Cash Severance ($)(1)	Value of Accelerated Equity Awards ($)	Value of COBRA insurance payment ($)	Total ($)(2)
Michael A. Narachi	1,359,279	6,299,450	51,149	7,709,878
Joseph P. Hagan	—	—	—	—
Thomas Cannell, D.V.M.	641,175	731,000	3,044	1,375,219
Preston Klassen, M.D., M.H.S	603,520	575,153	45,026	1,223,699
Thomas P. Lynch	555,000	602,000	46,365	1,203,365
Heather D. Turner	—	—	—	—

(1)	Cash severance payments are calculated using the base salary effective as of January 1, 2016.
(2)	The amounts shown in the table assume full payment of benefits payable under the employment agreements, without any reduction pursuant to the modified cut-back provision relation Section 280G of the Code as described above in “—Employment Agreements and Severance Benefits.”

Proprietary Information and Inventions Agreement

Each of our named executive officers has also entered into a standard form agreement with respect to proprietary information and inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment. In addition, this agreement provides that during the term of the named executive officer’s employment and for one (1) year thereafter, the executive will not, either directly or through others, solicit or attempt to solicit any of our employees, independent contractors or consultants terminate his or her relationship with us in order to become an employee, consultant or independent contractor to or for any other person or entity, or otherwise encourage or solicit any of our employees to leave employment with us for any reason or to devote less than all of any such employee’s efforts to our affairs.

Policy Regarding Tax Deductibility of Compensation

Section 162(m) of the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to certain of our executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met.

We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions under Section 162(m). We have adopted a policy that, where reasonably practicable and where in the best interests of our stockholders, we may seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m). In approving the amount and form of compensation for our executive officers, the compensation committee will continue to consider all elements of the cost to our company of providing such compensation, including the potential impact of Section 162(m).

Compensation Committee Interlocks and Insider Participation

Wendy Dixon, Ph.D., Brian H. Dovey and Patrick J. Mahaffy served on our compensation committee during the 2015 fiscal year. Dr. Dixon resigned from our board of directors and the compensation committee in January 2016. None of the members of our compensation committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Report of the Compensation Committee of the Board of Directors

The compensation committee of the company’s board of directors has submitted the following report for inclusion in this proxy statement:

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2015, filed by us with the SEC.

This report of the compensation committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the compensation committee.

Respectively submitted,

The Compensation Committee of the Board of Directors
Brian H. Dovey (Chairman)
Patrick J. Mahaffy
Lota S. Zoth

DIRECTOR COMPENSATION

Although the compensation committee considers market compensation information in making its compensation decisions for our non-employee directors, as described below, the compensation committee does not believe that it is appropriate to establish compensation levels solely by reference to market compensation data. Our compensation committee relies upon the judgment of its members in making compensation decisions, after reviewing the performance of the company and the level of effort and expertise of the non-employee directors, including the committees on which they serve. The compensation committee also takes into consideration the importance to the company to be able attract, retain, motivate and reward our non-employee directors who are helping the company achieve its corporate objectives and maximize stockholder value, and the fact that we often compete with larger organizations for board members.

Elements of Non-Employee Director Compensation

Compensation for our non-employee directors consists of cash and stock options. The compensation committee allocates total compensation between cash and equity based on a number of objective and subjective factors, including competitive practices among the market comparison group, the expected responsibilities of the board of directors in the coming year, the level of effort and expertise of the directors and the nature of the behaviors the incentives are intended to motivate.

Pursuant to our Independent Director Compensation Policy, each non-employee director will receive the following cash compensation for board services, as applicable:

•	$40,000 per year for service as a board member;

•	$20,000 per year for service as chairperson of the board;

•	$18,000 per year for service as chairperson of the audit committee, $12,500 per year for service as chairperson of the compensation committee, $7,500 per year for service as chairperson of the nominating/corporate governance committee, $20,000 per year for service as chairperson of the research and development strategy committee and there is no chairperson of the strategic transactions committee; and

•	$7,500 per year for service as a member of the audit committee, $5,000 per year for service as a member of the compensation committee, $3,750 per year for service as a member of the nominating/corporate governance committee, $2,000 per year for service as a member of the research and development strategy committee and $7,500 per year for service as a member of the strategic transactions committee.

We also reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors and carrying out their board of director duties.

In addition, pursuant to the Independent Director Compensation Policy, our non-employee directors will receive initial and annual, automatic, non-discretionary grants of nonqualified stock options. Each person who is initially elected or appointed to our board of directors, and who is a non-employee director at the time of such initial election or appointment, will receive a nonqualified stock option to purchase 70,000 shares of our common stock on the date of such initial election or appointment. This option grant will vest in equal monthly installments over 36 months following the date of grant, subject to such director’s continuing service on our board of directors through such dates of vesting. In addition, on the date of each annual meeting, each individual who continues to serve as a non-employee director on such date will receive an automatic option grant to purchase an additional 50,000 shares of our common stock. This subsequent option granted to any non-employee director who is elected for the first time to our board of directors prior to the annual meeting but after the previous year’s annual meeting will be pro-rated to reflect the days that such director served on our board of directors until the date of the annual meeting. This option grant will vest in equal monthly installments over 12 months following the date of grant, subject to the director’s continuing service on our board of directors through such dates of vesting.

The exercise price of each option granted to a non-employee director will be equal to 100% of the fair market value on the date of grant of the shares covered by the option. Options will have a maximum term of ten years measured from the grant date, subject to termination in the event of the non-employee director’s cessation of board service. No portion of the option which is unexercisable at the time of the non-employee director’s termination of membership on our board of directors shall thereafter become exercisable. Following an non-employee director’s termination, the non-employee director shall have until the first to occur of (i) the third anniversary of the date of his or her termination of membership from our board of directors, or (ii) the original expiration date of the term of such options, to exercise the options that were vested and exercisable as of such date of termination. In the event of a change of control (as that term is defined in our 2007 Equity Incentive Award Plan, which we refer to as our 2007 plan) all outstanding unvested options granted to the non-employee directors shall become fully vested and exercisable immediately prior to a change of control.

Our Independent Director Compensation Policy provides that the options shall be granted under and shall be subject to the terms and provisions of our 2007 plan and shall be granted subject to the execution and delivery of option agreements.

Summary Director Compensation

The following table summarizes compensation earned by our non-employee directors for the fiscal year 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Eckard Weber, M.D.(3)	60,000	173,475	233,475
Louis C. Bock	51,250	173,475	224,725
Wendy L. Dixon, Ph.D.(2)	52,500	173,475	225,975
Brian H. Dovey	52,500	173,475	225,975
David J. Endicott	51,250	173,475	224,725
Peter K. Honig, M.D., M.P.H.	67,500	173,475	240,975
Patrick J. Mahaffy(3)	60,000	173,475	233,475
Lota S. Zoth	65,500	173,475	238,975

(1)	Reflects the grant date fair value for option awards granted to our non-employee directors, as computed in accordance with the relevant accounting guidance, without consideration of forfeitures. Valuation assumptions are described in Note 2 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016. Each non-employee director received an option to purchase 50,000 shares of our common stock on the date of our 2015 annual meeting of stockholders. The grant date fair value of this award, computed in accordance with the relevant accounting guidance, was $3.47 per share. The aggregate number of shares subject to outstanding stock options held by each non-employee director as of December 31, 2015 was as follows: Dr. Weber, 247,500 shares; Mr. Bock, 247,500 shares; Dr. Dixon, 235,000 shares; Mr. Dovey, 247,500 shares; Mr. Endicott, 153,126 shares; Dr. Honig, 235,000 shares; Mr. Mahaffy, 247,500 shares; and Ms. Zoth, 205,000 shares.
(2)	Dr. Dixon resigned from the board of directors in January 2016.
(3)	Dr. Weber resigned from his position of Chairman of the Board of Directors in April 2016 and Mr. Mahaffy was appointed Chairman of the Board of Directors in April 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock at March 31, 2016 for:

•	each named executive officer;

•	each of our directors;

•	each person known to us to be the beneficial owner of more than 5% of our common stock; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Orexigen Therapeutics, Inc., 3344 N. Torrey Pines Court, Suite 200, La Jolla, California 92037.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us by the stockholders, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 145,567,820 shares of common stock outstanding on March 31, 2016.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or other rights (as set forth above) held by that person that are exercisable as of March 31, 2016 or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Beneficial Ownership
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Greater than 5% stockholders
The Baupost Group, L.L.C. and its affiliates (1)
10 St. James Avenue, Suite 1700 Boston, Massachusetts, 02116	32,268,399	21.4%

Domain Associates, LLC and its affiliates (2)
One Palmer Square, Suite 515 Princeton, NJ 05842	11,338,412	7.8%
James Tananbaum and his affiliates(3)
c/o Foresite Capital Management 101 California Street, Suite 4100 San Francisco, California 94111	11,225,049	7.7%

Blackrock, Inc. (4)
55 East 52nd Street New York, New York, 10055	8,195,234	5.6%

Non-Employee Directors
Louis C. Bock (5)	271,710	*
Brian H. Dovey (6)	11,622,001	8.0%

David J. Endicott (7)	148,959	*
Peter K. Honig, M.D. (8)	230,833	*
Patrick J. Mahaffy (9)	243,333	*
Eckard Weber, M.D. (10)	1,053,333	*
Lota S. Zoth (11)	200,833	*

Named Executive Officers
Michael A. Narachi(12)	5,568,322	3.7%
Thomas Cannell, D.V.M. (13)	153,423	*
Preston Klassen, M.D. (14)	1,475,485	1.0%
Thomas Lynch	—	*
Joseph P. Hagan	8,980	*
Heather D. Turner(15)	3,980	*

All executive officers and directors as a group (13 persons) (16)	21,161,789	13.7%

(1)

Based upon a Schedule 13D filed with the SEC on March 24, 2016 jointly by The Baupost Group, L.L.C. (“Baupost”), SAK Corporation (“SAK”) and Seth A. Klarman (“Mr. Klarman”) reporting beneficial ownership as of such date. SAK is the Manager of Baupost and Mr. Klarman is the sole shareholder of SAK. According to the Schedule 13D, Baupost, SAK and

Mr. Klarman have shared voting and dispositive power over 27,268,399 the shares of our common stock included herein. Also consists of warrants to purchase up to 5,000,000 shares of our common stock which are exercisable within 60 days of March 31, 2016.
(2)	Consists of (i) 3,543,832 shares of our common stock beneficially owned by Domain Partners V, L.P., (ii) 83,975 shares of our common stock beneficially owned by DP V Associates, L.P., (iii) 7,579,194 shares of our common stock beneficially owned by Domain Partners VII, L.P., (iv) 129,448 shares of our common stock beneficially owned by DP VII Associates, L.P. and (v) 1,963 shares of our common stock beneficially owned by Domain Associates, LLC. With respect to the shares beneficially owned by Domain Partners V, L.P., DP V Associates, L.P., the managing members of One Palmer Square Associates V, L.L.C., the general partner of Domain Partners V, L.P. and DP V Associates, L.P., shares voting and investment power over such shares. With respect to the shares beneficially owned by Domain Partners VII, L.P. and DP VII Associates, L.P., the managing members of One Palmer Square Associates VII, L.L.C., the general partner of Domain Partners VII, L.P. and DP VII Associates, L.P., share voting and investment power over such shares. With respect to the shares beneficially owned by Domain Associates, LLC, the managing members of Domain Associates, LLC share voting and investment power over such shares. Mr. Dovey, one of our directors, is a managing member of One Palmer Square Associates V, L.L.C., One Palmer Square Associates VII, L.L.C, and Domain Associates, LLC.
(3)	Based solely upon a Schedule 13G/A filed with the SEC on February 12,2016 by Foresite Capital Fund I, L.P. (“FCF I”), Foresite Capital Management I, LLC (“Foresite LLC I”), Foresite Capital Fund II, L.P. (“FCF II”), Foresite Capital Management II, LLC (“Foresite LLC II”), Foresite Capital Fund III, L.P. (“FCF III”), Foresite Capital Management III, LLC (Foresite LLC III”) and James Tananbaum (“Mr. Tananbaum”), reporting beneficial ownership as of December 31, 2015. Includes 2,000,000 shares of our common stock directly owned by FCF I, 6,225,049 shares of our common stock directly owned by FCF II, and 3,000,000 shares of our common stock directly owned by FCF III. Mr. Tananbaum is the managing member of each of Foresite LLC I, which is the general partner of FCF I, Foresite LLC II, which is the general partner of FCF II, and Foresite LLC III, which is the general partner of FCF III. Mr. Tananbaum may be deemed to have sole voting and dispositive power over the shares of our common stock included herein.
(4)	Based solely upon a Schedule 13G/A filed with the SEC on January 27, 2016 by Blackrock, Inc., reporting beneficial ownership as of December 31, 2015. According to the Schedule 13G/A, Blackrock, Inc. has sole voting power over 7,947,679 shares of our common stock and sole dispositive power over 8,195,234 shares of our common stock. The Schedule 13G/A reported that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of such shares of common stock and that no one such person’s interest in our common stock is more than 5% of the total outstanding shares of common stock.
(5)	Consists of (i) 27,677 shares of common stock, (ii) 700 shares of common stock held by Mr. Bock’s spouse, and (iii) 243,333 shares of common stock subject to options exercisable by Mr. Bock within 60 days of March 31, 2016.
(6)	Consists of shares identified in footnote (2) and 263,461 shares of common stock subject to options exercisable within 60 days of March 31, 2016 by Mr. Dovey. Mr. Dovey is a managing member of One Palmer Square Associates V, L.L.C., One Palmer Square Associates VII, L.L.C, and Domain Associates, LLC. Mr. Dovey disclaims beneficial ownership over the shares identified in footnote (2) except to the extent of his pecuniary interest therein.
(7)	Consists of 148,959 shares of common stock subject to options exercisable by Mr. Endicott within 60 days of March 31, 2016.
(8)	Consists of 230,833 shares of common stock subject to options exercisable by Dr. Honig within 60 days of March 31, 2016.
(9)	Consists of 243,333 shares of common stock subject to options exercisable by Mr. Mahaffy within 60 days of March 31, 2016.
(10)	Consists of (i) 810,000 shares of common stock held by the Eckard Weber Living Trust dtd 11/20/2007 and (ii) 243,333 shares of common stock subject to options exercisable by Dr. Weber within 60 days of March 31, 2016.
(11)	Consists of 200,833 shares of common stock subject to options exercisable by Ms. Zoth within 60 days of March 31, 2016.
(12)	Consists of (i) 60,508 shares of common stock and (ii) 5,507,814 shares of common stock subject to options exercisable by Mr. Narachi within 60 days of March 31, 2016.
(13)	Consists of (i) 5,091 shares of common stock and (ii) 148,332 shares of common stock subject to options exercisable by Dr. Cannell within 60 days of March 31, 2016.
(14)	Consists of (i) 10,160 shares of common stock and (ii) 1,465,325 shares of common stock subject to options exercisable by Dr. Klassen within 60 days of March 31, 2016.
(15)	Does not include shares of common stock that were subject to options exercisable by Ms. Turner on March 31, 2016 but which are no longer exercisable as of the date of this first amendment to annual report on Form 10-K.
(16)	Consists of (i) shares identified in footnotes (5) through (14), (ii) 8,000 shares of common stock and 185,557 shares of common stock subject to options exercisable by Stephen Moglia, our principal accounting officer, within 60 days of March 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationship and Related Transactions

We describe below transactions and series of similar transactions, since January 1, 2015, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders. We have a written policy which requires that any transaction with a related party required to be reported under applicable SEC, other than compensation-related matters, be reviewed and approved by our Audit Committee. We have not and will not adopt written procedures for review of, or standards for approval of, these transactions, but instead we intend to review such transactions on a case by case basis. In addition, our compensation committee will approve all compensation-related policies.

Convertible Note Financing

On March 15, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”), with various purchasers (collectively, the “Purchasers”) for the sale of $165,000,000 aggregate principal amount of the Company’s 0% Convertible Senior Secured Notes due 2020 (the “Notes”) and related warrants (“Warrants”) to purchase up to 220,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and 220,000 shares of preferred stock, par value $0.001 per share (together with the Notes, Warrants and Common Stock underlying the Notes and Warrants, the “Securities”) to qualified institutional buyers and accredited investors (the “Offering”). The Offering was led by funds managed by The Baupost Group, L.L.C. (collectively, “Baupost”), a holder of approximately 18.7% of the Company’s outstanding Common Stock, and closed on March 21, 2016. Baupost invested $75,000,000 in the Offering. We entered into an investor rights agreement (the “Investor Rights Agreement”) with Baupost and the other Purchasers in connection with the Offering. In connection with the Offering and pursuant to the Investor Rights Agreement, Baupost is entitled to designate two directors for so long as it and its affiliates hold at least 20% of the Company’s outstanding Common Stock and one director for so long as it and its affiliates hold at least 10% but less than 20% of the Company’s outstanding Common Stock and is entitled to have a representative serve as a non-voting board observer until the date Baupost or its affiliates have ownership of less than 10% of the Company’s outstanding Common Stock. We have agreed to increase the size of the Board from eight to ten directors at such time as Baupost appoints such directors.

Private Placement

On September 10, 2015, we entered into a Securities Purchase Agreement with funds managed by The Baupost Group, L.L.C., pursuant to which we sold, for an aggregate price of approximately $60.0 million, 20,000,000 shares of our common stock and warrants to purchase up to 5,000,000 additional shares of common stock at an exercise price of $6.00 per share.

Employment Agreements

We have entered into employment agreements with Michael A. Narachi, our President and Chief Executive Officer, Heather Ace, our EVP, Global Human Resources, Thomas Cannell, D.V.M, our EVP, Chief Commercial Officer, Thomas Lynch, our EVP, General Counsel and Secretary, Preston Klassen, M.D., M.H.S., our EVP, Global Development, Joseph P. Hagan, our former Chief Business and Financial Officer, and Heather D. Turner, our former Senior Vice President, General Counsel and Secretary. For further information, see above under the heading “— Employment Agreements and Severance Benefits.”

Separation and Consulting Agreement(s) with Former Executive Officer(s)

On June 25, 2015, we entered into a Separation and Consulting Agreement (the “Turner Separation Agreement”) with Heather D. Turner in connection with Ms. Turner’s resignation, effective June 25, 2015 (the “Turner Separation Date”), from her position as Senior Vice President, General Counsel and Secretary. The Turner Separation Agreement provided that Ms. Turner was paid all accrued salary and unused vacation earned through the Turner Separation Date and remained eligible for a pro-rated annual bonus for calendar year 2015, the determination of which is set forth in Item 11 – Executive Compensation of this annual report on Form 10-K. Ms. Turner also remained eligible for the Company’s current group health insurance benefits to the extent provided by federal or state laws and the Company’s current group health insurance policies. The Turner Separation Agreement also provided that the Company would retain Ms. Turner as a consultant pursuant to the terms of a separate consulting agreement, as described below. In addition, Ms. Turner’s outstanding stock options, to the extent that they were vested as of the Turner Separation Date, remained exercisable until March 31, 2016, on which date they expired and ceased to be exercisable. Any unvested and unexercised stock options were forfeited and expired as of the Turner Separation Date. Finally, Ms. Turner generally and completely released the Company and its affiliates of and from any and all claims, liabilities and obligations that arise out of or are related to events, acts, conduct or omissions occurring prior to the Turner Separation Date, and agreed to customary non-disclosure, non-disparagement and cooperation provisions. On June 26, 2015, we also entered into a Consulting Agreement (the “Turner Consulting Agreement”) with Ms. Turner, pursuant to which Ms. Turner was engaged as a consultant to the Company. The Turner Consulting Agreement was effective until March 31, 2016. During the consulting term, Ms. Turner agreed to provide up to a specified number of non-legal services per month to the Company upon request. In consideration for such services, Mr. Turner received an hourly consulting fee, as well as reimbursement for reasonable expenses. In addition, Ms. Turner agreed to customary non-disclosure, non-solicitation and work product assignment provisions.

On December 4, 2015, we entered into a Separation and Consulting Agreement (the “Hagan Separation Agreement”) with Mr. Hagan in connection with his resignation, effective as December 11, 2015 (the “Hagan Separation Date”). The Hagan Separation Agreement provided that Mr. Hagan was paid all accrued salary and unused vacation earned through the Hagan Separation Date and remained eligible for a pro-rated annual bonus for calendar year 2015, the determination of which is set forth in Item 11 – Executive Compensation of this annual report on Form 10-K. Mr. Hagan also remained eligible for the Company’s current group health insurance benefits to the extent provided by federal or state laws and the Company’s current group health insurance policies. The Hagan Separation Agreement also provided that the Company would retain Mr. Hagan as a consultant pursuant to the terms of a separate consulting agreement, as described below. In addition, Mr. Hagan’s outstanding stock options, to the extent that they were vested as of the Hagan Separation Date, remained exercisable until March 11, 2016, on which date they expired and ceased to be exercisable. Any unvested and unexercised stock options were forfeited and expired as of the Hagan Separation Date. Finally, Mr. Hagan generally and completely released the Company and its affiliates of and from any and all claims, liabilities and obligations that arise out of or are related to events, acts, conduct or omissions occurring prior to the Hagan Separation Date, and greed to customary non-disclosure, non-disparagement and cooperation provisions. On December 4, 2015, the Company also entered into a Consulting Agreement (the “Hagan Consulting Agreement”) with Mr. Hagan, effective as of December 12, 2015, pursuant to which Mr. Hagan would be engaged as a consultant to the Company. The Hagan Consulting Agreement will be effective until December 11, 2016, unless extended by mutual consent or earlier terminated by the Company or Mr. Hagan pursuant to the terms set forth therein. During the consulting term, Mr. Hagan will provide up to 20 hours of services per month to the Company upon request. In consideration for such services, Mr. Hagan will receive an hourly consulting fee, as well as reimbursement for reasonable expenses. In addition, Mr. Hagan has agreed to customary non-disclosure, non-solicitation and work product assignment provisions.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. We believe that indemnification under our amended and restated bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our amended and restated bylaws would permit indemnification. We have entered into separate indemnification agreements with our directors and executive officers, including our former executive officers who are named executive officers, in addition to indemnification provided for in our charter documents. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by this person in any action or proceeding arising out of this person’s services as a director or executive officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We also maintain directors’ and officers’ liability insurance.

Board Independence

Our board of directors has determined that all of our directors are independent directors within the meaning of the applicable NASDAQ Stock Market LLC (“NASDAQ”) listing standards, except for Michael A. Narachi, our president and chief executive officer. All of the members of our audit, compensation and nominating/corporate governance committees are independent directors.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accountants’ Fees

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2015 and 2014, by Ernst & Young LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2015	2014

Audit Fees (1)	$533,712	$489,346

Audit Related Fees (2)	—	—

Tax Fees (3)	105,000	10,000

All Other Fees (4)	1,895	1,980

	$640,607	$501,326

(1)	Audit Fees consist of fees billed for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, preparation of comfort letters associated with our follow-on public offerings and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred during fiscal years 2015 or 2014.
(3)	Tax Fees consist of fees for professional services performed by Ernst & Young LLP with respect to an Internal Revenue Code Section 382 study, review of intellectual property transfer to Ireland subsidiary and general tax advice and planning.
(4)	All Other Fees consist of fees billed in the indicated year for subscription to Ernst & Young LLP’s online resource library.

The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2015 and 2014. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

3.4(18)	Amendment to Amended and Restated Bylaws of the Registrant

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(9)	Form of Warrant to Purchase Common Stock

4.3(15)	Indenture dated as of December 6, 2013, by and between the Registrant and Wilmington Trust, National Association, as trustee

4.4(23)	Form of Warrant to Purchase Common Stock

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(4)	Form of Executive Officer Employment Agreement

10.3#(1)	2004 Stock Plan and forms of option agreements thereunder

10.4#(5)	2007 Equity Incentive Award Plan, as amended, and forms of stock option grant notice and stock option agreement thereunder

10.5(16)	2013 Employee Stock Purchase Plan

10.6†(1)	License Agreement dated June 27, 2003 by and between the Registrant and Oregon Health & Science University

10.7†(1)	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University

10.8†(1)	Letter Agreement Amendment to License Agreement dated December 6, 2006 by and between the Registrant and Oregon Health & Science University

10.9(2)	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Registrant and Oregon Health & Science University

10.10(2)	Office Lease dated December 11, 2007 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.11(3)	First Amendment to Lease dated September 23, 2008 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.11(6)	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between the Registrant and Patheon Pharmaceuticals, Inc.

10.12(6)	Manufacturing Services Agreement dated March 12, 2010 by and among the Registrant, Patheon Pharmaceuticals, Inc. and Patheon Inc.

10.13#(7)	Orexigen Therapeutics, Inc. Key Executive Employee Retention Plan

10.14#(8)	Form of Second Amended and Restated Employment Agreement by and between the Registrant and Michael A. Narachi

10.15(10)	Partial Lease Termination Agreement dated February 22, 2012 by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.16#(11)	Amended and Restated Independent Director Compensation Policy

10.17(12)	Second Amendment to Lease dated February 15, 2013 by and between the Registrant and Mullrock3 Torrey Pines, LLC

10.18#(13)	Amendment No. 1 to Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Preston Klassen, M.D.

10.19#(13)	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between the Registrant and Michael A. Narachi

10.20#(14)	Amendment to the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan

10.21†(6)	Amendment No. 1 to Manufacturing Services Agreement dated November 1, 2013 by and between the Registrant, Patheon Pharmaceuticals Inc. and Patheon Inc.

10.22#(17)	Form of Acknowledgment Orexigen Therapeutics, Inc. Recoupment Policy

10.23†(19)	Manufacturing Services Agreement dated September 2, 2014, by and between the Registrant and Takeda Pharmaceutical Company Limited

10.24(20)	Amendment No. 2 to Manufacturing Services Agreement dated September 11, 2014 by and between the Registrant, Patheon Pharmaceuticals Inc. and Patheon Inc.

10.25†(21)	Amended and Restated Naltrexone Hydrochloride Supply Agreement, effective as of January 1, 2015, by and between the Registrant and Mallinckrodt LLC

10.26#(22)	Separation and Consulting Agreement, dated June 25, 2015, by and between the Registrant and Heather D. Turner

10.27#†(21)	Consulting Agreement, dated June 26, 2015, by and between the Registrant and Heather D. Turner

10.28†(27)	Amended and Restated Collaboration Agreement, dated as of July 31, 2015, by and between the Registrant and Takeda Pharmaceutical Company Limited

10.29#(25)	Separation and Consulting Agreement, dated as of September 30, 2015, by and between the Registrant and Mark Booth

10.30#†(24)	Consulting Agreement, dated as of October 1, 2015, by and between the Registrant and Mark Booth

10.31(24)	Third Amendment to Lease, dated as of August 17, 2015, by and between the Registrant and Mullrock 3 Torrey Pines, LLC

10.32(23)	Securities Purchase Agreement, dated September 10, 2015, by and between the Registrant and Baupost Group Securities, L.L.C. (including the Form of Warrant attached thereto as Exhibit B)

10.33#(26)	Separation and Consulting Agreement, dated December 4, 2015, by and between the Registrant and Joseph P. Hagan

10.34#(26)	Consulting Agreement, dated December 4, 2015, by and between the Registrant and Joseph P. Hagan

21.1(28)	Subsidiaries of the Registrant

23.1(28)	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(28)	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Current Report on Form 8-K on December 14, 2007.
(3)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 7, 2008.
(4)	Filed with the Registrant’s Current Report on Form 8-K on January 28, 2010.
(5)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(6)	Filed with the Registrant’s Annual Report on Form 10-K/A on January 26, 2015.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 7, 2011.
(8)	Filed with the Registrant’s Current Report on Form 8-K on June 14, 2011.
(9)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2012.
(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 12, 2013.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2013.
(13)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2013.
(14)	Filed with the Registrant’s Current Report on Form 8-K on September 23, 2013.
(15)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.
(16)	Filed with the Registrant’s Registration Statement on Form S-8 on June 6, 2013.
(17)	Filed with the Registrant’s Current Report on Form 8-K on April 25, 2014.
(18)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 10, 2014.
(20)	Filed with the Registrant’s Annual Report on Form 10-K on February 27, 2015.
(21)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2015.
(22)	Filed with the Registrant’s Current Report on Form 8-K on June 26, 2015.
(23)	Filed with the Registrant’s Current Report on Form 8-K on September 10, 2015.
(24)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 9, 2015.
(25)	Filed with the Registrant’s Quarterly Report on Form 8-K on October 5, 2015.
(26)	Filed with the Registrant’s Quarterly Report on Form 8-K on December 4, 2015.
(27)	Filed with the Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q on January 12, 2016.
(28)	Filed with the Registrant’s Annual Report on Form 10-K on February 26, 2016.
†	Confidential treatment has been granted or requested, as applicable, for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

By:	/s/ Michael A. Narachi
Michael A Narachi
President and Chief Executive Officer

Dated: April 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Narachi Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	April 29, 2016

/s/ Stephen A. Moglia Stephen A. Moglia	VP, Chief Accounting Officer (Principal Financial and Accounting Officer)	April 29, 2016

/s/ Patrick Mahaffy	Chairman of the Board of Directors	April 29, 2016
Patrick Mahaffy

/s/ Louis C. Bock	Director	April 29, 2016
Louis C. Bock

/s/ Brian H. Dovey	Director	April 29, 2016
Brian H. Dovey

/s/ David J. Endicott	Director	April 29, 2016
David J. Endicott

/s/ Peter K. Honig	Director	April 29, 2016
Peter K. Honig, M.D.

/s/ Eckard Weber	Director	April 29, 2016
Eckard Weber, M.D.

/s/ Lota S. Zoth	Director	April 29, 2016
Lota S. Zoth