Form 10-Q
period 2016-03-31
Orexigen Therapeutics, Inc.
filed 2016-05-05
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of May 2, 2016, the registrant had 145,567,820 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	3
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015	4
Unaudited Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and March 31, 2015	5
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3. Defaults Upon Senior Securities	62
Item 4. Mine Safety Disclosures	62
Item 5. Other Information	62
Item 6. Exhibits	63
SIGNATURES	65
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2 EXHIBIT 101

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$67,967	$155,422
Accounts receivable	2,789	6,828
Investment securities, available-for-sale	59,129	58,589
Inventory	15,002	10,802
Restricted cash	115,000	—
Prepaid expenses and other current assets	2,559	2,254

Total current assets	262,446	233,895
Property and equipment, net	1,434	1,284
Prepaid purchase price—Contrave	60,000	—
Other long-term assets	945	1,013
Restricted cash	50,139	138

Total assets	$374,964	$236,330

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,552	$6,485
Accrued clinical trial expenses	4,882	5,820
Accrued expenses	11,333	10,323
Deferred revenue, current portion	9,637	9,613

Total current liabilities	30,404	32,241
Long-term convertible debt	88,998	87,870
Long-term convertible debt, at fair value	120,000	—
Warrant liability, at fair value	41,000	—
Deferred revenue, less current portion	80,245	82,691
Other long-term liabilities	96	150
Commitments and contingencies
Series Z preferred stock, $.001 par value, 219,994 and no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,343	—
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; 219,994 and no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at March 31, 2016 and December 31, 2015; 145,567,820 and 145,544,920 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	146	146
Additional paid-in capital	656,533	653,704
Accumulated other comprehensive income (loss)	(2,766)	215
Accumulated deficit	(643,035)	(620,687)

Total stockholders’ equity	10,878	33,378

Total liabilities and stockholders’ equity	$374,964	$236,330

See accompanying notes.

Note: The Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Collaborative agreement	$2,391	$2,057
Royalties	2,642	2,302

Total revenues	5,033	4,359
Operating expenses:
Research and development	11,801	11,242
General and administrative	16,551	8,584

Total operating expenses	28,352	19,826

Loss from operations	(23,319)	(15,467)
Other income (expense):
Interest income	123	63
Interest expense	(1,936)	(1,829)
Foreign currency gain, net	2,784	—

Total other income (expense)	971	(1,766)

Net loss	$(22,348)	$(17,233)

Basic and diluted net loss per share	$(0.15)	$(0.14)

Basic and diluted shares used in computing net loss per share	145,557	123,884

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(22,348)	$(17,233)
Other comprehensive income (loss)
Foreign currency translation loss	(3,020)	—
Unrealized gain on investment securities	38	42

Other comprehensive income (loss)	(2,982)	42

Comprehensive loss	$(25,330)	$(17,191)

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(22,348)	$(17,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	65	260
Accretion of debt discount	1,116	1,025
Depreciation	78	51
Stock-based compensation	2,792	4,109
Deferred revenue	(2,687)	(2,057)
Unrealized foreign currency gain	(2,398)	—
Other non-cash adjustments	18	14
Changes in operating assets and liabilities:
Accounts receivable	4,039	(1,959)
Inventory	(4,096)	(158)
Prepaid expenses and other current assets	(303)	196
Other assets	64	(4)
Accounts payable and accrued expenses	(1,890)	(3,845)
Deferred rent and lease incentives	(54)	(48)

Net cash used in operating activities	(25,604)	(19,649)
Investing activities
Purchases of securities available-for-sale	(23,600)	(37,594)
Maturities of securities available-for-sale	23,033	25,100
Restricted cash	(165,000)	—
Prepaid purchase price—Contrave	(60,000)	—
Purchase of property and equipment	(228)	(11)

Net cash used in investing activities	(225,795)	(12,505)
Financing activities
Proceeds from convertible debt issuance	120,000	—
Proceeds from issuance of warrants	41,000	—
Proceeds from issuance of Series Z Preferred	3,343	—
Proceeds from issuance of common stock	36	2,986

Net cash provided by financing activities	164,379	2,986
Effect of exchange rate changes on cash	(435)	—

Net decrease in cash and cash equivalents	(87,455)	(29,168)
Cash and cash equivalents at beginning of period	155,422	104,243

Cash and cash equivalents at end of period	$67,967	$75,075

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States. Contrave was launched commercially in the United States by the Company’s partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. In addition, the Company has experienced losses since its inception, and as of March 31, 2016, had an accumulated deficit of $643.0 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

The balance sheet as of December 31, 2015 has been derived from the audited financial statements as of December 31, 2015 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Issuance of Debt and Equity

        The Company issued complex financial instruments which include both equity and debt features. The Company analyzes each instrument under FASB ASC 480, Distinguishing Liabilities From Equity, FASB ASC 815, Derivatives and Hedging and FASB ASC 470, Debt in order to establish whether such instruments include embedded derivative or beneficial conversion features. The Company also analyzed the warrants issued under FASB ASC 815.

Fair Value Option

As permitted under FASB ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes that were issued during the quarter ended March 31, 2016. In accordance with ASC 825 the Company records these convertible notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. Similar in nature to a redemption right, the Company’s Series Z Preferred Stock features a contingent right to receive payment from the Company in the event of certain fundamental changes, some of which are not within the Company’s control as of March 31, 2016. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of warrants issued in 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the warrants are exercised or expired. Any change in the fair value of the warrants is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations.

Prepaid Purchase Price – Contrave

In March 2016, the Company entered into a Separation Agreement with Takeda. As of March 31, 2016, the Company accounted for the purchase consideration of $60 million paid to Takeda as a prepaid noncurrent asset, as control of the net assets has not transferred to the Company. Once control of the net assets has transferred from Takeda, the Company will record this transaction as a business combination, (see Note 11 for further details).

Restricted Cash

Any cash that is legally restricted from use is recorded in restricted cash on the balance sheets. The convertible senior secured notes due 2020 as executed in March 2016 (See Note 10) requires the Company to maintain a minimum account balance which is considered to be restricted cash. The required restricted cash amounts are $165.0 million, $100.0 million and $50.0 million until December 21, 2016, March 21, 2017 and June 21, 2017, respectively. The restricted cash balance was $165.1 million and $138,000 on March 31, 2016 and December 31, 2015, respectively.

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

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred and present those amounts separately as deferred charges. However, the discount or premium resulting from the difference between the net proceeds received upon debt issuance and the amount payable at maturity is presented as a direct deduction from or an addition to the face amount of the debt. The Company adopted the new guidance in the first quarter of 2016 and the adoption did not have a material impact on the consolidated financial statements. As a result of the adoption, prior year amounts were reclassified to conform to the current year presentation. The adoption of this guidance resulted in the reclassification of approximately $247,000 and $259,000 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long term debt on our consolidated balance sheet on March 31, 2016 and December 31, 2015, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain targeted provisions. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-01 on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on the consolidated financial statements and related disclosures.

3. Net Loss per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method or if converted method.

For purposes of this calculation, options, warrants and shares underlying convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(22,348)	$(17,233)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	145,557	123,884

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.14)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	14,042	14,042
Common stock options outstanding	23,303	19,624

	37,345	33,666

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, including debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Investment securities, available-for-sale, consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Maturity in	Amortized	Unrealized
	Years	Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$37,347	$12	$(1)	$37,358
U.S. Treasury securities	Less than 1	12,015	7	—	12,022
Corporate debt securities	Less than 1	9,738	12	(1)	9,749

Total investment securities		$59,100	$31	$(2)	$59,129

December 31, 2015	Maturity in	Amortized	Unrealized
	Years	Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$36,748	$7	$(12)	$36,743
Corporate debt securities	Less than 1	9,803	$—	$(2)	9,801
U.S. Treasury securities	Less than 1	12,046	—	(1)	12,045

Total investment securities		$58,597	$7	$(15)	$58,589

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2016 and 2015.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$196,238	$196,238	$—	$—
U.S. government agency securities	37,358	—	37,358	—
U.S. Treasury securities	12,022	—	12,022	—
Corporate debt securities	12,174	—	12,174	—

Total assets measured at fair value	$257,792	$196,238	$61,554	$—

Liabilities:
Convertible debt	$120,000	$—	$—	$120,000
Warrants	41,000	—	—	41,000

Total liabilities measured at fair value	$161,000	$—	$—	$161,000

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2016 and March 31, 2015.

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2016 (in thousands):

Warrant Liabilities - January 1, 2016	$—
Fair value of warrant liability on date of issuance (March 21, 2016)	41,000
Change in fair value of warrant liability	—

Fair value of warrant liability - March 31, 2016	$41,000

Convertible Debt - January 1, 2016
Convertible debt at fair value Balance - January 1, 2016	$—
Fair value of convertible debt on date of issuance (March 21, 2016)	120,000
Change in fair value of convertible debt	—

Convertible debt at fair value Balance - March 31, 2016	$120,000

In March 2016, the Company issued $165.0 million in aggregate principal amount of 0.0% convertible senior notes, which included the principal amount of the convertible note, a conversion feature, warrant coverage, and preferred shares.

To measure the fair value of the principal amount, the Company used an income approach, discounting the principal amount due under the convertible note by market interest rates by potential scenario. To measure the fair value of the conversion feature of the convertible note, a Black-Scholes option pricing model was utilized. The Black-Scholes option pricing model utilized the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. Assumptions used in the estimates represent what market participants would use in pricing the liability components, including market interest rates, credit standing, yield curves, volatilities, and risk-free rates, all of which are defined as Level 2 observable inputs. The estimated implied interest rates were applied to the principal amount of the convertible note by scenario and were weighted based on the probability of each scenario occurring. The estimated volatilities and the risk-free rates were incorporated into the Black-Scholes option pricing models for the conversion feature of the convertible note by scenario and were weighted based on the probability of each scenario occurring. Scenarios and probabilities were based on Company management estimates and were incorporated into the determination of the fair values of the principal amount and the conversion feature of the convertible note.

To measure the fair value of the warrant coverage component, a Black-Scholes option pricing model was utilized. The Black-Scholes option pricing model utilized the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. Assumptions used in the estimates represent what market participants would use in pricing the component, including volatilities and risk-free rates, which are defined as Level 2 observable inputs. The estimated volatilities and the risk-free rates were incorporated into the Black-Scholes option pricing models for the warrants by scenario and were weighted based on the probability of each scenario occurring. Scenarios and probabilities were based on Company management estimates and were incorporated into the determination of the fair value of the warrant coverage.

The fair values of the principal amount of the convertible note, the conversion feature of the convertible note and the warrant coverage were impacted by certain unobservable inputs, most significantly with regards to the discount rates, probabilities of certain scenarios occurring, expected volatility, share price performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

6. Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$7,141	$8,619
Work in process	1,962	708
Finished goods	5,899	1,475

	$15,002	$10,802

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life	March 31,	December 31,
	In Years	2016	2015
Furniture and fixtures	5	$1,202	$1,202
Computer equipment and software	3 to 5	555	553
Leasehold improvements	5	644	644
Manufacturing equipment	5	663	664
Asset under construction		664	437

		3,728	3,500
Less accumulated depreciation and amortization		(2,294)	(2,216)

		$1,434	$1,284

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued compensation related expenses	$2,130	$4,115
Inventory received, not invoiced	4,122	2,032
Accrued income taxes	—	1,346
Accrued marketing and market research expenses	2,048	559
Accrued research and development expenses	543	889
Accrued interest on convertible notes	1,054	264
Accrued legal and professional expenses	1,041	353
Other accrued expenses	395	765

	$11,333	$10,323

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
General and administrative	$1,822	$2,963
Research and development	970	1,146

	$2,792	$4,109

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2016	2015
Expected life (in years)	5.8	5.6
Expected volatility	94.7%	93.9%
Risk-free interest rate	1.5%	1.5%
Expected dividend yield	—	—

The Company granted an aggregate of 3.4 million performance-vesting stock units (PSUs) to certain employees during the three months ended March 31, 2016, of which no shares vested during the quarter. These PSUs are subject to vesting in 20% installments over five years from the date of grant but will only be earned during such five year period if pre-determined share price hurdles relating to the 20-trading day average of the closing price of the Company’s common stock are attained. The expense associated with these awards is being recognized over the anticipated service period.

10. Convertible Debt

0% Convertible Senior Secured Notes due 2020

On March 21, 2016, the Company closed an offering (the “Offering”) of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020 (the “2016 Notes”) and related warrants (“Warrants”) to purchase up to 219,999,994 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock” and, together with the 2016 Notes, Warrants and Common Stock underlying the 2016 Notes and Warrants, the “Securities”) to qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to a securities purchase agreement, dated March 15, 2016 (the “Securities Purchase Agreement”), by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C. (collectively, “Baupost”), which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding Common Stock.

The 2016 Notes will mature on July 1, 2020, unless earlier repurchased, redeemed or converted in accordance with the Indenture. Following the Trigger Date (as defined below), the 2016 Notes must be settled in cash until the Company obtains the requisite approval from its stockholders (“Stockholder Approval”) to (a) amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized but unissued shares of Common Stock to an amount sufficient to permit the conversion of all outstanding 2016 Notes and Warrants into shares of Common Stock at the then applicable Conversion Rate (as defined below) or Exercise Price (as defined below), as applicable; (b) approve the sale and issuance of the maximum number of shares of Common Stock upon conversion of the 2016 Notes and exercise of the Warrants, based on the then applicable Conversion Rate or Exercise Price (as defined below), as applicable, as required by Nasdaq Rule 5365; and (c) approve the sale and issuance of the shares of Common Stock upon conversion of 2016 Notes and exercise of the Warrants to Baupost that may result in a change of control (as interpreted by The Nasdaq Stock Market LLC) of the Company as required by Nasdaq Rule 5365(b). From and after September 21, 2016 (the “Trigger Date”) and if Stockholder Approval has not been obtained, all or any portion of the aggregate principal amount of the 2016 Notes shall be convertible, at any time, in the sole discretion of the holder, into an amount of cash determined by multiplying (i) the Conversion Rate by (ii) the average of the volume weighted average price per share during a 5-day observation period (the “Average Daily VWAP”); in addition, if the Company does not receive Stockholder Approval by the Trigger Date, the 2016 Notes held by qualifying Purchasers will bear interest at a rate of 8.0% per annum and the Conversion Rate shall be increased by 20% until Stockholder Approval is obtained. From and after the date that the Company obtains Stockholder Approval, the 2016 Notes shall only be convertible (without regard to the Trigger Date) into shares of Common Stock of the Company at the Conversion Rate. In the event of a change of control transaction at any time and without regard to the Trigger Date or whether Stockholder Approval is obtained, the 2016 Notes will be convertible for a period beginning on the closing of such change of control transaction and ending 35 Trading Days after the closing of such transaction.

The Conversion Rate will initially be 1,333.33 shares of Common Stock for each $1,000 principal amount of 2016 Notes, which represents an initial conversion price of $0.75 per share of Common Stock. The Conversion Rate and the corresponding conversion price will be subject to adjustment for certain events, but will not be adjusted for accrued and unpaid interest.

If one or more Events of Default occurs then unless the principal of all of the 2016 Notes shall have already become due and payable, either the Trustee or the holders of at least 25% in aggregate principal amount of the 2016 Notes then outstanding, by notice in writing to the Company (and to the Trustee if given by holders), may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2016 Notes to be due and payable immediately, and upon any such declaration the same will become and will automatically be immediately due and payable. If an Event of Default resulting from a voluntary or involuntary liquidation, reorganization, or other relief occurs and is continuing, 100% of the principal of, and accrued and unpaid interest, if any, on, all 2016 Notes shall become and shall automatically be immediately due and payable.

Upon the occurrence of certain fundamental changes or adverse events related to the regulatory approval for, commercialization of, and net sales of Contrave, as described in the Indenture, holders of the 2016 Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their 2016 Notes at a repurchase price equal to 100% of the aggregate principal amount of 2016 Notes. The 2016 Notes will not be redeemable by the Company, in whole or in part, prior to the receipt of Stockholder Approval. From and after the receipt of Stockholder Approval, the 2016 Notes will not be redeemable, in whole or in part, without the consent of the holders of not less than 70% in aggregate principal amount of the 2016 Notes at the time outstanding.

On March 21, 2016, the Company entered into a Security Agreement by and among the Company, the guarantors party thereto from time to time and U.S. Bank National Association, as the collateral agent, pursuant to which the Company granted a first-priority security interest in substantially all of the Company’s current and future assets, subject to customary exclusions, to secure the Company’s obligations under the Indenture. The security interests shall be released once less than 25% of the original principal amount of 2016 Notes issued on the date of the Indenture remains outstanding.

The Purchasers received Warrants exercisable for a number of shares of Common Stock equal to the aggregate principal amount of the 2016 Notes acquired by the Purchasers, multiplied by the Conversion Rate. The exercise price of the Warrants is $1.50 (the “Exercise Price”) and the Warrants expire on September 21, 2026. From and after the Trigger Date and if Stockholder Approval has not been obtained, all or any portion of the Warrants will be exercisable, at any time, in the sole discretion of the holder, into an amount of cash determined by multiplying the number of Warrants exercised by the sum of: (i) the Average Daily VWAP minus (ii) the Exercise Price. From and after the date that the Company obtains Stockholder Approval, the Warrants shall only be exercisable (without regard to the Trigger Date) for a number of shares of Common Stock of the Company at the Exercise Price. In the event of a change of control transaction at any time and without regard to the Trigger Date or whether Stockholder Approval is obtained, the Warrants will be exercisable for a period beginning on closing of such change of control transaction and ending 35 days after such transaction. Given the cash settlement features described above the warrants were classified as liabilities and measured at fair value of $41.0 million as of March 21, 2016. There were no changes in fair value from March 21, 2016 through March 31, 2016.

Due to the complexity and number of embedded features within the convertible note and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features (collectively, the “hybrid instrument”) under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the statement of operations. Direct costs and fees incurred to issue the convertible notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of general and administrative expense for the three months ended March 31, 2016.

In connection with the Offering the Company issued 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock”).

The Series Z Preferred Stock is not convertible and does not pay or accrete dividends. The Series Z Preferred Stock is entitled to a liquidation preference upon a Fundamental Change, which includes a change of control. Upon a Fundamental Change, the Company must pay each holder an amount equal to the lesser of (i) the amount by which $975 exceeds the amount received by holders of each 1,000 shares of Common Stock (subject to adjustment for stock splits, dividends, etc.) and (ii) $225; provided however that, if $975 does not exceed the amount received by holders of each 1,000 shares of Common Stock (subject to adjustment for stock splits, dividends, etc.), then the Fundamental Change Amount will be $0.

The Series Z Preferred Stock expires on the earlier to occur of (a) December 31, 2020 or (b) upon receipt of the consent of the holders of at least seventy percent (70%) of the outstanding shares of Series Z Preferred Stock, voting as a separate class. Expiration requires no cash outlay by the Company. The Series Z Preferred Stock is classified outside of permanent equity, since all of the contingent events requiring payment are not solely within the Company’s control. The gross proceeds received on March 21, 2016, in the Offering, net of fees paid directly to the note holders, were be allocated to the initial fair value of the Warrants and Notes with the residual amount of approximately $3.3 million allocated to the Series Z Preferred Stock.

2.75% Convertible Senior Notes due 2020

In December 2013, the Company issued $115.0 million in aggregate principal amount of 2.75% convertible senior notes due 2020 (“2013 Notes”) in an offering to qualified institutional buyers conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. Debt issuance costs of approximately $488,000 were primarily comprised of legal, accounting and other professional fees, the majority of which were recorded as a reduction to the 2013 Notes on the consolidated balance sheet and are being amortized to interest expense over the seven-year term of the 2013 Notes.

The Company has the option to settle the 2013 Notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate for the Notes will initially be 122.1225 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $8.19 per share of common stock, and is subject to adjustment under the terms of the Notes.

The 2013 Notes will mature on December 1, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding September 1, 2020, holders may convert all or a portion of their 2013 Notes only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day, or (3) upon the occurrence of specified corporate transactions. On and after September 1, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert all or a portion of their 2013 Notes at any time, regardless of the foregoing circumstances. Holders of the Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain events.

The Company pays 2.75% interest per annum on the principal amount of the 2013 Notes semi-annually in arrears in cash on June 1 and December 1 of each year, beginning on June 1, 2014. If a designated event, as defined in the indenture for the 2013 Notes, including, but not limited to, a change in control, certain mergers or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the Notes may require the Company to repurchase all or a portion of their 2013 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2013 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Company accounts separately for the liability and equity components of the 2013 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the 2013 Notes without the conversion option. The Company estimated the implied interest rate of its 2013 Notes to be 8.69%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2013 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million in aggregate principal amount. The $31.3 million difference between the cash proceeds and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2013 Notes were not considered redeemable.

A summary of the liability and equity components of the 2013 Notes is as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(25,755)	(26,871)
Unamortized debt issuance costs	(247)	(259)

Long term convertible debt	$88,998	$87,870

Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	4.8 years	5.0 years

11. Technology, License and Distribution Agreements

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

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”), which terminates the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda, effective automatically upon the end of a transition period, which will be the earlier of (i) the date that is 180 days after the closing of the transactions contemplated by the Separation Agreement, (ii) September 30, 2016, (iii) the date of first commercial sale of Contrave by the Company in the United States or (iv) the effective date of the Company’s notice to Takeda that it is terminating the transition period under the Separation Agreement. In general, the obligations of the parties under the Restated Collaboration Agreement continue until the end of the transition period. The Separation Agreement provides for the transfer of certain rights and assets to the Company and provides for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any year following the end of the transition period. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The Separation Agreement is not terminable by the parties.

In connection with the Separation Agreement, the Company made a $60.0 million prepayment for the acquisition of the Contrave business and will pay an additional $15.0 million at the end of the transition period assuming Takeda meets its obligations under the Separation Agreement. The acquisition date for a business is the date on which the Company obtains control of the acquiree, which will not occur until the end of the transition period currently expected to terminate in the third quarter of 2016.

As of March 31, 2016, the Company accounted for the purchase consideration of $60.0 million as a prepaid noncurrent asset, as control of the net assets has not transferred to the Company. Once control of the net assets has transferred, the Company will record this transaction as a business combination, in accordance with ASC 805, Business Combinations. The acquisition may result in the recognition of a loss or gain resulting from the settlement of the preexisting collaboration relationship, including recognition of any off-market component of the existing agreement offset by the recognition of existing deferred revenue. Proceeds paid to Takeda to acquire the business will be adjusted to reflect the settlement of the pre-existing collaboration relationship.

For the three months ended March 31, 2016, the Company recognized revenues under The Restated Collaboration Agreement of approximately $5.0 million, including approximately $2.6 million in royalties earned for the sale of Contrave by Takeda and approximately $2.3 million in continued recognition of the up front and non-substantive milestone payments. At March 31, 2016, deferred revenue under this agreement totaled $83.3 million.

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

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of the officers and current and former members of the board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit seeks, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and the Company’s shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

These statements include but are not limited to statements regarding: the potential for Contrave®/Mysimba™ to achieve commercial success globally; the potential to obtain marketing authorizations outside the United States and Europe or commercialization partner(s) for Contrave; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; our ability to carry out the commercial launch of Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that of the data/results from past clinical trials may not be predictive of results from future clinical trials; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

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

In March 2016, we and Takeda entered into a separation agreement, or separation agreement, which will terminate our collaboration agreement, effective at the end of a transition period, expected to end in September 2016, under which Takeda was responsible for the commercialization of Contrave in the United States, among other responsibilities. We have the ability to end the transition period earlier by providing Takeda with 45 days’ written notice. The separation agreement is not terminable by us or by Takeda. As a result of the termination of our collaboration, we will be solely responsible for developing and commercializing Contrave within the United States and the rest of the world and will be responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

In March 2015, the European Commission granted centralized marketing authorization for Contrave (under the name Mysimba™) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (>18 years) with an initial Body Mass Index of > 30 kg/m2 (obese), or > 27 kg/m2 to <30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states.

On March 21 2016, the Company closed an offering (the “Offering”) of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020 (the “2016 Notes”) and related warrants (“Warrants”) to purchase up to 219,999,994 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock” and, together with the 2016 Notes, Warrants and Common Stock underlying the 2016 Notes and Warrants, the “Securities”) to qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to a securities purchase agreement, dated March 15, 2016 (the “Securities Purchase Agreement”), by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C., which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding Common Stock.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have incurred significant net losses since our inception. As of March 31, 2016, we had an accumulated deficit of $643.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $5.0 million in revenue for the three months ended March 31, 2016, resulting from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda as these payments were determined to meet the definition of a substantive milestone. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement. For the three months ended March 31, 2016, we recognized revenues under this agreement of $5.0 million, including approximately $2.6 million in royalties earned for the sale of Contrave by Takeda and approximately $2.4 million in amortization of deferred revenue. At March 31, 2016, deferred revenue under this agreement totaled $83.3 million.

Other than the amortization of the upfront payment of $50.0 million and regulatory/development milestones totaling $100.0 million from Takeda, our ability to generate revenue in the near term will depend solely on the success of Takeda sales of Contrave in the U.S. during the transition period associated with the separation agreement and our sales of Contrave following the end of the transition period. Pursuant to an amended and restated collaboration we entered into with Takeda in July 2015, we are eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, on increasing levels of net sales of Contrave in the United States during the remainder of the transition period. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, Takeda’s ability to market and sell Contrave during the transition period, our ability to continue to market and sell Contrave following the end of the transition period, and coverage and reimbursement by third-party payors.

Takeda accounted for 99% of our revenue for three months ended March 31, 2016.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Costs of external service providers:
Obesity	$7,631	$7,508
Other	320	69

Subtotal	7,951	7,577
Internal costs	2,880	2,519
Stock-based compensation	970	1,146

Total research and development expenses	$11,801	$11,242

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the EMA. Future development expenses will depend on the conduct of the new CVOT and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, commercial, finance, accounting and internal support functions. In addition, general and administrative expenses include professional fees for legal, consulting and accounting services. We anticipate general and administrative expenses to increase substantially as we establish our sales and marketing capability to sell Contrave in the United States.

Interest and Other (Expense), Income net

Interest and Other (Expense), Income net, consists principally of interest expense incurred on the 2013 Notes, offset by income earned on marketable securities.

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

The significant changes in the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are disclosed as follows;

Issuance of Debt and Equity

The Company issued complex financial instruments which include both equity and debt features. The Company analyzes each instrument under FASB ASC 480, Distinguishing Liabilities From Equity, FASB ASC 815, Derivatives and Hedging and FASB ASC 470, Debt in order to establish whether such instruments include embedded derivative or beneficial conversion features. The Company also analyzed the warrants issued under FASB ASC 815.

Fair Value Option

As permitted under FASB ASC 825, Financial Instruments, (“ASC 825”), the Company has elected the fair value option to account for its convertible notes that were issued during the quarter ended March 31, 2016. In accordance with ASC 825 the Company records these convertible notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. Similar in nature to a redemption right, the Company’s Series Z Preferred Stock features a contingent right to receive payment from the Company in the event of certain Fundamental Changes, some of which are not within the Company’s control as of March 31, 2016. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of warrants issued in 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value, subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations.

Prepaid Purchase Price – Contrave

In March 2016, the Company entered into a Separation agreement with Takeda. As of March 31, 2016, the Company accounted for the purchase consideration of $60 million paid to Takeda as a prepaid asset, as control of the net assets has not transferred from Takeda to the Company. Once control of the net assets has transferred from Takeda, the Company will record this transaction as a business combination (see Note 11 for further details).

Restricted Cash

Any cash that is legally restricted from use is recorded in restricted cash on the balance sheets. The convertible senior secured notes due 2020 as executed in March 2016 (See Note 10) requires the Company to maintain a minimum account balance which is considered to be restricted cash. The restricted cash balance was $165.1 million and $138,000 on March 31, 2016 and December 31, 2015, respectively.

Results of Operations

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

Revenues. Revenues for each of the three months ended March 31, 2016 and 2015 were $5.0 million and $4.4 million, respectively, and represent revenues recognized under our collaboration agreement with Takeda. This increase was due primarily to an increase of approximately $300,000 of royalty revenue for the sales of Contrave by Takeda for the three months ended March 31, 2016.

Research and Development Expenses. Research and development expenses increased to $11.8 million for the three months ended March 31, 2016 from $11.2 million for the comparable period during 2015. This increase of approximately $600,000 was due primarily to an increase in consulting activities in the quarter ended March 31, 2016 as compared to 2015.

General and Administrative Expenses. General and administrative expenses increased to $16.5 million for the three months ended March 31, 2016 from $8.6 million for the comparable period during 2015. This increase of approximately $7.9 million was due primarily to an increase in legal and other fees related to the March 2016 debt offering of $5.9 million, an increase of consulting costs related to commercial activities of $2.1 million, and an increase in salaries and personnel related costs of $1.3 million. These increases were partially offset by a decrease in stock-based compensation expense of $1.1 million.

Interest Income. Interest income increased to $123,000 for the three months ended March 31, 2016 from $63,000 in 2015. This increase of approximately $60,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2015.

Interest Expense. Interest expense increased to $1.9 million for the three months ended March 31, 2016 from $1.8 million in 2015.

Foreign Currency Gain (Loss) net. Foreign currency gain net increased to $2.8 million for the three months ended March 31, 2016. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through March 31, 2016, we received net proceeds of approximately $798.5 million from the issuance of equity and convertible debt securities as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 1,053,572 shares of common stock for aggregate net proceeds of $14,801;

•

in March 2004, we issued and sold a total of 9,322,035 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 14,830,509 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 8,771,930 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 8,050,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 7,326,435 shares of common stock for aggregate net proceeds of $74.9 million;

•	in July 2009, we issued and sold a total of 11,500,000 shares of common stock for aggregate net proceeds of $81.6 million;

•	in December 2011, we issued and sold a total of 5,646,173 shares of common stock and common stock warrants to purchase up to 56,461,730 shares for aggregate net proceeds of $86.9 million;

•	in October 2012, we issued and sold a total of 11,000,000 shares of common stock for aggregate net proceeds of $56.5 million; and

•	in December 2013, we issued the 2013 Notes for aggregate net proceeds of $110.5 million; and

•

in September 2015, we issued and sold a total of 20.0 million shares of common stock and common stock warrants to purchase 5.0 million shares of our common stock for aggregate net proceeds of $59.8 million; and

•	in March 2016, we issued the 2016 Notes, warrants to purchase up to 219,999,994 shares of common stock and 219,994 shares of Series Z Preferred Stock for aggregate net proceeds of $164.5 million.

As of March 31, 2016, we had $68.0 million in cash and cash equivalents and an additional $59.1 million in investment securities, available-for-sale. As of March 31, 2016, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. The Company also had $165.1 million in restricted cash as of March 31, 2016 as required by our 2016 financing agreements. The required restricted cash amounts are $165.0 million, $100.0 million and $50.0 million until December 21, 2016, March 21, 2017 and June 21, 2017, respectively.

Net cash used in operating activities was $25.6 million and $19.6 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $225.8 million and $12.5 million for the three months ended March 31, 2016 and 2015, respectively. In 2016, restricted cash increased by $165.0 million as required by the issuance of the 2016 Notes. In the first quarter of 2016, we made a $60.0 million prepayment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $164.4 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. In the first quarter of 2016, we received approximately $164.3 million net proceeds from the issuance of convertible debt, warrants and preferred stock. The net cash provided by financing activities in 2015 and 2014 also included proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones and royalties related to Contrave.

We have a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 76,315 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at March 31, 2016 for Contrave sales was approximately $132,000.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the successful commercialization of Contrave;

•	the scope and cost of the post-marketing requirements for Contrave in the U.S. and Mysimba in the E.U.;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave;

•	the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of additional regulatory approvals for Contrave, if at all; and

•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents and investment securities, available-for-sale, and anticipated product revenue, will be sufficient to meet our projected operating requirements through the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, potential milestone payments under our existing collaboration agreement, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources and future product revenue will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the sales, milestones and royalties related to Contrave. As a result of the termination of our collaboration with Takeda, we will be solely responsible for developing and commercializing Contrave within the United States and the rest of the world and will be responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave, including the new CVOT. We will incur substantial costs as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. We will incur substantial additional development expenses to pay for the new CVOT for Contrave.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2016 consisted primarily of money market funds, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our management has concluded as of March 31, 2016, our disclosure controls and procedures are effective.

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

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of the officers and current and former members of the board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit seeks, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and the Company’s shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, the Company and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Business and Industry

*Our success for the foreseeable future is dependent solely on the success of our approved product, Contrave® (naltrexone HCI and bupropion HCI) extended release, or ER, tablets.

To date the majority of our resources have been focused on the research and development of Contrave. In September 2014, the U.S. Food and Drug Administration, or the FDA, approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission, or the EC, granted a centralized marketing authorization for Contrave (under the name Mysimba®) that is valid in all 28 European Union member states, as well as Norway, Ireland and Lichtenstein, for Mysimba to be placed on the market. We are now focused on the commercialization of Contrave in the United States. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. In addition, in May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., obtained regulatory approval for Contrave in South Korea. Kwang Dong expects to begin marketing Contrave in the second half of 2016. We own all marketing rights for Contrave outside the United States and South Korea and, following the end of a transition period which is expected to be in September 2016, we will own all marketing rights for Contrave in the United States as well. Although we are currently advancing plans for the commercial launch of Mysimba in certain markets in Central and Eastern Europe and Turkey with our partner, Valeant Pharmaceuticals, while in parallel continuing partnering discussions for the rights to Contrave and Mysimba in other markets in the European Union and other territories outside the United States, our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

*If Contrave does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

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

*Our collaboration agreement with Takeda will terminate at the end of a transition period, which is expected to end in September 2016. If we are unable to implement the transition plan agreed upon between us and Takeda, the further development and commercialization of Contrave in the United States will likely suffer.

In March 2016, we and Takeda entered into a separation agreement, or separation agreement, which will terminate our collaboration agreement, effective at the end of a transition period, expected to end in September 2016, under which Takeda was responsible for the commercialization of Contrave in the United States, among other responsibilities. We have the ability to end the transition period earlier by providing Takeda with 45 days written notice. The separation agreement is not terminable by us or by Takeda.

As a result of the termination of our collaboration, we will be solely responsible for developing and commercializing Contrave within the United States and the rest of the world and will be responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave. We cannot assure you that our efforts to transition Takeda’s collaboration responsibilities will be successful on the timeline required by the separation agreement. If we are unable to successfully transition Takeda’s collaboration activities to us during the transition period, sales of Contrave in the United States will likely suffer, which would harm our business, prospects, financial condition and results of operations.

*If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell Contrave in the United States, we may not be able to effectively market and sell Contrave and generate product revenue.

In March 2016, we and Takeda entered into the separation agreement, which sets forth the terms of the termination of our amended and restated collaboration agreement following the end of a transition period. Following such transition, we will be solely responsible for all development and commercialization activities for Contrave in the United States. We do not currently have an organization for the development, sale, marketing or distribution of Contrave and we must build this organization or make arrangements with third parties to perform these functions in order to continue sales of Contrave and any future products. We intend to establish a sales organization to sell Contrave in the United States. The establishment and development of our own sales force or the establishment of a contract sales force in the United States will be expensive and time consuming and we cannot be certain that we will be able to successfully develop this capacity before the end of the transition period or at all. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize Contrave, we will need to contract with third parties to market and sell Contrave in the United States.

*Even though Contrave received regulatory approval from the FDA and the EC, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. The trial, which we refer as the CONVENE Trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, with all responsibilities for the continued development of Contrave transitioning to us pursuant to the separation agreement, we are currently evaluating the most effective and efficient means of transitioning the ongoing development work related to Contrave, including the CVOT. We cannot assure you that CONVENE, or any new CVOT, will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States and the European Union, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

*Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States and the European Union and may adversely impact our ability to maintain regulatory approval in the United States and the European Union.

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

Contrave competes with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than Contrave. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our collaborative partner are able to charge for Contrave and any future products. Vivus, Inc. commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia in September 2012. Eisai Inc., the collaboration partner of Arena Pharmaceuticals, Inc., or Arena, commercially launched lorcaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may already have built a significant competitive advantage as Contrave did not become commercially available in the United States until October 2014. Moreover, Novo Nordisk’s product, Saxenda, received FDA and European Commission approval and commercially launched in the United States in April 2015, with launches in additional markets planned in the future. These products represent additional competition and potential negative pricing pressure with respect to Contrave. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the commercialization of Contrave.

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

*We and our partners are subject to uncertainty relating to reimbursement policies which, if not favorable to Contrave, could hinder or prevent Contrave’s commercial success.

Our ability and our partners’ ability to commercialize our approved product successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish favorable coverage and reimbursement levels for our product and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or our collaborative partner will be able to obtain adequate third-party coverage or reimbursement for our product in whole or in part.

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

*We have limited sales and marketing experience and resources, and if we do not enter into additional collaboration, distribution or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States and our ability to generate revenues may be delayed or limited.

To date, the marketing of Contrave has been focused on large markets traditionally served by general and family practitioners and internists. General physicians number in the several hundred thousand in the United States and hundreds of thousands outside the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into an amended and restated collaboration agreement with Takeda in July 2015 to further develop and commercialize Contrave in the United States. However, following the end of a transition period expected in September 2016, we will assume full responsibility for the continued development and commercialization of Contrave in the United States which will require significant resources. In addition, we have a distribution agreement with Valeant Pharmaceuticals for the sale of Contrave in certain Central and Eastern European countries and Turkey and we have an agreement with Kwang Dong Pharmaceutical Company, Ltd. for commercialization of Contrave in South Korea. In order to expand the market opportunity for Contrave we must either establish additional sales and marketing collaborations, additional distribution or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence. We may not be able to enter into additional collaboration, distribution or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration, distribution or co-promotion arrangements for Contrave/Mysimba in additional geographies and we must develop our own sales and marketing presence to address the large market of general and family practitioners and internists in these geographic areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. We also face competition in our search for collaborators, co-promoters and sales force personnel. If our competitors are able to establish collaboration, distribution or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave/Mysimba outside the United States will be limited and as a result our competitors may be more successful in marketing and selling their products in these geographic areas. Even if we do enter into additional collaboration, distribution or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

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

*Delays in the commencement, the transfer and delivery of clinical trial information, the transition of clinical trials or completion of clinical trials or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs, maintain or receive additional regulatory approvals and/or generate revenues.

Delays in the commencement, the transfer and delivery of clinical trial information, the transition of clinical trials, including the transition of the CONVENE trial, or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain or receive additional regulatory approvals. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information, the transition of clinical trials and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•	retaining patients who have initiated a clinical trial, but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•	the status of our collaborative relationship with Takeda with respect to the post-marketing requirements which are being completed by Takeda during the transition period; and

•	timely collection, review and analysis of our clinical trial data.

A clinical trial may be suspended or terminated by us, a development partner, the FDA (or an equivalent regulatory authority outside the United States), the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

*Contrave may cause undesirable side effects that could delay or prevent commercialization, limit the commercial profile of an approved label, result in significant negative consequences following marketing approval or delay or prevent regulatory approval.

Undesirable side effects caused by our product could cause regulatory authorities to withdraw or limit their approval of the product or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Contrave has been evaluated in four completed Phase III clinical trials, which we refer to collectively as the Contrave Obesity Research, or COR, program. Across the entire COR program, seven patients experienced serious adverse events that were attributed by investigators as possibly related or related to Contrave treatment. These consisted of cholecystitis (gallbladder inflammation) (2), seizure (2), palpitations (1), paresthesia (1) and vertigo (1). The most frequently observed treatment-emergent adverse events were nausea, constipation, headache, vomiting, dizziness, insomnia, dry mouth and diarrhea. Nausea was the leading adverse event resulting in discontinuation; however, for the majority of patients experiencing nausea, it was mild to moderate, transient and manageable. In the Light Study 50% interim analysis, which interim analysis was completed in connection with the termination of the Light Study in 2015 and was designed only as an early and preliminary assessment of safety to support regulatory approvals of Contrave, there were no unexpected new safety signals observed. Serious adverse events and adverse events leading to discontinuation were generally consistent with the overall safety profile established in the COR program. However, a larger number of CV events are required to determine the effect of Contrave on CV outcomes and these safety conclusions may change in connection with the required post-marketing CVOT.

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. Serious adverse events have been reported to the FDA (and an equivalent applicable regulatory authority) and study investigators as required in accordance with current guidelines and standards. Serious adverse events that are not characterized by clinical investigators as possibly related to our study drug or adverse events that occur in small numbers may not be disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of adverse events will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA. The FDA may not agree with our methods of analysis or our interpretation of the results.

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

Further, if we or others, including our partners, identify undesirable side effects caused by the recently launched Contrave, a number of potentially significant negative consequences could result, including:

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

*We rely primarily on third parties to assist us in the conduct of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to commercialize our product within our expected timeframes or at all.

We expect to use a CRO to assist us with monitoring, oversight and statistical support for the post-marketing requirements for Contrave/Mysimba. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and that our regulatory filings are consistent with regulatory requirements. Our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs that assist us with our clinical studies are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may not accept the clinical data in support of our marketing applications or in connection with our post-marketing commitments. We cannot assure you that upon inspection by a given regulatory authority, such authority will determine that any clinical trial complied with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard or fails to comply with regulatory requirements, it may adversely impact the commercialization of our product. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

*If the contract manufacturers upon whom we rely fail to produce our product in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and our partners may face delays in the development and commercialization of Contrave.

We do not currently possess nor do we plan to implement manufacturing processes internally. We currently utilize the services of contract manufacturers to manufacture our clinical and commercial supplies. These supplies include the formulations of our product’s APIs from our API suppliers, the tablets combining those components and the materials used to package these tablets for commercial use and use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product in the volumes required on a timely basis, we may face delays in the continued development and commercialization of Contrave. In addition, pursuant to our collaboration agreement with Takeda, Takeda had the responsibility to package Contrave for commercial sale in the United States and this responsibility will transfer to us following the transition period. We do not currently have an agreement with a third party for final commercial packaging of Contrave following the transition period and we cannot assure you that we will be able to enter into such an agreement on satisfactory terms, or at all.

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

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements may be revised from time to time and include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval and/or commercialization, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully complete any required clinical trials, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the sale of Contrave or any of its clinical trials, entail higher costs or result in our or our partners being unable to effectively commercialize Contrave. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our partners may be unable to meet demand for Contrave and would lose potential revenues. To the extent that Contrave is approved for sale in other geographies in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those geographies.

*There are labeled adverse side effects to the individual use of bupropion and naltrexone.

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

Any of these known side effects and any associated warning statements or classification or categorization of risk may limit the commercial profile of the approved label for Contrave and prevent us from achieving or maintaining market acceptance of Contrave.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and we may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved drugs, such as Contrave. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling, also known as “off-label” promotion. Physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training or the statements made by our sales representatives constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results. Moreover, in the European Union, direct-to-consumer advertising for a prescription only medicine is expressly prohibited by law.

*If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or our partners require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our partners may face delays in the further development or commercialization of Contrave.

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

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the Drug Enforcement Administration, or DEA, or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our partners’ current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit our ability to continue to commercialize Contrave in the United States and complete any additional required clinical trials and would limit our ability to commercialize Contrave/Mysimba outside the United States and Europe. Although we are evaluating additional possible manufacturers to supplement our current naltrexone manufacturing capacity, including those in the United States and Europe, we may not be successful in accessing additional manufacturing supply of naltrexone API or other necessary components of our product at the appropriate quantities, quality or price.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for an injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and our partners being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our partners may not be able to successfully commercialize Contrave and/or we and our partners may be unable to meet demand for our product and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

*Contrave is a combination of generically-available pharmaceutical products, and our success is dependent on our ability and our partners’ ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.

Off-label use occurs when physicians prescribe a drug that is approved by the FDA for one indication for a different, unapproved indication. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave are not available using existing generic preparations of immediate release, or IR, naltrexone and bupropion ER, and there are no oral generic ER formulations of naltrexone. However, a physician could seek to prescribe off-label generics in place of Contrave. Such off-label prescriptions could significantly diminish the market potential of our product and significantly impact our ability to generate revenues.

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

*We have received three year Hatch Waxman exclusivity in the U.S. for Contrave, but have already received patent certifications and are engaged in litigation that may permit the FDA to approve an ANDA to Contrave as early as September 2017.

We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. In April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis Laboratories Fl., Inc. and certain of its affiliates, which we refer to collectively as Actavis, on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome. However, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same new indication we are studying before we do, our approval of the new indication could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

*We may never receive approval or commercialize our products outside of the United States and the European Union.

In order to market any products outside of the United States and the European Union, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In August 2015, we entered into a distributorship agreement with Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, through our wholly owned subsidiary. Kwang Dong expects to begin marketing Contrave in South Korea in the second half of 2016.

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

*We will have to grow our organization as we prepare to take over U.S. commercialization activities for Contrave. We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management, commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the difficult regulatory climate for obesity drugs, the recent turnover in our senior management team and our workforce reductions completed in February and June 2011. Our industry has experienced a high rate of turnover of management personnel in recent years. As our business continues to grow, and we transition from primarily a drug development company to a commercial product organization, we expect to experience changes in our executive team, including potential departures and the addition of new executives with commercialization expertise or other necessary skill sets. We may also experience some departures from our current executive team as individuals transition to new experiences and/or retirement. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of Contrave/Mysimba, our ability to raise additional capital and our ability to implement our overall business strategy.

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

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, as EP1617832B1, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

*Restrictions on our patent rights relating to Contrave may limit our and our partners’ ability to prevent third parties from competing against us.

Our success will depend on our and our partners’ abilities to obtain and maintain patent protection for Contrave, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to composition of matter coverage. Current law also allows novel and unobvious combinations of old compounds to receive composition of matter coverage for the combination. However, we cannot be certain that the current law will remain the same, or that our product will be considered novel and unobvious by the PTO and courts.

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

We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants, some of whom assist with the development of other obesity drugs. We and our partners also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

*If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our and our partners’ abilities to develop, manufacture, market and sell our product and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborative partner are developing products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product and/or proprietary technologies may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our partners, which may later result in issued patents that Contrave or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product and/or proprietary technologies infringe their intellectual property rights. If one of these patents is found to cover Contrave, proprietary technologies or their uses, we or our partners could be enjoined by a court and required to pay damages and could be unable to commercialize our product or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our partners on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us or our partner from making, using or selling our products, technologies or methods pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering these or other aspects of our products, technology or methods, as implemented by us or by third-party manufacturers with whom we contract. Because of the large number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods. Such third-party patent rights, if relevant, could prevent us or our partners from adopting or marketing a particular formulation or product, or could expose us to patent infringement liability.

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

Risks Related to Our Finances and Capital Requirements

*We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2016, we had an accumulated deficit of approximately $643.0 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

*We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and our ability to generate revenue depends on a number of factors, including, but not limited to, our and our partners’ ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	successfully transition from our collaborative relationship with Takeda and to effectively market and sell Contrave in the United States;

•	maintain regulatory approval of Mysimba;

•	manufacture commercial quantities of Contrave at acceptable cost levels; and

•	effectively market and sell Contrave/Mysimba in the European Union and elsewhere outside the United States, if approved.

We anticipate incurring significant costs associated with the continued development and commercialization of our approved product, Contrave. We do not expect to be profitable in the near future, if ever. If we or our partners are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

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

•	fund our operations and to conduct post-marketing requirements for Contrave;

•	develop and commercialize Contrave/Mysimba; and

•	qualify and outsource the commercial-scale of Contrave under cGMP.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the successful commercialization of Contrave/Mysimba;

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

•

the costs of establishing sales, marketing and distribution capabilities in order to commercialize Contrave/Mysimba in the United States and geographies outside the United States, should we elect to do so;

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

*Our quarterly and annual operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly and annual fluctuations. Our net loss and other operating results may be affected by numerous factors, including:

•

the level of underlying demand for Contrave, wholesalers’ buying patterns with respect to Contrave, discounts given to certain Contrave customers, and our ability to successfully market Contrave following the transition from Takeda;

•	variations in the level of expenses, including, but not limited to, variation based on foreign currency exchange rates, related to our product or future development programs;

•	regulatory developments affecting our product or those of our competitors;

•	the timing of future payments, if any, we may receive under partnership, distributorship or similar agreements;

•	our execution of any additional collaborative, licensing, distribution or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	addition or termination of clinical trials or funding support; and

•	any intellectual property infringement lawsuit in which we may become involved.

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

*Raising additional funds by issuing securities may cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

In March 2016, we sold $165 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the Secured Notes, initially convertible into an aggregate of up to 219,999,994 shares of common stock and related warrants to purchase up to 219,999,994 shares of common stock. In September 2015, we sold 20 million shares of our common stock and warrants to purchase five million shares of our common stock. In December 2013, we sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2013 Notes. Any conversions or exercises of some or all of these Secured Notes, 2013 Notes or warrants, as applicable, will result in additional dilution of existing stockholders.

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

*We sold $165 million aggregate principal amount of 0% Convertible Senior Secured Notes in March 2016 and $115 million aggregate principal amount of 2.75% Convertible Senior Notes in December 2013, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March 2016, we sold $165 million aggregate principal amount of Secured Notes and related warrants. The Secured Notes and related warrants are not convertible or exercisable for shares of our common stock unless and until we obtain the requisite approvals from our stockholders. Once we have the requisite stockholder approvals, the Secured Notes may be converted, under the conditions specified in those Secured Notes, into shares of our common stock and the warrants may be exercised, under the conditions specified in those warrants, into shares of our common stock. If we do not obtain the requisite stockholder approvals by September 21, 2016, the Secured Notes and related warrants are convertible into or exercisable for, as applicable, the cash equivalent of shares of our common stock and certain of the Secured Notes will bear interest at a rate of 8.0% per annum and the conversion rate will be increased by 20% until the requisite stockholder approval is obtained.

In addition, in December 2013, we sold $115 million aggregate principal amount of 2013 Notes. We will be required to pay interest on the 2013 Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the 2013 Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2013 Notes are convertible. On June 27, 2014, our stockholders approved a flexible conversion option that allows us to pay the conversion right on these 2013 Notes in cash and/or shares. The flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the 2013 Notes are convertible. However, we cannot guarantee that the flexible conversion option would result in the accounting treatment described above. The 2013 Notes may be converted, under the conditions and at the premium specified in those 2013 Notes, into shares of our common stock and/or into the cash equivalent of shares of our common stock.

Upon the occurrence of certain fundamental changes or, in the case of the Secured Notes, adverse events related to the regulatory approval for, commercialization of, and net sales of Contrave®, holders of the 2013 Notes and Secured Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their notes, pursuant to the terms and conditions set forth in the applicable indenture.

If converted into shares, the Secured Notes and the 2013 Notes will result in the dilution of our shareholders. Also when exercised, the warrants that we issued in connection with the Secured Notes will result in the dilution of our shareholders. Further, if repurchased, converted or exercised into cash, the 2013 Notes, the Secured Notes and the related warrants may require the payment of significant additional amounts to the holders of these securities. The payment of the interest payments, the repayment of the principal, the potential payment of the conversion premium and/or cash exercise amounts and the potential repurchase of the Secured Notes and the 2013 Notes will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Secured Notes and the 2013 Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

*The Holders of our Secured Notes have the right to require us to repurchase, for cash, their Secured Notes in the case of certain fundamental changes, adverse changes related to the regulatory approval for, commercialization of, and net sales of Contrave or we fail to obtain the required stockholder approvals by September 21, 2016. Also, if we fail to obtain the required stockholder approvals by September 21, 2016, the Secured Notes held by certain holders will start accruing interest and the conversion rate will be increased by 20% until such stockholder approvals are obtained.

The indenture for our Secured Notes provides that the holders of the Secured Notes will, at their option, have the right to require the Company to repurchase, for cash, all or a portion of their Secured Notes in certain circumstances, including: (a) a change in control of the company or other fundamental changes; (b) our common stock ceases to be listed or quoted on NASDAQ; and (c) following specific adverse events related to our business that include: (i) a suspension or withdrawal, by the FDA, of the marketing approval of Contrave; (ii) changes to the drug label for Contrave or the implementation of a REMS for Contrave, in any case, in a manner that would be reasonably expected to have a materially adverse impact on annual net sales of Contrave in the United States; (iii) we cease selling Contrave in the United States, either ourselves or through affiliates, distributors, partners or licensees; (iv) approval, by the FDA, of an ANDA for a AB-rated generic version of Contrave and actual sales of such generic version in the United States; (v) worldwide net sales of Contrave for fiscal year 2017 that are less than $100 million, in aggregate; and (vi) failure to obtain the required stockholder approvals by September 21, 2016. Further, the indenture provides that a failure by us to obtain the required stockholder approvals by September 21, 2016 will also mean that the Secured Notes will bear interest at a rate of 8% per year from that date and the conversion rate of the Secured Notes will be increased by 20%, in each case until the required stockholder approvals are obtained. Certain of the events that would trigger the repurchase obligation are outside of our control, including certain of the events that would be classified as a change in control or fundamental change. We cannot assure you that we will avoid these events. If we are required to repurchase the Secured Notes, it will require a significant amount of cash, and if such cash is not available, we may be required to enter into alternate financing arrangements at terms that may or may not be desirable.

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

*If we fail to satisfy applicable listing standards, including compliance with the $1.00 minimum bid price requirement, our common stock may be delisted from the NASDAQ Global Market.

On April 11, 2016, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that the consolidated closing bid price of our common stock had been below $1.00 per share for 30 consecutive trading days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on the NASDAQ, as set forth in Marketplace Rule 5450(a)(1). The notification from The NASDAQ Stock Market does not have an immediate effect on the listing of our common stock and our common stock will continue to trade on the NASDAQ under the symbol “OREX”. The NASDAQ Stock Market also stated in its letter that, in accordance with Marketplace Rule 5810(c)(3)(A), we have been provided a grace period of 180 calendar days, or until October 10, 2016, to regain compliance with the minimum consolidated closing bid price requirement for continued listing. Compliance will be regained if our consolidated closing bid price is at or above $1.00 for at least 10 consecutive trading days anytime during the 180-day grace period.

There can be no assurances that we will be able to regain compliance with the minimum consolidated closing bid price requirement or maintain compliance with NASDAQ listing requirements. Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

We may lose the ability to use our net operating loss, or NOL, carryforwards, which could prevent or delay us from offsetting future taxable income.

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

Risks Relating to Securities Markets and Investment in Our Stock

*The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2016, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $0.50 to a high sale price of $1.98. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;

•	FDA or international regulatory actions, including failure to maintain regulatory approval for Contrave in South Korea or receive approval in other additional foreign jurisdictions;

•	announcements regarding our clinical trials, including the Ignite Study, the Light Study and the post-marketing required clinical trials, including CONVENE, for Contrave;

•

announcements regarding Vivus’, Novo Nordisk’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our relationships with third parties;

•	announcements regarding bupropion or naltrexone;

•	announcements regarding manufacturing or supply developments for Contrave;

•	failure of any of our product to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	changes in or announcements relating to third-party coverage and reimbursement policies for Contrave/Mysimba; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of March 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 46.7% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit seeks, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint. The court has not yet ruled on our motion.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant
3.5(6)	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock.
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(3)	Form of Warrant to Purchase Common Stock
4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
4.4(6)	Indenture, dated as of March 21, 2016, by and between the Registrant and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020.
4.5(7)	Form of Warrant to Purchase Common Stock
4.5(6)	Investor Rights Agreement, dated as of March 15, 2016, by and among the Registrant, Baupost, and the other investors party thereto.
4.6(6)	Securities Purchase Agreement, dated as of March 15, 2016, by and among the Registrant and each purchaser party thereto
10.1#	Amendment No. 2 to Second Amended and Restated Employment Agreement dated February 4, 2016 by and between the Registrant and Michael A. Narachi
10.2#	Amendment No. 2 to Amended and Restated Employment Agreement dated February 5, 2016 by and between the Registrant and Preston Klassen, M.D.
10.3#	Employment Agreement dated March 30, 2015 by and between the Registrant and Thomas Cannell, D.V.M
10.4#	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Cannell
10.5#	Employment Agreement dated December 1, 2015 by and between the Registrant and Thomas Lynch
10.6#	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Lynch
10.7#	Employment Agreement dated January 11, 2016 by and between the Registrant and Heather Ace
10.8#	Amendment No. 1 to Employment Agreement dated February 26, 2016 by and between the Registrant and Heather Ace
10.9†	Separation Agreement dated as of March 15, 2016 by and between the Registrant and Takeda Pharmaceutical Company Limited
10.10#	Form of Performance Stock Unit award agreement
10.11(6)	Security Agreement, dated as of March 21, 2016, by and among the Registrant, the guarantors party thereto from time to time, and U.S. Bank National Association, as collateral agent.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(5)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(6)	Filed with the Registrant’s Current Report on Form 8-K on March 25, 2016.

(7)	Filed with the Registrant’s Current Report on Form 8-K on March 15, 2016.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been granted or requested, as applicable for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 5, 2016	By: /s/ Michael A. Narachi

Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By: /s/ Stephen A. Moglia

Stephen A. Moglia VP, Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)	Amended and Restated Bylaws of the Registrant
3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant
3.5(6)	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock.
4.1(1)	Form of the Registrant’s Common Stock Certificate
4.2(3)	Form of Warrant to Purchase Common Stock
4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee
4.4(6)	Indenture, dated as of March 21, 2016, by and between the Registrant and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020.
4.5(7)	Form of Warrant to Purchase Common Stock
4.5(6)	Investor Rights Agreement, dated as of March 15, 2016, by and among the Registrant, Baupost, and the other investors party thereto.
4.6(6)	Securities Purchase Agreement, dated as of March 15, 2016, by and among the Registrant and each purchaser party thereto
10.1#	Amendment No. 2 to Second Amended and Restated Employment Agreement dated February 4, 2016 by and between the Registrant and Michael A. Narachi
10.2#	Amendment No. 2 to Amended and Restated Employment Agreement dated February 5, 2016 by and between the Registrant and Preston Klassen, M.D.
10.3#	Employment Agreement dated March 30, 2015 by and between the Registrant and Thomas Cannell, D.V.M.
10.4#	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Cannell
10.5#	Employment Agreement dated December 1, 2015 by and between the Registrant and Thomas Lynch
10.6#	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Lynch
10.7#	Employment Agreement dated January 11, 2016 by and between the Registrant and Heather Ace
10.8#	Amendment No. 1 to Employment Agreement dated February 26, 2016 by and between the Registrant and Heather Ace
10.9†	Separation Agreement dated as of March 15, 2016 by and between the Registrant and Takeda Pharmaceutical Company Limited
10.10#	Form of Performance Stock Unit award agreement
10.11(6)	Security Agreement, dated as of March 21, 2016, by and among the Registrant, the guarantors party thereto from time to time, and U.S. Bank National Association, as collateral agent.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).

(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.

(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.

(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.

(5)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.

(6)	Filed with the Registrant’s Current Report on Form 8-K on March 25, 2016.

(7)	Filed with the Registrant’s Current Report on Form 8-K on March 15, 2016.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Confidential treatment has been granted or requested, as applicable for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.