Form 10-Q
period 2016-06-30
Orexigen Therapeutics, Inc.
filed 2016-08-05
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 1, 2016, the registrant had 14,586,771 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$78,173	$155,422
Accounts receivable	2,922	6,828
Investment securities, available-for-sale	20,983	58,589
Restricted cash and investments	165,203	—
Inventory	11,458	10,802
Prepaid expenses and other current assets	3,965	2,254

Total current assets	282,704	233,895
Property and equipment, net	1,377	1,284
Prepaid purchase price—Contrave	60,000	—
Other long-term assets	1,210	1,013
Restricted cash	138	138

Total assets	$345,429	$236,330

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,105	$6,485
Accrued clinical trial expenses	10,516	5,820
Accrued expenses	10,551	10,323
Deferred revenue, current portion	9,600	9,613

Total current liabilities	34,772	32,241
Long-term convertible debt	90,142	87,870
Long-term convertible debt, at fair value	116,300	—
Warrant liability, at fair value	33,100	—
Deferred revenue, less current portion	77,737	82,691
Other long-term liabilities	37	150
Commitments and contingencies
Series Z preferred stock, $.001 par value, 219,994 and no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,343	—
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; 219,994 and no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2016 and December 31, 2015; 14,586,780 and 14,554,592 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	15	15
Additional paid-in capital	659,129	653,835
Accumulated other comprehensive income (loss)	(881)	215
Accumulated deficit	(668,265)	(620,687)

Total stockholders’ equity (deficit)	(10,002)	33,378

Total liabilities and stockholders’ equity	$345,429	$236,330

See accompanying notes.

Note: The Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Collaborative agreement	$2,403	$2,057	$4,794	$4,114
Royalties	2,453	3,137	5,095	5,439
Net product sales	2,935	—	2,935	—

Total revenues	7,791	5,194	12,824	9,553
Cost of product sales	1,784	—	1,784	—
Operating expenses:
Research and development	14,249	15,107	26,050	26,349
Selling, general and administrative	24,991	10,815	41,542	19,399

Total operating expenses	39,240	25,922	67,592	45,748

Loss from operations	(33,233)	(20,728)	(56,552)	(36,195)
Other income (expense):
Interest income	163	67	286	130
Interest expense	(1,954)	(1,843)	(3,890)	(3,672)
Change in fair value of financial instruments	11,600	—	11,600	—
Foreign currency gain (loss), net	(1,806)	—	978	—

Total other income (expense)	8,003	(1,776)	8,974	(3,542)

Net loss	$(25,230)	$(22,504)	$(47,578)	$(39,737)

Basic and diluted net loss per share	$(1.73)	$(1.80)	$(3.27)	$(3.19)

Basic and diluted shares used in computing net loss per share	14,566	12,519	14,561	12,454

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(25,230)	$(22,504)	$(47,578)	$(39,737)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	1,865	—	(1,154)	—
Unrealized gain (loss) on investment securities	20	(6)	58	36

Other comprehensive gain (loss)	1,885	(6)	(1,096)	36

Comprehensive loss	$(23,345)	$(22,510)	$(48,674)	$(39,701)

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(47,578)	$(39,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	104	511
Accretion of debt discount	2,248	2,065
Change in fair value of financial instruments	(11,600)	—
Depreciation	194	103
Stock-based compensation	5,103	8,939
Deferred revenue	(5,091)	(4,114)
Unrealized foreign currency gain	(473)	—
Other non-cash adjustments	35	28
Changes in operating assets and liabilities:
Accounts receivable	3,906	(4,233)
Inventory	(596)	(3,711)
Prepaid expenses and other current assets	(1,712)	(553)
Other assets	(208)	(288)
Accounts payable and accrued expenses	2,544	6,903
Deferred rent and lease incentives	(113)	(96)

Net cash used in operating activities	(53,237)	(34,183)
Investing activities
Purchases of securities available-for-sale	(23,600)	(56,981)
Maturities of securities available-for-sale	61,135	54,324
Restricted cash and investments	(165,179)	—
Prepaid purchase price—Contrave	(60,000)	—
Purchase of property and equipment	(286)	(11)

Net cash used in investing activities	(187,930)	(2,668)
Financing activities
Proceeds from convertible debt issuance	120,000	—
Proceeds from issuance of warrants	41,000	—
Proceeds from issuance of Series Z Preferred	3,343	—
Proceeds from issuance of common stock	139	4,193

Net cash provided by financing activities	164,482	4,193
Effect of exchange rate changes on cash	(564)	—

Net decrease in cash and cash equivalents	(77,249)	(32,658)
Cash and cash equivalents at beginning of period	155,422	104,243

Cash and cash equivalents at end of period	$78,173	$71,585

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave, in the United States. Contrave was launched commercially in the United States by the Company’s former partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. In addition, the Company has experienced losses since its inception, and as of June 30, 2016, had an accumulated deficit of $668.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Reverse Stock Split

In July 2016, the Orexigen Board of Directors and stockholders approved a 1-for-10 reverse stock split of all of the outstanding shares of Orexigen’s common stock. On the effective date (July 12, 2016) of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock, par value $0.001, was consolidated into one outstanding share of common stock, par value $0.001. The reverse stock split reduced the number of shares of the Company’s outstanding common stock from approximately 145.9 million to approximately 14.6 million. Proportional adjustments were made to the Company’s outstanding convertible debt, stock options, warrants, and equity incentive plan. The effect of this event has been reflected in all the share quantities and per share amounts in these financial statements. The shares of common stock authorized remained at 300 million shares and retained a par value of $0.001.

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

The Company recognizes product revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, net product revenue from the sale of Contrave/Mysimba is generally recognized upon transfer of title of the product to our third-party customers.

Inventory

Inventories are stated at the lower of cost (using a first-in, first-out basis) or market. Inventory costs including raw materials and finished goods that may be associated with its products prior to regulatory approval are charged to research and development expense prior to such approval on a country-specific basis.

Fair Value Option

The Company has elected the fair value option to account for its convertible notes that were issued during the quarter ended March 31, 2016 and records these convertible notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. Similar in nature to a redemption right, the Company’s Series Z Preferred Stock features a contingent right to receive payment from the Company in the event of certain fundamental changes, some of which are not within the Company’s control. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of warrants issued in 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the warrants are exercised or expired. Any change in the fair value of the warrants is recognized as “change in fair value of financial instruments” in the consolidated statements of operations.

Prepaid Purchase Price – Contrave

In March 2016, the Company entered into a separation agreement with Takeda which will result in our acquisition of the Contrave business held by Takeda on August 1, 2016. The Company will record this transaction as a business combination in the quarter ended September 30, 2016 (see Note 11 for further details). The Company accounted for the $60 million paid to Takeda as a prepaid noncurrent asset, as control of the business has not transferred to the Company.

Restricted Cash and Investments

Any cash that is legally restricted from use is recorded in restricted cash on the balance sheets. The convertible senior secured notes due 2020 as executed in March 2016 (See Note 10) requires the Company to maintain a minimum account balance which is considered to be restricted cash and investments. The required restricted cash and investment amounts are $165.0 million, $100.0 million and $50.0 million until December 21, 2016, March 21, 2017 and June 21, 2017, respectively. The restricted cash and investments balance was $165.3 million and $138,000 on June 30, 2016 and December 31, 2015, respectively.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations of whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued amendments to certain aspects of the new revenue guidance (including transition, collectability, noncash consideration and the presentation of sales and other similar taxes) and provided certain practical expedients. The new standard will be effective for the Company starting in the first quarter of fiscal 2018; early adoption as of January 1, 2017 is permitted. The Company is in the process of evaluating the transition methods as well as the effects the adoption will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. Previous guidance generally required entities to present debt issue costs separately as deferred charges. The Company adopted the new guidance in the first quarter of 2016, and prior year amounts were reclassified to conform to the current year presentation. The adoption of this guidance resulted in the reclassification of approximately $259,000 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long term debt on our consolidated balance sheet as of December 31, 2015. At June 30, 2016, debt issuance costs of approximately $235,000 were netted against long term debt on our consolidated balance sheet under the new guidance.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU No. 2014-15 will be effective for the Company for the year ended December 31, 2016 and for interim reporting periods thereafter. The adoption of this new standard is not expected to have a significant impact on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. In addition, the new guidance requires an entity that has elected the fair value option for a financial liability to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are generally to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of the provision addressing instrument-specific credit risk related to financial liabilities recorded at fair value under the fair value option. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-01 on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on the consolidated financial statements and related disclosures.

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

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(25,230)	$(22,504)	$(47,578)	$(39,737)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	14,566	12,519	14,561	12,454

Basic and diluted net loss per share	$(1.73)	$(1.80)	$(3.27)	$(3.19)

Potentially outstanding anti-dilutive securities not included in diluted net loss per share calculation include the following:
Shares underlying convertible senior notes	1,404	1,404	1,404	1,404
Common stock options outstanding	2,289	1,914	2,289	1,914

	3,693	3,318	3,693	3,318

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, including debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Investment securities, available-for-sale, consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	12,231	5	—	12,236
U.S. Treasury securities	Less than 1	140,166	43	—	140,209
Corporate debt securities	Less than 1	3,740	1	—	3,741

Total investment securities		$156,137	$49	$—	$156,186

December 31, 2015

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$36,748	$7	$(12)	$36,743
Corporate debt securities	Less than 1	9,803	$—	$(2)	9,801
U.S. Treasury securities	Less than 1	12,046	—	(1)	12,045

Total investment securities		$58,597	$7	$(15)	$58,589

A portion of the investments at June 30, 2016 are restricted investments as described in Note 2. Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2016 and 2015.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are estimated and classified using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$87,149	$87,149	$—	$—
U.S. government agency securities	147,440	—	147,440	—
U.S. Treasury securities	5,006	—	5,006	—
Corporate debt securities	3,740	—	3,740	—

Total assets measured at fair value	$243,335	$87,149	$156,186	$—

Liabilities:
Convertible debt	$116,300	$—	$—	$116,300
Warrants	33,100	—	—	33,100

Total liabilities measured at fair value	$149,400	$—	$—	$149,400

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2016 and June 30, 2015.

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs. There was no change in the fair values of the convertible debt or warrant liabilities for the three months ended March 31, 2016.

Changes in Level 3 liabilities measured at fair value for the three months ended June 30, 2016 (in thousands):

Convertible Debt—March 31, 2016	$120,000
Change in fair value of convertible debt (recognized in earnings)	(3,700)

Convertible debt at fair value – June 30, 2016	$116,300

Warrant Liabilities – March 31, 2016	$41,000
Change in fair value of warrant liability (recognized in earnings)	(7,900)

Fair value of warrant liability—June 30, 2016	$33,100

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

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$7,817	$8,619
Work in process	571	708
Finished goods	3,070	1,475

	$11,458	$10,802

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2016	December 31, 2015
Furniture and fixtures	5	$1,202	$1,202
Computer equipment and software	3 to 5	1,180	553
Leasehold improvements	5	644	644
Manufacturing equipment	5	663	664
Asset under construction		98	437

		3,787	3,500
Less accumulated depreciation and amortization		(2,410)	(2,216)

		$1,377	$1,284

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation related expenses	$3,397	$4,115
Inventory received, not invoiced	1,089	2,032
Accrued income taxes	—	1,346
Accrued marketing and market research expenses	3,669	559
Accrued research and development expenses	788	889
Accrued interest on convertible notes	263	264
Accrued legal and professional expenses	859	353
Other accrued expenses	486	765

	$10,551	$10,323

9. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$51	$—	$51	$—
Selling, general and administrative	$1,652	$3,618	$3,474	$6,580
Research and development	608	1,213	1,578	2,359

	$2,311	$4,831	$5,103	$8,939

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (in years)	5.8	5.6	5.8	5.6
Expected volatility	94.7%	93.9%	94.7%	93.9%
Risk-free interest rate	1.4%	1.9%	1.5%	1.5%
Expected dividend yield	—	—	—	—

The Company granted an aggregate of 340,000 performance-vesting stock units (PSUs) to certain employees during the three months ended March 31, 2016. These PSUs are subject to vesting in 20% installments over five years from the date of grant but will only be earned during such five-year period if pre-determined share price hurdles with respect to the price of the Company’s common stock are attained. The expense associated with these awards is being recognized over the anticipated service period.

10. Convertible Debt

0% Convertible Senior Secured Notes due 2020

On March 21, 2016, the Company closed an offering (the “Offering”) of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020 (the “2016 Notes”) and related warrants (“Warrants”) to purchase up to 21,999,999 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock” and, together with the 2016 Notes, Warrants and Common Stock underlying the 2016 Notes and Warrants, the “Securities”) to qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to a securities purchase agreement, dated March 15, 2016 (the “Securities Purchase Agreement”), by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C. (collectively, “Baupost”), which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding Common Stock.

The 2016 Notes will mature on July 1, 2020, unless earlier repurchased, redeemed or converted in accordance with the Indenture. The 2016 Notes shall only be convertible (without regard into shares of Common Stock of the Company at the Conversion Rate. In the event of a change of control transaction at any time, the 2016 Notes will be convertible for a period beginning on the closing of such change of control transaction and ending 35 Trading Days after the closing of such transaction.

The Conversion Rate was initially 1,333.33 shares of Common Stock for each $1,000 principal amount of 2016 Notes, which represented an initial conversion price of $0.75 per share of Common Stock. Following the reverse stock split of our common stock in July 2016, the Conversion Rate is 133.333 shares of Common Stock for each $1,000 principal amount of 2016 Notes, which represents a conversion price of $7.50 per shares of Common Stock. The Conversion Rate and the corresponding conversion price will be subject to further adjustment for certain events, but will not be adjusted for accrued and unpaid interest.

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

Upon the occurrence of certain fundamental changes or adverse events related to the regulatory approval for, commercialization of, and net sales of Contrave, as described in the Indenture, holders of the 2016 Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their 2016 Notes at a repurchase price equal to 100% of the aggregate principal amount of 2016 Notes. The 2016 Notes were not redeemable by the Company, in whole or in part, prior to the receipt of Stockholder Approval, which the Company obtained at its 2016 annual meeting of stockholders in July 2016. From and after the receipt of Stockholder Approval, the 2016 Notes will not be redeemable, in whole or in part, without the consent of the holders of not less than 70% in aggregate principal amount of the 2016 Notes at the time outstanding.

In March 2016, the Company entered into a Security Agreement by and among the Company, the guarantors party thereto from time to time and U.S. Bank National Association, as the collateral agent, pursuant to which the Company granted a first-priority security interest in substantially all of the Company’s current and future assets, subject to customary exclusions, to secure the Company’s obligations under the Indenture. The security interests shall be released once less than 25% of the original principal amount of 2016 Notes issued on the date of the Indenture remains outstanding.

The Purchasers received Warrants exercisable for a number of shares of Common Stock equal to the aggregate principal amount of the 2016 Notes acquired by the Purchasers, multiplied by the Conversion Rate. The exercise price of the Warrants was initially $1.50 per share (the “Exercise Price”), which was adjusted to $15.00 per share following the reverse stock split of the Common Stock, and the Warrants expire on September 21, 2026. From and after the date that the Company obtains Stockholder Approval, the Warrants became only exercisable for a number of shares of Common Stock of the Company at the Exercise Price. In the event of a change of control transaction at any time, the Warrants will be exercisable for a period beginning on closing of such change of control transaction and ending 35 days after such transaction. Given the cash settlement features described above the warrants were classified as liabilities and measured at fair value of $33.1 million as of June 30, 2016.

Due to the complexity and number of embedded features within the convertible note and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features (collectively, the “hybrid instrument”) under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the convertible notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of selling, general and administrative expense for the six months ended June 30, 2016.

In connection with the Offering the Company issued 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock”).

The Series Z Preferred Stock is not convertible and does not pay or accrete dividends. The Series Z Preferred Stock is entitled to a liquidation preference upon a Fundamental Change, which includes a change of control. Upon a Fundamental Change, the Company must pay each holder an amount equal to the lesser of (i) the amount by which $975 exceeds the amount received by holders of each 1,000 shares of Common Stock (which reflects an adjustment for the reverse stock split and is subject to further adjustment for future stock splits, dividends, etc.) and (ii) $225; provided however that, if $975 does not exceed the amount received by holders of each 100 shares of Common Stock (which reflects an adjustment for the reverse stock split and is subject to further adjustment for future stock splits, dividends, etc.), then the Fundamental Change Amount will be $0.

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

The Company has the option to settle the 2013 Notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate for the 2013 Notes was initially 122.1225 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $8.19 per share of common stock, and is subject to adjustment under the terms of the 2013 Notes. As a result of the reverse stock split of our Common Stock, the conversion rate for the 2013 Note is currently 12.21225 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $81.88 per share of common stock, and is subject to further adjustment under the terms of the 2013 Notes.

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

The Company pays 2.75% interest per annum on the principal amount of the 2013 Notes semi-annually in arrears in cash on June 1 and December 1 of each year. If a designated event, as defined in the indenture for the 2013 Notes, including, but not limited to, a change in control, certain mergers or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the Notes may require the Company to repurchase all or a portion of their 2013 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2013 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

A summary of the liability and equity components of the 2013 Notes is as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(24,623)	(26,871)
Unamortized debt issuance costs	(235)	(259)

Long term convertible debt	$90,142	$87,870

Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	4.5 years	5.0 years

11. Technology, License and Distribution Agreements

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave (formerly referred to as NB32) in the United States, Canada and Mexico. Effective in September 2013, the Company and Takeda entered into an amendment to the collaboration agreement pursuant to which Takeda assumed from the Company the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico. Under the terms of the original collaboration agreement, the Company received from Takeda a nonrefundable upfront cash payment of $50.0 million and additional payments totaling $100.0 million that were achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company was eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones. The Company was also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States.

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

The upfront payment of $50.0 million was determined not to have standalone value and was deferred and is being recognized over the estimated term of the agreement of 14.5 years. In addition to the upfront payment, the Company earned milestones of $30.0 million for the FDA approval of Contrave and for delivery of launch supplies to Takeda in 2014. This milestone payment was determined to meet the definition of a substantive milestone and was recognized at the time the milestone was earned. Also, in October 2014, the Company earned and was paid a $70.0 million milestone for the shipment of Contrave, by Takeda, to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 and deferred $49.2 million which was to be recognized over the remaining estimated life of the agreement.

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”), which will terminate the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda in September 2016. We anticipate terminating the Restated Collaboration Agreement, effective as of August 1, 2016. The Separation Agreement provides for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. In connection with the Separation Agreement, the Company made a $60.0 million prepayment for the acquisition of the Contrave business and will pay an additional $15.0 million at the end of the transition period assuming Takeda meets its obligations under the Separation Agreement. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any year following the end of the transition period. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The Separation Agreement is not terminable by the parties. The acquisition date for a business is the date on which the Company obtains control of the acquiree, which is anticipated to occur on August 1, 2016.

As of June 30, 2016, the Company accounted for the purchase consideration of $60.0 million as a prepaid noncurrent asset. The acquisition may result in the recognition of a loss or gain resulting from the settlement of the preexisting collaboration relationship, including recognition of any off-market component of the existing agreement. Proceeds paid to Takeda to acquire the business will be adjusted to reflect the settlement of the pre-existing collaboration relationship and write off of the remaining deferred revenue.

For the six months ended June 30, 2016, the Company recognized revenues under The Restated Collaboration Agreement of approximately $9.7 million, including approximately $5.1 million in royalties earned for the sale of Contrave by Takeda and approximately $4.6 million in continued recognition of the up front and non-substantive milestone payments. At June 30, 2016, deferred revenue under this agreement totaled $81.0 million.

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff has not yet filed a Notice of Appeal. Although management believes that any appeal would lack merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Management believes that the claims lack merit and intends to defend against them vigorously. The Company is unable to estimate possible losses or ranges of losses that may result from this lawsuit and has not accrued any amounts in connection with this suit.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the

FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between the Company and Takeda, we anticipated that Takeda will transfer responsibility for management of this patent infringement lawsuit to the Company. Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

13. Subsequent event

On August 1, 2016, the transition period under the Separation Agreement between the Company and Takeda terminated and the Company reacquired all commercial rights to Contrave in the United States. The Company made an initial payment of $60 million to Takeda in March 2016 and will pay an additional $15 million to Takeda in January 2017 (the “January 2017 Payment”) provided that Takeda substantially performs its obligations under the Separation Agreement and related agreements, including certain specified activities. The source of funds for the Initial Payment and the January 2017 Payment was, and will be, from the Company’s cash on hand. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any future year.

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

These statements include but are not limited to statements regarding: the potential for Contrave®/Mysimba™ to achieve commercial success globally; the potential to obtain marketing authorizations outside the United States, the European Union and South Korea or commercialization partner(s) for Contrave; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; our ability to carry out the commercial launch of Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that of the data/results from past clinical trials may not be predictive of results from future clinical trials; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

On September 10, 2014, the FDA notified us that it had approved our NDA for Contrave extended-release. We are now focused on the commercialization of Contrave. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we and Takeda agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. We are also required to conduct a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, as well as a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In March 2016, we and Takeda entered into a separation agreement, which will terminate our collaboration agreement at the end of September 2016. We anticipate that we will terminate our collaboration with Takeda on August 1, 2016 and we will be solely responsible for developing and commercializing Contrave within the United States and the rest of the world and will be responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

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

In March 2016, the Company closed an offering (the “Offering”) of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020 (the “2016 Notes”) and related warrants (“Warrants”) to purchase up to 21,999,999 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock” and, together with the 2016 Notes, Warrants and Common Stock underlying the 2016 Notes and Warrants, the “Securities”) to qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to a securities purchase agreement, dated March 15, 2016 (the “Securities Purchase Agreement”), by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C., which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding Common Stock.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Since entering into a separate agreement with Takeda, our organizational activities have been updated to include the build out of a sales and marketing team for the anticipated takeover of commercial sales of Contrave in the United States. We have incurred significant net losses since our inception. As of June 30, 2016, we had an accumulated deficit of $668.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and selling, general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $12.8 million in revenue for the six months ended June 30, 2016, resulting primarily from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda as these payments were determined to meet the definition of a substantive milestone. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which will be recognized over the remaining estimated life of the agreement. For the six months ended June 30, 2016, we recognized revenues under this agreement of $9.9 million, including approximately $5.1 million in royalties earned for the sale of Contrave by Takeda and approximately $4.8 million in amortization of deferred revenue. Takeda accounted for 77% of our revenue for six months ended June 30, 2016. At June 30, 2016, deferred revenue under this agreement totaled $81.0 million. In addition to the revenue generated from our collaboration agreement with Takeda, we recorded our 1st sale of Contrave to our Korean Distributor for approximately $2.9 million for the six months ended June 30, 2016.

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

In the quarter ended June 30, 2016, we recorded net product sales of approximately $2.9 million of Contrave to our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, in South Korea. The Company recognizes product revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, net product revenue from the sale of Contrave/Mysimba is generally recognized upon transfer of title of the product to our third party customers.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Our research and development expenses consisted primarily of costs associated with clinical trials managed by contract research organizations, or CROs, product development efforts, raw materials, inventory, and manufacturing-related expenses. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. Following FDA approval of Contrave in September 2014, the responsibility for the continuation of the Light Study was transferred to our former partner, Takeda. Upon transfer of this responsibility, we began to pay the clinical trial expenses associated with the Light Study directly to Takeda who then made direct payments to such vendors. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2016 and 2015. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Costs of external service providers:
Obesity	$10,633	$11,050	$18,438	$18,558
Other	145	110	207	179

Subtotal	10,778	11,160	18,645	18,737
Internal costs	2,863	2,734	5,827	5,253
Stock-based compensation	608	1,213	1,578	2,359

Total research and development expenses	$14,249	$15,107	$26,050	$26,349

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, commercial and internal support functions, as well as professional fees for legal, consulting and accounting services. In addition, selling, general and administrative expenses include our outsourced sales representatives and other sales and marketing costs necessary for commercializing Contrave. We anticipate selling, general and administrative expenses to increase substantially as we establish our sales and marketing capabilities in the United States

Interest and Other (Expense), Income net

Other Income (Expense) consists principally of interest expense incurred on the 2020 Notes, offset by our change in the fair value of our financial instruments on our 2016 convertible debt and warrant liability, income earned on marketable securities and foreign currency gains and losses. A portion of our business is conducted outside of the U.S. through our Irish foreign subsidiary. The foreign subsidiary keeps its accounting records in its functional currency, the Euro.

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

The significant changes in the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are disclosed as follows;

Fair Value Option

The Company has elected the fair value option to account for its convertible notes that were issued during the quarter ended March 31, 2016 and records these convertible notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. Similar in nature to a redemption right, the Company’s Series Z Preferred Stock features a contingent right to receive payment from the Company in the event of certain fundamental changes, some of which are not within the Company’s control as of June 30, 2016. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of warrants issued in 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the warrants are exercised or expired. Any change in the fair value of the warrants is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations

Results of Operations

Comparison of three months ended June 30, 2016 to three months ended June 30, 2015

Revenues. Revenues for the three months ended June 30, 2016 and 2015 were $7.8 million and $5.2 million, respectively, and primarily represent revenues recognized under our collaboration agreement with Takeda. $2.5 million and $3.1 million of revenues for the three months ended June 30, 2016 and 2015, respectively, are royalty revenues for the sales of Contrave by Takeda. We recorded net product sales of approximately $2.9 million of Contrave to our commercialization partner, Kwang Dong in South Korea.

Cost of Sales. Cost of sales was approximately $1.8 million for the three months ended June 30, 2016 as the Company recorded its first product sale outside the United States to our commercialization partner, Kwang Dong in South Korea.

Research and Development Expenses. Research and development expenses decreased to $14.2 million for the three months ended June 30, 2016 as compared to $15.1 million for the comparable period during 2015. This decrease of approximately $900,000 was due primarily to a decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities.

Selling, General and Administrative Expenses. Sales, general and administrative expenses increased to $25.0 million for the three months ended June 30, 2016 from $10.8 million for the comparable period during 2015. Specifically, sales and marketing costs were $15.9 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively. General and administrative costs were $9.1 million and $9.0 million for the three months ended June 30, 2016 and 2015, respectively. This overall increase of approximately $14.2 million was due primarily to an increase in sales and marketing department costs of $14.1 million as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $4.0 million in contract sales expenses, an increase in salaries and personnel related costs of $2.4 million, an increase in professional fees of $2.1 million and an increase in marketing meeting/training related expenses of $1.4 million.

Interest Income. Interest income increased to $163,000 for the three months ended June 30, 2016 from $67,000 in 2015. This increase of approximately $96,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2015.

Interest Expense. Interest expense increased to $2.0 million for the three months ended June 30, 2016 from $1.8 million in 2015.

Change in Fair Value of Financial Instruments. The change in fair value of financial instruments was $11.6 million for the three months ended June 30, 2016 reflecting the change in fair value of the convertible debt and warrant liability.

Foreign Currency Gain (Loss), net. Foreign currency loss, net increased to $1.8 million for the three months ended June 30, 2016. This increase was primarily due to the fluctuation in the Euro.

Comparison of six months ended June 30, 2016 to six months ended June 30, 2015

Revenues. Revenues for the six months ended June 30, 2016 and 2015 were $12.8 million and $9.6 million, respectively, and primarily represent revenues recognized under our collaboration agreement with Takeda. $5.1 million and $5.4 million of revenues for the six months ended June 30, 2016 and 2015, respectively, are royalty revenues for the sales of Contrave by Takeda. We recorded net product sales of approximately $2.9 million of Contrave to our commercialization partner, Kwang Dong in South Korea.

Cost of Sales. Cost of sales was approximately $1.8 million for the six months ended June 30, 2016, as the Company recorded its first product sale outside the United States to our commercialization partner, Kwang Dong in South Korea.

Research and Development Expenses. Research and development expenses decreased to $26.1 million for the six months ended June 30, 2016 from $26.3 million for the comparable period during 2015. This decrease was due primarily to a $1.3 million decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities and a decrease in stock-based compensation expense of $780,000. These decreases were partially offset by an increase in salaries and personnel related costs of $656,000, an increase in manufacturing related activities of $590,000, and increase in consulting activities of $378,000.

Selling, General and Administrative Expenses. Sales, general and administrative expenses increased to $41.5 million for the six months ended June 30, 2016 from $19.4 million for the comparable period during 2015. Specifically, sales and marketing costs were $20.1 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. General and administrative costs were $21.4 million and $16.1 million for the six months ended June 30, 2016 and 2015, respectively. This overall increase of approximately $22.1 million was due primarily to an increase in sales and marketing department costs of $16.8 million as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $4.0 million in contract sales expenses, an increase in professional fees of $4.0 million, an increase in salaries and personnel related costs of $3.1 million, an increase in marketing meeting/training related expenses of $1.4 million and an increase in market research expenses of $1.2 million.

The general and administrative department expenses increased by approximately $5.3 million including an increase in legal and other fees related to the March 2016 debt offering of $6.1 million, an increase in salaries and personnel related costs of $1.2 million, and an increase of professional and consulting costs of $465,000. These increases were partially offset by a decrease in stock-based compensation expense of $2.8 million.

Interest Income. Interest income increased to $286,000 for the six months ended June 30, 2016 from $130,000 in 2015. This increase of approximately $156,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2015.

Interest Expense. Interest expense increased to $3.9 million for the six months ended June 30, 2016 from $3.7 million in 2015.

Change in Fair Value of Financial Instruments. The change in fair value of financial instruments was $11.6 million for the six months ended June 30, 2016 reflecting the change in fair value of the convertible debt and warrant liability.

Foreign Currency Gain (Loss) net. Foreign currency gain net increased to approximately $978,000 for the six months ended June 30, 2016. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through June 30, 2016, we received net proceeds of approximately $798.5 million from the issuance of equity and convertible debt securities as follows:

•	from September 12, 2002 to December 31, 2006, we issued and sold a total of 105,357 shares of common stock for aggregate net proceeds of $14,801;

•	in March 2004, we issued and sold a total of 932,204 shares of Series A redeemable convertible preferred stock for aggregate net proceeds of $9.2 million and the conversion of promissory notes and interest thereon totaling $1.7 million;

•	from April 2005 to May 2005, we issued and sold 1,483,051 shares of Series B redeemable convertible preferred stock for aggregate net proceeds of $34.9 million;

•	in November 2006, we issued and sold a total of 877,193 shares of Series C convertible preferred stock for aggregate net proceeds of $29.9 million;

•	in May 2007, we issued and sold a total of 805,000 shares of common stock for aggregate net proceeds of $87.9 million;

•	in January and February 2008, we issued and sold a total of 732,644 shares of common stock for aggregate net proceeds of $74.9 million;

•	in July 2009, we issued and sold a total of 1,150,000 shares of common stock for aggregate net proceeds of $81.6 million;

•	in December 2011, we issued and sold a total of 564,617 shares of common stock and common stock warrants to purchase up to 5,646,173 shares for aggregate net proceeds of $86.9 million;

•	in October 2012, we issued and sold a total of 1,100,000 shares of common stock for aggregate net proceeds of $56.5 million; and

•	in December 2013, we issued the 2013 Notes for aggregate net proceeds of $110.5 million; and

•	in September 2015, we issued and sold a total of 2.0 million shares of common stock and common stock warrants to purchase 500,000 shares of our common stock for aggregate net proceeds of $59.8 million; and

•	in March 2016, we issued the 2016 Notes, warrants to purchase up to 21,999,999 shares of common stock and 219,994 shares of Series Z Preferred Stock for aggregate net proceeds of $164.5 million.

As of June 30, 2016, we had $78.2 million in cash and cash equivalents, $21.0 million in investment securities, available-for-sale and restricted investments of $165.2 million. As of June 30, 2016, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. The Company also had $165.2 million in restricted cash and investments as of June 30, 2016 as required by our 2016 financing agreements. The required restricted cash and investments amounts are $165.0 million, $100.0 million and $50.0 million until December 21, 2016, March 21, 2017 and June 21, 2017, respectively.

Net cash used in operating activities was $53.2 million and $34.2 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, sales and marketing costs, personnel-related costs, third-party supplier expenses and professional fees.

Net cash used in investing activities was $187.9 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. In 2016, restricted cash and investments increased by $165.2 million as required by the issuance of the 2016 Notes. In the first quarter of 2016, we made a $60.0 million prepayment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $164.4 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively. In the first quarter of 2016, we received approximately $164.3 million net proceeds from the issuance of convertible debt, warrants and preferred stock. The net cash provided by financing activities in 2016 and 2015 also included proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the milestones and royalties related to Contrave.

We have a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 7,631 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at June 30, 2016 for Contrave sales was approximately $255,000.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, potential milestone payments under our existing collaboration agreement, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources and future product revenue will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the sales, milestones and royalties related to Contrave. As a result of the termination of our collaboration with Takeda, we are solely responsible for developing and commercializing Contrave within the United States and the rest of the world and are responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave, including the new CVOT. We will incur substantial costs as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. We will incur substantial additional development expenses to pay for the new CVOT for Contrave.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2016 consisted primarily of money market funds, certificate of deposits, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, our management has concluded as of June 30, 2016, our disclosure controls and procedures are effective.

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff has not yet filed a Notice of Appeal. Although management believes that any appeal would lack merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Management believes that the claims lack merit and intends to defend against them vigorously.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between the Company and Takeda, Takeda transferred the responsibility for management of this patent infringement lawsuit to the Company. Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

The commercial success of Contrave or any other product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by both the medical community and patient population. Coverage and reimbursement of our product by third-party payors, including government payors, generally is also necessary for optimal commercial success. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the timing of market introduction of our products as well as competitive products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling, including, the “black box” warning(s) and pregnancy precautions associated with the active pharmaceutical ingredients, or APIs, in Contrave and included in Contrave’s product label;

•	availability of alternative treatments and the potential or perceived advantages or disadvantages of such treatments, including, in the case of Contrave, a number of competitive products approved for the treatment of weight loss or expected to be commercially launched in the near future;

•	pricing, discounts and cost effectiveness;

•	our Risk Evaluation and Mitigation Strategy, or REMS, if any are imposed;

•	the effectiveness of our, our contract sales organization’s, and our collaborators’ sales and marketing strategies;

•	the effectiveness of our ability to distribute our products to our customers, including our ability to negotiate the terms of our agreements with third party distributors that are consistent with, or as favorable as, terms that were negotiated when we had a large pharmaceutical partner;

•	our and our partners’ ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

If Contrave does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from our product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product may require significant resources and may never be successful.

*We have limited sales and marketing experience and resources.

To date, the marketing of Contrave has been focused on large markets traditionally served by general and family practitioners and internists. General physicians number in the several hundred thousand in the United States and hundreds of thousands outside the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to effectively promote to these physician groups, we entered into an amended and restated collaboration agreement with Takeda in July 2015 to further develop and commercialize Contrave in the United States. However, following the end of a transition period on August 1, 2016, we will assume full responsibility for the continued development and commercialization of Contrave in the United States. We have never, as an organization, commercialized a product and there is no guarantee that we will be able to do so successfully. Included in our strategy in the United States is the establishment of a specialty sales force to continue the commercialization of Contrave. While we have established our commercial team and have hired our U.S. sales force, we will need to further develop the team in order to successfully market and sell Contrave in the United States which will require significant time and resources and our ability to market and sell our product and generate revenues from Contrave may be delayed or limited. Our sales organization is currently contracted through a contract sales force. Although the new contract sales force consists of sales professionals with experience in the pharmaceutical industry, including many with experience selling weight management products, we cannot assure you that their sales efforts will be effective or produce the results we expect. We will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. Further, we may face difficulties or delays in obtaining the required licenses and permits to sell Contrave in individual states and jurisdictions. If our commercialization of Contrave in the United States is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our Company could be harmed.

*If we do not enter into additional collaboration, distribution or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States and our ability to generate revenues may be delayed or limited.

We have entered into an agreement with a contract sales organization to sell Contrave in the United States. We have a distribution agreement with Valeant Pharmaceuticals for the sale of Contrave in certain Central and Eastern European countries and Turkey and we have an agreement with Kwang Dong Pharmaceutical Company, Ltd. for commercialization of Contrave in South Korea. In order to expand the market opportunity for Contrave we must either establish additional sales and marketing collaborations, additional distribution or co-promotion arrangements or continue to expend significant resources to develop our own sales and marketing presence. We may not be able to enter into additional collaboration, distribution or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration, distribution or co-promotion arrangements for Contrave/Mysimba in additional geographies and we must develop our own sales and marketing presence to address the physicians in these geographic areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. Even if we do enter into additional collaboration, distribution or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

We also face competition in our search for collaborators, co-promoters and distributors. If our competitors are able to establish collaboration, distribution or co-promotion arrangements with pharmaceutical companies who have substantially greater resources than we have, our ability to successfully commercialize Contrave/Mysimba outside the United States will be limited and as a result our competitors may be more successful in marketing and selling their products in these geographic areas.

*We currently rely on our former collaboration partner, Takeda, for a number of services related to the commercialization and development of Contrave.

Following the end of a transition period on August 1, 2016, we will assume full responsibility for the continued development and commercialization of Contrave in the United States. However, we continue to rely on Takeda for a number of services pursuant to a transition services agreement, which services we expect to completely transition to us over the next many months. The full transition of these services requires us to expand our organization and our capabilities and will require additional time and resources and we cannot assure you that our efforts to complete the transition of all services will be completed successfully.

In addition, pursuant to our separation agreement, Takeda remains responsible for the conduct and completion of certain post-marketing studies for Contrave. We are reliant on Takeda for execution of these studies. Nevertheless, as the IND holder, we are responsible for ensuring that these studies are conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on Takeda does not relieve us of our regulatory responsibilities. Except for remedies available to us under our agreements with Takeda, we cannot control whether or not it devotes sufficient time and resources to these studies. If Takeda does not successfully carry out its responsibilities or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our post-marketing development of Contrave may be delayed.

*Even though Contrave received regulatory approval from the FDA and the EC, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes. As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A CVOT, which we refer as the CONVENE trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, following the termination of our collaboration with Takeda, we determined that the transfer of the recently-initiated, multi-year CONVENE trial to us from Takeda would have involved substantial complexity due to the scope, size and nature of the trial. After a careful assessment, we determined that the transfer of current clinical trial operations and systems may result in a significant interruption to study conduct and possibly data integrity. As a result, Takeda terminated the CONVENE trial in April 2016. We notified the clinical trial sites and the FDA of the decision to terminate the CONVENE trial and we expect to finalize a revised protocol and plans to start a new CVOT under our IND after conferring with the FDA. We cannot assure you that a new CVOT will satisfy the

FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT. Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States, the European Union and South Korea, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or failure to comply with regulatory requirements, may result in, among other things, restrictions on that product or on us or a partner, including:

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

In addition, the policies of the FDA and other regulatory authorities in the European Union and elsewhere may change and additional government regulations may be enacted that could impact the marketing of Contrave/Mysimba. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained in the United States and Europe, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

*Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States, the European Union and South Korea and may adversely impact our ability to maintain regulatory approval in the United States and the European Union.

Contrave is prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. and European Union regulatory approvals have been obtained for Contrave/Mysimba, the FDA has imposed ongoing requirements for post-marketing studies. Any issues relating to these post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

In addition, we may need to complete additional preclinical testing of any product candidate to evaluate safety and toxicity and the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for Contrave (outside the United States, the European Union and South Korea) and maintain approval for Contrave in the geographies in which we have approval today. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, including post-marketing clinical trials, even after promising results in earlier trials. If Contrave is not shown to be safe and effective in clinical trials, our clinical development program could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of any other product candidates that we may develop, in-license or acquire would prevent receipt or maintenance of regulatory approval and, ultimately, the commercialization of that product candidate.

We expect intense competition in the obesity marketplace for Contrave and new products may emerge that provide different or better therapeutic alternatives for obesity and weight loss.

Contrave competes with well-established prescription drugs for the treatment of obesity, including Xenical® (orlistat), marketed by Genentech, Inc. Orlistat has also been launched by GlaxoSmithKline in over-the-counter form under the brand name allí®, which represents additional competition and potential negative pricing pressure. Orlistat is marketed by a pharmaceutical company with substantially greater resources than we have. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown anecdotal evidence of efficacy. These products are sold at much lower prices than Contrave. The availability of a large number of branded prescription products, including drugs that are prescribed off-label, generic products and over-the-counter products could limit the demand for, and the price we or our partners are able to charge for Contrave and any future products. Vivus, Inc. commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia in September 2012. Eisai Inc., the collaboration partner of Arena Pharmaceuticals, Inc., or Arena, commercially launched lorcaserin in the United States under the name Belviq in June 2013. Vivus, Arena and Eisai may already have built a significant competitive advantage as Contrave did not become commercially available in the United States until October 2014. Moreover, Novo Nordisk’s product, Saxenda, received FDA and European Commission approval and commercially launched in the United States in April 2015, with launches in additional markets planned in the future. These products represent additional competition and potential negative pricing pressure with respect to Contrave. Further, if safety concerns about these products’ use arise after their launch, such concerns may materially and adversely affect the commercialization of Contrave.

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

Our ability and our partners’ ability to commercialize our approved product successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish favorable coverage and reimbursement levels for our product and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or our partners will be able to obtain adequate third-party coverage or reimbursement for our product in whole or in part.

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

Delays in the commencement, the transfer and delivery of clinical trial information, the transition of clinical trials, including the transition of post-marketing studies from Takeda to us, or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain or receive additional regulatory approvals. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information, the transition of clinical trials and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Further, if we or others, including our partners, identify undesirable side effects caused by the recently launched Contrave, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as an additional “boxed” warning with Contrave or an additional contraindication;

•	we may be required to change the way the product is distributed or administered, to conduct additional clinical trials or to change the labeling of the product;

•	we or our partners may decide to remove the products from the marketplace;

•	we could be sued and held liable for injury caused to individuals exposed to or taking our product; and

•	our reputation may suffer.

Any of these events could prevent us and our partners from achieving or maintaining market acceptance of Contrave or any other affected product candidate and could substantially increase the costs of commercializing Contrave and significantly impact our ability and our partners’ ability to successfully commercialize Contrave and generate revenues.

*We rely primarily on third parties to assist us in the conduct of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to commercialize our product within our expected timeframes or at all.

We expect to use a CRO to assist us with monitoring, oversight and statistical support for the post-marketing requirements for Contrave/Mysimba, including the CVOT. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of our clinical trials and the subsequent collection, review and analysis of data. These third parties, including CROs and investigators, are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and that our regulatory filings are consistent with regulatory requirements. Our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs that assist us with our clinical studies are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and regulatory authorities may not accept the clinical data in support of our marketing applications or in connection with our post-marketing commitments. We cannot assure you that upon inspection by a given regulatory authority, such authority will determine that any clinical trial complied with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. If our CROs, consultants or independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard or fails to comply with regulatory requirements, it may adversely impact the commercialization of our product. In addition, the execution of clinical trials, the subsequent compilation, review and analysis of the data produced and the preparation of regulatory applications requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties provide the necessary resources and communicate and coordinate with one another. If these third parties are unable to provide the necessary resources or coordinate and communicate with one another, our clinical trials may be delayed or the completion and analysis of the data and the related regulatory applications may be delayed or compromised. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract to provide services for our competitors, it could adversely affect our business.

*If the contract manufacturers upon whom we rely fail to produce our product in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we and our partners may face delays in the development and commercialization of Contrave.

We do not currently possess nor do we plan to implement manufacturing or packaging processes internally. We currently utilize the services of contract manufacturers to manufacture and package our clinical and commercial supplies. These supplies include the formulations of our product’s APIs from our API suppliers, the tablets combining those components and the materials used to package these tablets for commercial use and use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product in the volumes required on a timely basis, we may face delays in the continued development and commercialization of Contrave.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel and production capacity, equipment failures as well as compliance with strictly enforced federal, state and foreign regulations, which include product requirements established by the FDA or other regulatory agencies and stability requirements in other foreign countries that our current product candidate formulations may not be able to meet. If our manufacturers were to encounter any of these difficulties in the United States or in other foreign countries or otherwise fail to comply with their obligations to us, or if we do not accurately forecast our demand, our ability to support the commercial sale of Contrave or to provide product to patients in our clinical trials would be jeopardized. Moreover, our API suppliers acquire the raw materials necessary to make Contrave API from a limited number of sources. Naltrexone, in particular, comes from a very limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or high costs with consequent adverse effects on us. Any delay or interruption in our ability to meet commercial demand for Contrave will result in the loss of potential revenues. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining a clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements may be revised from time to time and include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval and/or commercialization, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully complete any required clinical trials, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the sale of Contrave or any of its clinical trials, entail higher costs or result in our or our partners being unable to effectively commercialize Contrave. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our partners may be unable to meet demand for Contrave and would lose potential revenues. Now that we have sole responsibility for the commercialization of Contrave in the United States, in the future we may not be able to negotiate terms that are consistent with, or as favorable as, terms that were negotiated when we had a large pharmaceutical company as our collaboration partner. To the extent that Contrave is approved for sale in other geographies in addition to the United States, Europe and South Korea, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those geographies.

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

The FDA has also directed manufacturers of antidepressant drugs to create Medication Guides to be distributed to patients regarding the risk of suicidal thinking and behavior in children and adolescents. Although we have not included children or adolescents in the Contrave clinical trials, the FDA required us to create a Medication Guide for Contrave. These warnings and other requirements may have the effect of limiting the market acceptance by targeted physicians and patients of Contrave.

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

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could limit or halt our ability to sell Contrave in the United States, the European Union or elsewhere that we have or may receive regulatory approval for sale.

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

In May 2015, we entered into a supply agreement with Mallinckrodt, effective January 2015, pursuant to which Mallinckrodt manufactures commercial supplies of naltrexone for use in Contrave. Pursuant to the terms of the supply agreement, we will pay certain fixed prices for such naltrexone, which prices may be adjusted, subject to specified limitations. We are required to purchase from Mallinckrodt a specified percentage of our requirements for naltrexone in our drug products containing naltrexone which are intended for commercial sale, provided that certain terms and conditions are met. The initial term of the supply agreement commenced in January 2015 and will continue in effect through December 2018. This initial term may only be renewed with the express written agreement of both parties. Either party may terminate the supply agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, or is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary or involuntary (if not dismissed within a specified number of days) petition of bankruptcy is filed in any court of competent jurisdiction by or against the other party, or (c) the supply agreement is assigned by the other party for the benefit of creditors. Either party may terminate the supply agreement upon 90 days’ written notice to the other party of a failure by that party to perform or observe any material covenant, condition or agreement to be performed or observed by it under the supply agreement, unless such breach has been cured within the 90 day notice period, provided that Mallinckrodt can only cure a breach for failure to timely supply ordered quantities of naltrexone up to one time per year, and provided further that , if we breach the agreement by failing to pay an invoice, the notice and cure periods referred to in this sentence shall only be 30 days. We may terminate the supply agreement upon 60 days’ prior written notice to Mallinckrodt in the event that, (a) any regulatory agency takes any action, or raises any objection that prevents us from importing, exporting, purchasing or selling naltrexone or any of its drug product containing naltrexone, (b) our drug product containing naltrexone fails during clinical trials and we withdraw the NDA, or (c) we determine, in our sole discretion, to no longer pursue the development and/or commercialization of any of our drug products containing naltrexone.

Other than our agreement with Mallinckrodt, we have no other material, long-term commitments or supply agreements with any of our other API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements on commercially reasonable terms, or at all. Consequently, we and our partners may not be able to successfully commercialize Contrave if we are unable to secure long-term supply commitments for its API components. Further, now that we have sole responsibility for the commercialization of Contrave in the United States, in the future we may not be able to negotiate terms that are consistent with, or as favorable as, terms that were negotiated when we had a large pharmaceutical company as our collaboration partner.

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

With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product, as well as the differences in its approved indications, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Contrave, which could significantly diminish their market potential and significantly impact our ability and our partners’ ability to successfully commercialize our product and generate revenues.

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

We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. In April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis Laboratories Fl., Inc. and certain of its affiliates, which we refer to collectively as Actavis, on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred to us the responsibility for management of this patent infringement lawsuit. Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome. However, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same new indication we are studying before we do, our approval of the new indication could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

*We may never receive approval or commercialize our products outside of the United States and the European Union.

In order to market any products outside of the United States and the European Union, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In August 2015, we entered into a distributorship agreement with Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, through our wholly owned subsidiary. Kwang Dong began marketing Contrave in South Korea in June 2016.

Failure to obtain regulatory approval for Contrave in other countries outside of the United States, the European Union and South Korea, or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that Contrave may not be approved for all indications requested, which could limit the uses of Contrave and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

We cannot predict what effect the PPACA or other healthcare reform or cost control initiatives that may be adopted in the future will have on our business. Further, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, and we expect there will be additional challenges and amendments to the Health Care Reform Law in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

•	our ability to set a price we believe is fair for our approved product;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

*We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management, commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the difficult regulatory climate for obesity drugs and the recent departures among our senior management team. Our industry has experienced a high rate of turnover of management personnel in recent years. As our business continues to grow, and we transition from primarily a drug development company to a commercial product organization, we expect to experience changes in our executive team, including potential departures and the addition of new executives with commercialization expertise or other necessary skill sets. We may also experience some departures from our current executive team as individuals transition to new experiences and/or retirement. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of Contrave/Mysimba, our ability to raise additional capital and our ability to implement our overall business strategy.

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Michael A. Narachi, our President and Chief Executive Officer and Thomas Cannell, our Chief Operating Officer and President of Global Commercial Products. Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. If we lose any members of our senior management team, including Messrs. Narachi and Cannell, we may not be able to find suitable replacements, and our business may be harmed as a result. We are not aware of any key personnel who has plans to retire or leave our company in the immediate future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Risks Related to Intellectual Property

*Our market opportunity for Contrave may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product, these applications may not issue on a timely basis or at all.

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University, or OHSU. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, as EP1617832B1, and provides protection for Contrave in the various EPO countries in which the patent has been registered. Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave. For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis’ proposed generic products infringe certain patents for Contrave. In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred to us the responsibility for management of this patent infringement lawsuit. Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

Our commercial success depends upon our and our partners’ abilities to develop, manufacture, market and sell our product and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product and/or proprietary technologies may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product or proprietary technologies. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us or our partners, which may later result in issued patents that Contrave or proprietary technologies may infringe.

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

*We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the European Union, Japan and Russia for the same mark and have pending applications in Brazil. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in

Australia, Brazil, Canada, Europe, Mexico, Russia, Japan and South Korea and have pending applications in Australia, Brazil, Canada, Mexico, India and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in Australia, the European Union, Norway, South Korea and Switzerland for the same mark. In addition, an application for the mark MYSIMBA is pending in India. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2016, we had an accumulated deficit of approximately $668.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

*We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	effectively market and sell Contrave in the United States;

•	maintain regulatory approval of Mysimba in the European Union;

•	manufacture commercial quantities of Contrave at acceptable cost levels; and

•	effectively market and sell Contrave/Mysimba in the European Union and elsewhere outside the United States, if approved.

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

In March 2016, we sold $165 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the Secured Notes, initially convertible into an aggregate of up to 21,999,999 shares of common stock and related warrants to purchase up to 21,999,999 shares of common stock. In September 2015, we sold 2,000,000 shares of our common stock and warrants to purchase five million shares of our common stock. In December 2013, we sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2013 Notes. Any conversions or exercises of some or all of these Secured Notes, 2013 Notes or warrants, as applicable, will result in additional dilution of existing stockholders.

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

*The Holders of our Secured Notes have the right to require us to repurchase, for cash, their Secured Notes in the case of certain fundamental changes or adverse changes related to the regulatory approval for, commercialization of, and net sales of Contrave.

The indenture for our Secured Notes provides that the holders of the Secured Notes will, at their option, have the right to require the Company to repurchase, for cash, all or a portion of their Secured Notes in certain circumstances, including: (a) a change in control of the company or other fundamental changes; (b) our common stock ceases to be listed or quoted on NASDAQ; and (c) following specific adverse events related to our business that include: (i) a suspension or withdrawal, by the FDA, of the marketing approval of Contrave; (ii) changes to the drug label for Contrave or the implementation of a REMS for Contrave, in any case, in a manner that would be reasonably expected to have a materially adverse impact on annual net sales of Contrave in the United States; (iii) we cease selling Contrave in the United States, either ourselves or through affiliates, distributors, partners or licensees; (iv) approval, by the FDA, of an ANDA for a AB-rated generic version of Contrave and actual sales of such generic version in the United States; and (v) worldwide net sales of Contrave for fiscal year 2017 that are less than $100 million, in aggregate. Certain of the events that would trigger the repurchase obligation are outside of our control, including certain of the events that would be classified as a change in control or fundamental change. We cannot assure you that we will avoid these events. If we are required to repurchase the Secured Notes, it will require a significant amount of cash, and if such cash is not available, we may be required to enter into alternate financing arrangements at terms that may or may not be desirable.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2016, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $0.35 to a high sale price of $0.65 (which prices do not reflect the effect of the reverse stock split effected on July 11, 2016). This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;

•	FDA or international regulatory actions, including failure to maintain regulatory approval for Contrave in South Korea or receive approval in other additional foreign jurisdictions;

•	announcements regarding our clinical trials, including the Ignite Study, the Light Study and the post-marketing required clinical trials for Contrave;

•	announcements regarding Vivus’, Novo Nordisk’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;

•	announcements regarding our relationships with third parties;

•	announcements regarding bupropion or naltrexone;

•	announcements regarding manufacturing or supply developments for Contrave;

•	failure of any of our product to achieve commercial success;

•	developments concerning current or future strategic collaborations;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	litigation or public concern about the safety of our products;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts or other analyst comments;

•	additions or departures of key personnel;

•	healthcare reform measures and other third-party coverage and reimbursement policies; and

•	changes in or announcements relating to third-party coverage and reimbursement policies for Contrave/Mysimba; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

*Our executive officers, directors, principal stockholders and their respective affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

As of June 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 40.1% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff has not yet filed a Notice of Appeal. Although management believes that the claims and any appeal lack merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of us against certain of our current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Management believes that the claims lack merit and intends to defend against them vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant

3.5(6)	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock.

3.6(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, as amended

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(3)	Form of Warrant to Purchase Common Stock

4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee

4.4(6)	Indenture, dated as of March 21, 2016, by and between the Registrant and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020.

4.5(7)	Form of Warrant to Purchase Common Stock

4.5(6)	Investor Rights Agreement, dated as of March 15, 2016, by and among the Registrant, Baupost, and the other investors party thereto.

4.6(6)	Securities Purchase Agreement, dated as of March 15, 2016, by and among the Registrant and each purchaser party thereto

10.1#	Employment Agreement dated February 3, 2015 by and between the Registrant and Jason Keyes

10.2#	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Jason Keyes

10.3#	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between the Registrant and Thomas Cannell

10.4#	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between the Registrant and Jason Keyes

10.5#	Amended and Restated 2007 Equity Incentive Award Plan

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.
(5)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.
(6)	Filed with the Registrant’s Current Report on Form 8-K on March 25, 2016.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 15, 2016.
(8)	Filed with the Registrant’s Current Report on Form 8-K on July 11, 2016
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 5, 2016	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Jason A. Keyes
Jason A. Keyes SVP, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant

3.5(6)	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock.

3.6(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, as amended

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(3)	Form of Warrant to Purchase Common Stock

4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee

4.4(6)	Indenture, dated as of March 21, 2016, by and between the Registrant and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020.

4.5(7)	Form of Warrant to Purchase Common Stock

4.5(6)	Investor Rights Agreement, dated as of March 15, 2016, by and among the Registrant, Baupost, and the other investors party thereto.

4.6(6)	Securities Purchase Agreement, dated as of March 15, 2016, by and among the Registrant and each purchaser party thereto

10.1#	Employment Agreement dated February 3, 2015 by and between the Registrant and Jason Keyes

10.2#	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Jason Keyes

10.3#	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between the Registrant and Thomas Cannell

10.4#	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between the Registrant and Jason Keyes

10.5#	Amended and Restated 2007 Equity Incentive Award Plan

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on December 19, 2006, as amended (File No. 333-139496).
(2)	Filed with the Registrant’s Registration Statement on Form S-8 on June 22, 2011.
(3)	Filed with the Registrant’s Current Report on Form 8-K on December 15, 2011.
(4)	Filed with the Registrant’s Current Report on Form 8-K on December 9, 2013.
(5)	Filed with the Registrant’s Current Report on Form 8-K on July 3, 2014.
(6)	Filed with the Registrant’s Current Report on Form 8-K on March 25, 2016.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 15, 2016.
(8)	Filed with the Registrant’s Current Report on Form 8-K on July 11, 2016.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Orexigen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	Indicates management contract or compensatory plan or arrangement.