Form 10-Q
period 2016-09-30
Orexigen Therapeutics, Inc.
filed 2016-11-07
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 1, 2016, the registrant had 14,586,771 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$74,427	$155,422
Accounts receivable	2,098	6,828
Investment securities, available-for-sale	1,495	58,589
Restricted cash and investments	165,082	—
Inventory	23,999	10,802
Prepaid expenses and other current assets	6,080	2,254
Total current assets	273,181	233,895
Property and equipment, net	1,260	1,284
Intangible assets	78,032	—
Other long-term assets	3,152	1,013
Restricted cash	188	138
Total assets	$355,813	$236,330

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,970	$6,485
Accrued clinical trial expenses	8,518	5,820
Accrued expenses	29,229	10,323
Contingent consideration	13,500	—
Deferred revenue, current portion	2,256	9,613
Total current liabilities	65,473	32,241
Long-term contingent consideration	6,300	—
Long-term convertible debt	91,319	87,870
Long-term convertible debt, at fair value	109,600	—
Deferred revenue, less current portion	6,361	82,691
Other long-term liabilities	—	150
Commitments and contingencies
Series Z preferred stock, $.001 par value, 219,994 and no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,343	—
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; 219,994 and no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.001 par value, 300,000,000 shares authorized at September 30, 2016 and December 31, 2015; 14,586,771 and 14,554,592 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	15	15
Additional paid-in capital	695,759	653,835
Accumulated other comprehensive income (loss)	(1,755)	215
Accumulated deficit	(620,602)	(620,687)
Total stockholders’ equity	73,417	33,378
Total liabilities and stockholders’ equity	$355,813	$236,330

See accompanying notes.

Note: The Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Collaborative agreement	$895	$7,411	$5,689	$11,525
Royalties	866	2,563	5,961	8,002
Net product sales	5,241	—	8,176	—
Total revenues	7,002	9,974	19,826	19,527
Cost of product sales	1,940	—	3,724	—
Operating (income) expenses:
Research and development	5,254	8,817	31,304	35,166
Selling, general and administrative	35,103	12,103	76,645	31,502
Pre-existing settlement gain	(80,229)	—	(80,229)	—
Amortization expense of intangible assets	1,408	—	1,408	—
Change in fair value of contingent consideration	1,000	—	1,000	—
Total operating (income) expenses	(37,464)	20,920	30,128	66,668
Income (Loss) from operations	42,526	(10,946)	(14,026)	(47,141)
Other income (expense):
Interest income	239	65	525	195
Interest expense	(1,988)	(1,872)	(5,878)	(5,544)
Change in fair value of financial instruments	6,100	—	17,700	—
Foreign currency gain (loss), net	786	1,612	1,764	1,612
Total other income (expense)	5,137	(195)	14,111	(3,737)
Net income (loss) - basic	$47,663	$(11,141)	$85	$(50,878)
Net income (loss) - diluted	$40,963	$(11,141)	$85	$(50,878)
Basic net income (loss) per share	$3.27	$(0.86)	$0.01	$(4.03)
Diluted net income (loss) per share	$1.12	$(0.86)	$0.01	$(4.03)
Basic shares used in computing net income (loss) per share	14,587	12,975	14,570	12,630
Diluted shares used in computing net income (loss) per share	36,615	12,975	14,570	12,630

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$47,663	$(11,141)	$85	$(50,878)
Other comprehensive gain (loss)
Foreign currency translation loss	(830)	(1,643)	(1,984)	(1,643)
Unrealized gain (loss) on investment securities	(43)	(6)	14	29
Other comprehensive gain (loss)	(873)	(1,649)	(1,970)	(1,614)
Comprehensive income (loss)	$46,790	$(12,790)	$(1,885)	$(52,492)

See accompanying notes.

Orexigen Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$85	$(50,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on securities available-for-sale	200	694
Accretion of debt discount	3,413	3,135
Change in fair value of financial instruments	(17,700)	—
Gain from pre-existing settlement	(80,229)	—
Change in fair value of contingent consideration	1,000	—
Amortization of intangible assets	1,408	—
Depreciation	310	157
Stock-based compensation	7,894	12,357
Deferred revenue	(3,643)	9,746
Unrealized foreign currency gain	(1,301)	(1,602)
Other non-cash adjustments	274	(835)
Changes in operating assets and liabilities:
Accounts receivable	4,731	(1,990)
Inventory	618	(9,801)
Prepaid expenses and other current assets	(3,826)	(758)
Other assets	(2,150)	42
Accounts payable and accrued expenses	13,060	3,956
Deferred rent and lease incentives	(150)	(147)
Net cash used in operating activities	(76,006)	(35,924)
Investing activities
Purchases of securities available-for-sale	(23,600)	(83,864)
Maturities of securities available-for-sale	80,605	105,319
Restricted cash and investments	(165,229)	39
Purchase of Contrave - net	(60,435)	—
Purchase of property and equipment	(286)	(231)
Net cash provided by (used) in investing activities	(168,945)	21,263
Financing activities
Proceeds from convertible debt issuance	120,000	—
Proceeds from issuance of warrants	41,000	—
Proceeds from issuance of Series Z Preferred	3,343	—
Proceeds from issuance of common stock and warrants in private placement financing	—	59,804
Proceeds from issuance of common stock	139	4,226
Net cash provided by financing activities	164,482	64,030
Effect of exchange rate changes on cash	(526)	655
Net increase (decrease) in cash and cash equivalents	(80,995)	50,024
Cash and cash equivalents at beginning of period	155,422	104,243
Cash and cash equivalents at end of period	$74,427	$154,267

Supplemental disclosure of non-cash investing activities:
Liability incurred to acquire Contrave	$5,442	$—

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Organization

Orexigen Therapeutics, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave®, in the United States. Contrave was launched commercially in the United States by the Company’s former partner, Takeda Pharmaceutical Company Limited (“Takeda”), in October 2014. In August 2016, the collaboration agreement between the Company and Takeda was terminated and the Company is now solely responsible for developing and commercializing Contrave within the United States and the rest of the world. The Company has experienced losses since its inception, and as of September 30, 2016, had an accumulated deficit of $620.6 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

Collaborative agreement revenue

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of Accounting Standards Update (“ASU”) No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company use its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable, and collectability is reasonably assured.

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

Royalty revenue

Royalties to be received based on sales of the Company’s licensed products by partners are recognized as earned.

Product Sales, Net

The Company’s net product sales consist of U.S. sales of Contrave as well as product sales to our distributors in other countries. The Company recognizes product revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, net product revenue from the sale of Contrave/Mysimba is generally recognized upon transfer of title of the product to our third-party customers, provided that no significant obligations remain.

Effective August 1, 2016, the Company reacquired the commercial rights of Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies, hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of September 30, 2016, the Company had a deferred revenue balance of $1.8 million related to Contrave net product sales.

Upon recognition of revenue from product sales of Contrave in the U.S., the Company records certain sales reserves and allowances as a reduction to gross revenue.  These reserves and allowances include:

Rebates:

The Company records provisions for U.S. Medicaid, and commercial managed care contract rebates at the time revenue is recognized based upon our estimated rebate claims attributable to a sale. U.S Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  For commercial managed care contract rebates, the Company considers current contract terms, such as changes in formulary status and agreed to discount rates, along with historical utilization rates. Orexigen also considers outstanding rebate claims, rebate payments, forecasted sales, and levels of inventory in the distribution channel and adjusts estimates each period to reflect actual experience. There can be a significant time lag between recording estimates and actual payments.

Chargebacks:

The Company provides predetermined discounts under certain government programs, including the Veterans Administration Federal Supply Schedule (FSS) and Public Health Service 340B, whereby the pharmacies or health care facilities affiliated with these programs purchase Contrave from wholesalers at reduced prices. A chargeback represents the difference between the invoice price to the wholesaler and the contractual discounted price offered by the Company under the respective program. Our estimate for these chargeback fees takes into consideration contractual terms, historical utilization rates along with payor mix, and our expectations regarding future utilization rates.

Cash Discounts:

The Company offers certain wholesalers cash discounts as an incentive for meeting certain payment terms.   The Company estimates prompt payment discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.  As the prompt pay discounts are applied against wholesaler purchases of Contrave, the Company records its initial estimate at the point in which that sales occurs.

Distribution Fees:

The distribution fees, based on contractually determined rates, arise from contractual agreements the Company has with certain wholesalers for distribution services they provide with respect to Contrave. These fees are generally a fixed percentage of the price of the product purchased by the wholesalers.

Savings Card Program:

The Company offers certain discount programs to patients under which the patient receives a discount on his or her prescription. The Company reimburses pharmacies for this discount through a third-party vendor. The discounts, which are recorded as a reduction of sales at the point of revenue recognition, reflect an estimate based on historical utilization rates, expectations surrounding future utilization, and user mix in relation to the discount offering.

Sales Returns:

The Company allows the wholesalers to return product that is damaged or received in error. In addition, the Company accepts unused product to be returned beginning six months prior to and ending twelve months following product expiration. Specific rights of return are also extended to certain customers. The Company believes that its estimated product returns for Contrave requires a high degree of judgement and is subject to change based on our experience and certain quantitative and qualitative factors. Because of the shelf life of Contrave and the lengthy return period, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.  In order to develop a methodology to reliably estimate future returns, the Company analyzes many factors, including, without limitation: (1) actual Contrave product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel.  The Company considers the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. The Company also considers current contract prices and projected future prices to estimate the exposure to returned product. Given the exposure to returns and the Company’s limited history of selling Contrave in the U.S., the Company recognizes product sales allowances based on these estimates as a reduction of product sales in the same period the related revenue is recognized, upon sale of Contrave from the wholesalers to the pharmacies, hospitals, etc.  The Company believes this reduces its exposure to returns and allows us to more reasonably justify the estimate.  Should actual product return results differ from our estimates, however, the Company will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.

Inventory

Inventories are stated at the lower of cost (using a first-in, first-out basis) or market. Inventory costs including raw materials, work in process and finished goods that may be associated with its products prior to regulatory approval are charged to research and development expense prior to such approval on a country-specific basis.

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

Preferred Stock

When issued, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. The Company’s Series Z Preferred Stock features a contingent right to receive payment from the Company in the event of certain fundamental changes, some of which are not within the Company’s control. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of warrants issued in 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the cash settlement feature expires, the warrants are exercised or expired. At the 2016 Annual Meeting of Stockholders on July 8, 2016, the stockholders approved an amendment to increase in authorized shares of common stock. On such date, the cash settlement feature expired and therefore the Company adjusted the liability to fair value on that date and reclassified the warrants from a Warrant Liability to Additional Paid in Capital.

Purchased Intangibles

Acquired assets and assumed liabilities recognized in an acquisition are recorded on the basis of their estimated fair values determined by management at the date of acquisition. The Company determines the estimated economic lives of the acquired intangible assets for amortization purposes.

Intangible assets consist of developed technology and tradenames acquired in the Contrave business combination under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the following estimated useful lives:

	Useful Lives
Developed technology	10	years
Tradename	10	years

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the period ended September 30, 2016.

Contingent Consideration

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. The fair value of the Company’s contingent consideration liability is revalued to fair value each period and any increase or decrease is recorded into earnings. Amounts paid in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.

Restricted Cash and Investments

All cash and investments that are legally restricted from use are recorded in restricted cash and investments on the balance sheet. The convertible senior secured notes due 2020 issued in March 2016 (See Note 10) require the Company to maintain a minimum account balance which is considered to be restricted cash and investments. The required restricted cash and investment amounts are $165.0 million, $100.0 million and $50.0 million until December 21, 2016, March 21, 2017 and June 21, 2017, respectively. The restricted cash and investments balance was $165.3 million and $138,000 on September 30, 2016 and December 31, 2015, respectively.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018; early adoption as of January 1, 2017 is permitted. The Company is in the process of evaluating the timing of adoption, the transition methods, and the effects the adoption will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. Previous guidance generally required entities to present debt issue costs separately as deferred charges. The Company adopted the new guidance in the first quarter of 2016, and prior year amounts were reclassified to conform to the current year presentation. The adoption of this guidance resulted in the reclassification of approximately $259,000 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long term debt on our consolidated balance sheet as of December 31, 2015. At September 30, 2016, debt issuance costs of approximately $224,000 were netted against long term debt on our consolidated balance sheet under the new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. In addition, the new guidance requires an entity that has elected the fair value option for a financial liability to present separately in other comprehensive income the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are generally to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of the provision addressing instrument-specific credit risk related to financial liabilities recorded at fair value under the fair value option. The Company is currently evaluating the impact of adoption of ASU No. 2016-01 on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU No. 2016-02 on the consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2020. The Company is currently assessing the impact of this guidance on the consolidated financial statements and related disclosures.

In August 2016, the FASB released guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance becomes effective January 1, 2018 and is applied on a retrospective basis. This guidance is not expected to have a material impact on the Company’s consolidated statement of cash flows.

3. Net Income (Loss) per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method or the if-converted method

For purposes of this calculation, options, warrants and shares underlying convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) - basic	$47,663	$(11,141)	$85	$(50,878)
Change in fair value of financial instruments	(6,700)	—	—	—
Net income (loss) - diluted	$40,963	$(11,141)	$85	$(50,878)

Denominator for basic and diluted weighted average shares of common stock outstanding:
Weighted average common shares outstanding for basic	14,587	12,975	14,570	12,630
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	28	—	—	—
Common stock warrants	—	—	—	—
Convertible senior notes	22,000	—	—	—
Weighted average common shares outstanding for diluted	36,615	12,975	14,570	12,630
Basic net income (loss) per share	$3.27	$(0.86)	$0.01	$(4.03)
Diluted net income (loss) per share	$1.12	$(0.86)	$0.01	$(4.03)
The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):
Shares underlying 2013 convertible senior notes	1,404	1,404	1,404	1,404
Shares underlying 2016 convertible senior notes	—	—	22,000	—
Common stock warrants outstanding	22,000	500	22,000	500
Common stock options outstanding	6,584	1,999	6,584	1,999
	29,988	3,903	51,988	3,903

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, including debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Investment securities, available-for-sale, consisted of the following (in thousands):

September 30, 2016

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	135,076	13	(7)	135,082
Corporate debt securities	Less than 1	1,495	0	—	1,495
Total investment securities		$136,571	$13	$(7)	$136,577

December 31, 2015

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$36,748	$7	$(12)	$36,743
Corporate debt securities	Less than 1	9,803	$—	$(2)	$9,801
U.S. Treasury securities	Less than 1	12,046	—	(1)	$12,045
Total investment securities		$58,597	$7	$(15)	$58,589

A portion of the investments at September 30, 2016 are restricted investments as described in Note 2. Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2016 and 2015.

5. Contrave Acquisition

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”), which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda. The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. On August 1, 2016, the transition period under the Separation Agreement between the Company and Takeda terminated and the Company reacquired all commercial rights to Contrave in the United States. The Company made an initial payment of $60.0 million (the “Initial Payment”) to Takeda in March 2016 and will pay an additional $15.0 million to Takeda in January 2017 (the “January 2017 Payment”) provided that Takeda substantially performs its obligations under the Separation Agreement and related agreements. The source of funds for the Initial Payment and the January 2017 Payment was, and will be, from the Company’s cash on hand. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any future year. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. See Footnote 6 for valuation methodology of contingent consideration. As a result of the Contrave acquisition and the resulting settlement of its pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the remaining Contrave deferred revenue on August 1, 2016.

Purchase Consideration

The estimated fair value of the total consideration at the date of acquisition (August 1, 2016) is as follows (in thousands):

Prepaid purchase price payment to Takeda in March 2016	$60,000
Fair value of contingent consideration due to Takeda	18,800
Payment due to Takeda for Contrave inventory	7,544
Estimated payment due to Takeda for charge-backs and rebates	823
Cash received from Takeda for estimated returns as of August 1, 2016	(1,667)
Total Purchase Price	$85,500

On the acquisition date, the estimated fair value of net assets acquired was $85.5 million. The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed is subject to finalization of estimating the fair value of the assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses. The estimated fair value of the inventory and accrued expenses will be finalized as further information is received regarding these items and analysis of this information is completed. The allocation as of the date of the acquisition is as follows (in thousands):

Developed technology intangible	$75,039
Tradename	4,400
Inventory	13,971
Assumption of accrued expenses (savings card program)	(5,687)
Assumption of accrued expenses (returns reserve)	(2,223)
Total Fair Value of Assets Acquired and Liabilities Assumed	$85,500

The fair value of the intangible assets (developed technology intangible and tradename) is determined primarily using the “income method,” the basis of which is a forecast of expected future cash flows. Some of the more significant assumptions inherent in the intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of product sales, research and development costs, sales and marketing expenses, capital expenditures and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors. The fair value of the inventory was based upon net realizable values.

The estimated amortization expense related to the intangible assets recorded in connection with the Contrave acquisition for 2016 through 2020 and thereafter is as follows (in millions):

Year ended December 31,
2016	$3,310
2017	7,944
2018	7,944
2019	7,944
2020	7,944
Thereafter	44,353
$79,439

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Contrave had occurred on January 1, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$10,965	$12,667	$42,677	$38,972
Net loss	(36,040)	(55,437)	(147,504)	(117,427)
Net loss per share - basic and diluted	$(2.47)	$(4.27)	$(10.12)	$(9.30)

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 2016 include the amortization of the intangible assets and the reversal of collaborative and royalty revenue.

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 2015 include the amortization of the intangible assets, reversal of collaborative and royalty revenue and the elimination of existing Contrave deferred revenue.

6. Fair Value Measurements

The fair values of the Company’s financial instruments are estimated and classified using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$93,729	$93,729	$—	$—
U.S. Treasury securities	135,082	—	135,082	—
Corporate debt securities	1,494	—	1,494	—
Total assets measured at fair value	$230,305	$93,729	$136,576	$—
Liabilities:
Contingent consideration - current	$13,500	$—	$—	$13,500
Contingent consideration - long-term	6,300	$—	$—	6,300
Convertible debt	109,600	—	—	109,600
Total liabilities measured at fair value	$129,400	$—	$—	$129,400

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2016 and 2015.

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

Changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2016 (in thousands):

Contingent Consideration—August 1, 2016	$18,800
Change in fair value of contingent consideration (recognized in earnings)	1,000
Contingent Consideration at fair value – September 30, 2016	$19,800
Convertible Debt—March 31, 2016	$120,000
Change in fair value of convertible debt (recognized in earnings)	(10,400)
Convertible debt at fair value – September 30, 2016	$109,600
Warrant Liabilities – March 31, 2016	$41,000
Change in fair value of warrant liability (recognized in earnings)	(7,300)
Reclassifcation to equity	(33,700)
Fair value of warrant liability—September 30, 2016	$—

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

As part of the Separation Agreement between the Company and Takeda, the Company recorded a current contingent consideration liability and a long-term contingent consideration liability that have been classified as Level 3 inputs in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to Takeda based on: (i) Orexigen achieving annual net sales targets in certain years and (ii) Takeda performing certain obligations, as outlined in the Separation Agreement. The initial fair value of the long-term portion of the contingent consideration based on net sales was estimated through the use of a Monte Carlo simulation model. The Monte Carlo simulation model utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate; and (iv) expected volatility. The initial fair value of the current portion of the contingent consideration based on Takeda performing certain obligations was estimated using a probability weighted approach. The probability was applied to the contingent consideration based on Takeda performing certain obligations and discounted to present value.  The fair value of the Company’s contingent consideration liability is revalued to fair value each period and any increase or decrease is recorded into earnings. The fair value of the contingent consideration was impacted by certain unobservable inputs, most significantly with regards to the discount rates, probability of scenario occurrence, expected volatility, historical and projected net sales performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

7. Inventory

Inventory consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$6,084	$8,619
Work in process	1,930	708
Finished goods	15,985	1,475
	$23,999	$10,802

8. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2016	December 31, 2015
Furniture and fixtures	5	$1,202	$1,202
Computer equipment and software	3 to 5	1,180	553
Leasehold improvements	5	644	644
Manufacturing equipment	5	663	664
Asset under construction		98	437
		3,787	3,500
Less accumulated depreciation and amortization		(2,527)	(2,216)
		$1,260	$1,284

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Product sales reserves and allowances	$12,332	$—
Accrued compensation related expenses	5,525	4,115
Inventory received, not invoiced	5,144	2,032
Accrued income taxes	—	1,346
Accrued marketing and market research expenses	2,684	559
Accrued research and development expenses	734	889
Accrued interest on convertible notes	1,054	264
Accrued legal and professional expenses	1,433	353
Other accrued expenses	323	765
	$29,229	$10,323

10. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$10	$—	$61	$—
Selling, general and administrative	2,195	2,353	5,669	8,934
Research and development	586	1,064	2,164	3,423
	$2,791	$3,417	$7,894	$12,357

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life (in years)	5.5	5.6	5.5	5.6
Expected volatility	95.5%	93.9%	95.4%	93.9%
Risk-free interest rate	1.2%	1.6%	1.3%	1.6%
Expected dividend yield	—	—	—	—

The Company granted an aggregate of 353,000 performance-vesting stock units (PSUs) to certain employees during the nine months ended September 30, 2016. These PSUs are subject to vesting in 20% installments over five years from the date of grant but will only be earned during such five-year period if pre-determined share price hurdles with respect to the price of the Company’s common stock are attained. The expense associated with these awards is being recognized over the anticipated service period. The company issued in aggregate approximately 400,000 in performance-vesting stock options during the nine months ended September 30, 2016 for which the number of shares vested at the end of the one-year performance period will range from 0% and 100% of the option shares granted based on the Company’s performance, mainly relative to specified net sales targets. If it becomes probable that the performance targets related to these performance-vesting options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date.

11. Convertible Debt

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

The 2016 Notes will mature on July 1, 2020, unless earlier repurchased, redeemed or converted in accordance with the Indenture. The 2016 Notes shall only be convertible into shares of Common Stock of the Company at the Conversion Rate. In the event of a change of control transaction at any time, the 2016 Notes will be convertible for a period beginning on the closing of such change of control transaction and ending 35 Trading Days after the closing of such transaction.

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

If one or more Events of Default occurs, then unless the principal of all of the 2016 Notes shall have already become due and payable, either the Trustee or the holders of at least 25% in aggregate principal amount of the 2016 Notes then outstanding, by notice in writing to the Company (and to the Trustee if given by holders), may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2016 Notes to be due and payable immediately, and upon any such declaration the same will become and will automatically be immediately due and payable. If an Event of Default resulting from a voluntary or involuntary liquidation, reorganization, or other relief occurs and is continuing, 100% of the principal of, and accrued and unpaid interest, if any, on, all 2016 Notes shall become and shall automatically be immediately due and payable.

Upon the occurrence of certain fundamental changes or adverse events related to the regulatory approval for, commercialization of, and net sales of Contrave, as described in the Indenture, holders of the 2016 Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their 2016 Notes at a repurchase price equal to 100% of the aggregate principal amount of 2016 Notes. The 2016 Notes were not redeemable by the Company, in whole or in part, prior to the receipt of the required stockholder approvals (the “Stockholder Approval”), which the Company obtained at its 2016 annual meeting of stockholders in July 2016.  From and after the receipt of the Stockholder Approval, the 2016 Notes are not redeemable, in whole or in part, without the consent of the holders of not less than 70% in aggregate principal amount of the 2016 Notes at the time outstanding.

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

The Purchasers received Warrants exercisable for a number of shares of Common Stock equal to the aggregate principal amount of the 2016 Notes acquired by the Purchasers, multiplied by the Conversion Rate. The exercise price of the Warrants was initially $1.50 per share (the “Exercise Price”), which was adjusted to $15.00 per share following the reverse stock split of the Common Stock, and the Warrants expire on September 21, 2026. From and after the Stockholder Approval, the Warrants became only exercisable for a number of shares of Common Stock of the Company at the Exercise Price. In the event of a change of control transaction at any time, the Warrants will be exercisable for a period beginning on closing of such change of control transaction and ending 35 days after such transaction.

Due to the complexity and number of embedded features within the convertible note and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features (collectively, the “hybrid instrument”) under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the convertible notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of selling, general and administrative expense for the nine months ended September 30, 2016.

In connection with the Offering the Company issued 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share (the “Series Z Preferred Stock”).

The Series Z Preferred Stock is not convertible and does not pay or accrete dividends. The Series Z Preferred Stock is entitled to a liquidation preference upon a Fundamental Change, which includes a change of control. Upon a Fundamental Change, the Company must pay each holder an amount equal to the lesser of (i) the amount by which $975 exceeds the amount received by holders of each 100 shares of Common Stock (which reflects an adjustment for the reverse stock split and is subject to further adjustment for future stock splits, dividends, and the like) and (ii) $225; provided however that, if $975 does not exceed the amount received by holders of each 100 shares of Common Stock (which reflects an adjustment for the reverse stock split and is subject to further adjustment for future stock splits, dividends, and the like), then the Fundamental Change Amount will be $0.

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

A summary of the liability and equity components of the 2013 Notes is as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Principal amount of senior convertible notes outstanding	$115,000	$115,000
Unamortized discount of liability component	(23,457)	(26,871)
Unamortized debt issuance costs	(224)	(259)
Long term convertible debt	$91,319	$87,870
Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	4.3 years	5.0 years

12. Technology, License and Distribution Agreements

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

In July 2015, the Company entered into an amended and restated collaboration agreement with Takeda (the “Restated Collaboration Agreement”) which amended and restated the original agreement that the parties entered into in September 2010. The Restated Collaboration Agreement was substantially the same as the prior agreement subject to the following key changes:

(a) The territory covered by the collaboration was revised to only include the United States, returning all rights for the countries of Mexico and Canada to the Company.

(b) The responsibilities for the costs of development activities for Contrave from and after August 1, 2015 were restructured.

(i) The Company was responsible for the cost of the randomized, double-blind, placebo-controlled cardiovascular outcomes clinical trial (the “CVOT”) to be conducted by Takeda up to the currently-projected total cost of such CVOT, above which the parties will generally share the costs of such CVOT equally, with certain exceptions.

(ii) Takeda would be responsible for 100% of remaining costs for the terminated Light Study.

(iii) Takeda and the Company would be responsible for 75% and 25% of expenses, respectively, of any other post-approval development costs, including all other post-marketing requirement studies other than the CVOT.

(c) The Company would be eligible to receive up to an additional $105 million of potential milestone payments upon achievement of a combination of factors related to superiority claims reflected in approved labeling for Contrave, a lack of generic competition and net sales.

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

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”), which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda. The termination was effective on August 1, 2016. The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. In connection with the Separation Agreement, the Company made a $60.0 million payment for the acquisition of the Contrave business and will pay an additional $15.0 million at the end of the transition period assuming Takeda meets its obligations under the Separation Agreement. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any year following the end of the transition period. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The acquisition date was August 1, 2016.

For the nine months ended September 30, 2016, the Company recognized revenues under the Restated Collaboration Agreement of approximately $11.4 million, including approximately $6.0 million in royalties earned for the sale of Contrave by Takeda and approximately $5.4 million in continued recognition of the up front and non-substantive milestone payments. As a result of the Separation Agreement and the settlement of a pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the existing Contrave deferred revenue.

Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Kwang Dong Pharmaceutical Company, Ltd. (“Kwang Dong”), entered into a distributorship agreement for South Korea for Contrave. In May 2016, Kwang Dong obtained regulatory approval for Contrave in South Korea and began marketing Contrave in June 2016, For the nine months ended September 30, 2016, we recorded net product sales of approximately $2.9 million of Contrave to Kwang Dong. The Company received an upfront payment of $7.0 million in 2015 from Kwang Dong which was deferred and is being recognized over the term of the agreement. For the nine months ended September 30, 2016, the Company recognized $250,000 in the amortization of deferred revenue.

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al ., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  Lead plaintiff’s opening brief is due on December 2, 2016. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which Orexigen and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between the Company and Takeda, Takeda transferred responsibility for management of this patent infringement lawsuit to the Company. Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

These statements include but are not limited to statements regarding: the potential for Contrave ® /Mysimba® to achieve commercial success globally; the potential to obtain marketing authorizations outside the United States, the European Union and South Korea or commercialization partner(s) for Contrave; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; our ability to successfully commercialize Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that of the data/results from past clinical trials may not be predictive of results from future clinical trials; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

In September 2014, the FDA notified us that it had approved our NDA for Contrave extended-release. We are now focused on the commercialization of Contrave. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients, a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, and a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world and will be responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

In March 2015, the European Commission granted centralized marketing authorization for Contrave (under the name Mysimba™) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients ( > 18 years) with an initial Body Mass Index of > 30 kg/m 2 (obese), or > 27 kg/m 2 to < 30 kg/m 2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 European Union member states, as well as Norway, Iceland and Lichtenstein.

In May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., obtained regulatory approval for Contrave in South Korea and began marketing Contrave in June 2016.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In connection with terminating our collaboration agreement with Takeda, our organizational activities have been updated to include the build out of a sales and marketing team for the takeover of commercial sales of Contrave in the United States that occurred in August 2016.  We have incurred significant net losses since our inception. As of September 30, 2016, we had an accumulated deficit of $620.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and selling, general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $19.8 million in revenue for the nine months ended September 30, 2016, resulting primarily from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda and product sold directly by the Company. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda as these payments were determined to meet the definition of a substantive milestone. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which was to be recognized over the remaining estimated life of the agreement. For the nine months ended September 30, 2016, we recognized revenues under this agreement of $11.4 million, including approximately $6.0 million in royalties earned for the sale of Contrave by Takeda and approximately $5.4 million in amortization of deferred revenue. Takeda accounted for 57% of our revenue for nine months ended September 30, 2016.

In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States. Subsequent to the transition from Takeda in August 2016, we recorded net sales of $5.3 million of Contrave in the U.S. for the three months ended September 30, 2016.

For the nine months ended September 30, 2016, we recorded net product sales of approximately $2.9 million of Contrave to our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, in South Korea. The Company recognizes product revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, net product revenue from the sale of Contrave/Mysimba is generally recognized upon transfer of title of the product to our third party customers. Also, the Company received an upfront payment of $7.0 million in 2015 from Kwang Dong which was deferred and is being recognized over the term of the agreement. For the nine months ended September 30, 2016, the Company recognized $250,000 in the amortization of deferred revenue.

Other than net product sales to Kwang Dong and other international partners, our ability to generate revenue in the near term will depend solely on the success of our sales of Contrave in the United States commencing on August 1, 2016. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, our ability to continue to market and sell Contrave, and coverage and reimbursement by third-party payors.

Research and Development Expenses

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2016 and 2015. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs of external service providers:
Obesity	$1,658	$4,964	$20,096	$23,522
Other	557	105	764	283
Subtotal	2,215	5,069	20,860	23,805
Internal costs	2,453	2,684	8,280	7,938
Stock-based compensation	586	1,064	2,164	3,423
Total research and development expenses	$5,254	$8,817	$31,304	$35,166

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

Since 2015, we have expanded our operations internationally. We fully funded our Irish subsidiary with equity and debt and transferred the rights to exploit our intellectual property in markets outside of North America to our Irish subsidiary in exchange for a note. We also entered into a cost sharing arrangement, an intercompany services agreement and other related agreements with our Irish subsidiary which enable it to function as our foreign trading company.

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

The significant changes in the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are disclosed as follows;

Product Sales, Net

The Company’s net product sales consist of U.S. sales of Contrave as well as product sales to our distributors in other countries. The Company recognizes product revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, net product revenue from the sale of Contrave/Mysimba is generally recognized upon transfer of title of the product to our third-party customers, provided that no significant obligations remain.

Effective August 1, 2016, the Company reacquired the commercial rights of Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies, hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of September 30, 2016, the Company had a deferred revenue balance of $1.8 million related to Contrave net product sales.

Upon recognition of revenue from product sales of Contrave in the U.S., we record certain sales reserves and allowances as a reduction to gross revenue.  These reserves and allowances include:

Rebates:

The Company records provisions for U.S. Medicaid, and commercial managed care contract rebates at the time revenue is recognized based upon our estimated rebate claims attributable to a sale. U.S Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  For commercial managed care contract rebates, the Company considers current contract terms, such as changes in formulary status and agreed to discount rates, along with historical utilization rates. Orexigen also considers outstanding rebate claims, rebate payments, forecasted sales, and levels of inventory in the distribution channel and adjusts estimates each period to reflect actual experience. There can be a significant time lag between recording estimates and actual payments.

Chargebacks:

The Company provides predetermined discounts under certain government programs, including the Veterans Administration Federal Supply Schedule (FSS) and Public Health Service 340B, whereby the pharmacies or health care facilities affiliated with these programs purchase Contrave from wholesalers at reduced prices. A chargeback represents the difference between the invoice price to the wholesaler and the contractual discounted price offered by the Company under the respective program. Our estimate for these chargeback fees takes into consideration contractual terms, historical utilization rates along with payor mix, and our expectations regarding future utilization rates.

Cash Discounts:

The Company offers certain wholesalers cash discounts as an incentive for meeting certain payment terms.   We estimate prompt payment discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.  As the prompt pay discounts are applied against wholesaler purchases of Contrave, the Company records its initial estimate at the point in which that sales occurs.

Distribution Fees:

The distribution fees, based on contractually determined rates, arise from contractual agreements we have with certain wholesalers for distribution services they provide with respect to Contrave. These fees are generally a fixed percentage of the price of the product purchased by the wholesalers.

Savings Card Program:

The Company offers certain discount programs to patients under which the patient receives a discount on his or her prescription. The Company reimburses pharmacies for this discount through a third-party vendor. The discounts, which are recorded as a reduction of sales at the point of revenue recognition, reflect an estimate based on historical utilization rates, expectations surrounding future utilization, and user mix in relation to the discount offering.

Sales Returns:

The Company allows the wholesalers to return product that is damaged or received in error. In addition, the Company accepts unused product to be returned beginning six months prior to and ending twelve months following product expiration. Specific rights of return are also extended to certain customers. The Company believes that its estimated product returns for Contrave requires a high degree of judgement and is subject to change based on our experience and certain quantitative and qualitative factors. Because of the shelf life of Contrave and the lengthy return period, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.  In order to develop a methodology to reliably estimate future returns, the Company analyzes many factors, including, without limitation: (1) actual Contrave product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel.  The Company considers the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. The Company also considers current contract prices and projected future prices to estimate the exposure to returned product. Given the exposure to returns and the Company’s limited history of selling Contrave in the U.S., the Company recognizes product sales allowances based on these estimates as a reduction of product sales in the same period the related revenue is recognized, upon sale of Contrave from the wholesalers to the pharmacies, hospitals, etc.  The Company believes this reduces its exposure to returns and allows us to more reasonably justify the estimate.  Should actual product return results differ from our estimates, however, the Company will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.

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

Preferred Stock

When issued, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. The Company’s Series Z Preferred Stock features a contingent right to receive payment from the Company in the event of certain fundamental changes, some of which are not within the Company’s control. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Accounting for Warrants at Fair Value

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of warrants issued in 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the cash settlement feature expires, the warrants are exercised or expired. At the 2016 Annual Meeting of Stockholders on July 8, 2016, the stockholders approved an amendment to increase in authorized shares of common stock. On such date, the cash settlement feature expired and therefore the Company adjusted the liability at fair value on that date and reclassified the warrants from Warrant Liability to Additional Paid in Capital.

Purchased Intangibles

Acquired assets and assumed liabilities recognized in an acquisition are recorded on the basis of their estimated fair values determined by management at the date of acquisition. The Company determines the estimated economic lives of the acquired intangible assets for amortization purposes.

Intangible assets consist of developed technology and trade-names acquired in the Contrave business combination. Intangible assets are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the following estimated useful lives:

Useful Lives
Developed technology	10 years
Trade-name	10 years

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the period ended September 30, 2016.

Contingent Consideration

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. The fair value of the Company’s contingent consideration liability is revalued to fair value each period and any increase or decrease is recorded into earnings. Amounts paid in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.

Results of Operations

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

Revenues. Revenues for the three months ended September 30, 2016 and 2015 were $7.0 million and $10.0 million, respectively, and primarily represent revenues recognized for the net sales of Contrave. The decrease of 3.0 million was due primarily to decreased royalties and milestone revenues from Takeda as a result of the separation agreement. The Company recorded net product sales of approximately $5.3 million of Contrave after the August 1, 2016 transition date.

Cost of Sales. Cost of sales was approximately $1.9 million for the three months ended September 30, 2016. There were no product sales for the three months ended September 30, 2015, and therefore, no cost of sales in the same period of 2015.

Research and Development Expenses. Research and development expenses decreased to $5.3 million for the three months ended September 30, 2016 as compared to $8.8 million for the comparable period during 2015. This decrease of approximately $3.5 million was due primarily to a decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $3.5 million.

Selling, General and Administrative Expenses. Sales, general and administrative expenses increased to $35.1 million for the three months ended September 30, 2016 from $12.1 million for the comparable period during 2015. Specifically, sales and marketing costs were $26.1 million and $4.9 million for the three months ended September 30, 2016 and 2015, respectively. General and administrative costs were $9.0 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively. This overall SG&A increase of approximately $23.0 million was due primarily to an increase in sales and marketing department costs of $21.2 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $16.1 million in contract sales expenses and an increase in salaries and personnel related costs of $3.9 million. The increase in general and administrative costs included an increase in professional fees of $1.0 million and an increase in salaries and personnel costs of $875,000.

Pre-existing Settlement Gain.  Pre-existing settlement gain was approximately $80.2 million for the three months ended September 30, 2016. As a result of the Separation Agreement entered into with Takeda in March 2016 that resulted in our acquisition of the Contrave business and settled our pre-existing relationships with Takeda, the Company recorded a non-cash settlement gain of $80.2 million representing the existing Contrave deferred revenue.

Amortization Expense of Intangible Assets.  The Company acquired developed technology and tradenames in connection with its acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $1.4 million for the three months ended September 30, 2016.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $1.0 million for the three months ended September 30, 2016 and is due to the increased probabilities of the achievement of the contingencies.

Interest Income.  Interest income increased to $239,000 for the three months ended September 30, 2016 from $65,000 in 2015. This increase of approximately $174,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2015.

Interest Expense.  Interest expense increased to $2.0 million for the three months ended September 30, 2016 from $1.9 million in 2015.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was $6.1 million for the three months ended September 30, 2016 reflecting the change in fair value of the convertible debt issued in March 2016.

Foreign Currency Gain (Loss), net.  Foreign currency loss, net decreased to $786,000 for the three months ended September 30, 2016 from $1.6 million in 2015. This increase was primarily due to the fluctuation in the Euro.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Revenues. Revenues for the nine months ended September 30, 2016 and 2015 were $19.8 million and $19.5 million, respectively, and primarily represent revenues recognized for net product sales, royalties on net sales of Contrave and revenues recognized under our collaboration agreement with Takeda. $6.0 million and $8.0 million of revenues for the nine months ended September 30, 2016 and 2015, respectively, are royalty revenues for the sales of Contrave by Takeda. The decrease of 2.0 million was due primarily to decreased royalties and milestone revenues from Takeda as a result of the separation agreement. The Company also recorded net product sales of approximately $5.3 million of Contrave in the United States after the August 1, 2016 transition date.  Also the Company recorded net product sales of approximately $2.9 million of Contrave to our commercialization partner, Kwang Dong in South Korea. No such sales occurred in same period of 2015.

Cost of Sales. Cost of sales was approximately $3.7 million for the nine months ended September 30, 2016, for sales of Contrave in the United States and to our commercialization partner, Kwang Dong in South Korea. There were no product sales for the nine months ended September 30, 2015, and therefore, no cost of sales in the same period of 2015.

Research and Development Expenses. Research and development expenses decreased to $31.3 million for the nine months ended September 30, 2016 from $35.2 million for the comparable period during 2015. This decrease was due primarily to a $4.2 million decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities and a decrease in stock-based compensation expense of $1.3 million. These decreases were partially offset by an increase in consulting activities of $900,000 and an increase in salaries and personnel related costs of $470,000.

Selling, General and Administrative Expenses. Sales, general and administrative expenses increased to $76.6 million for the nine months ended September 30, 2016 from $31.5 million for the comparable period during 2015. Specifically, sales and marketing costs were $46.2 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively. General and administrative costs were $30.5 million and $23.3 million for the nine months ended September 30, 2016 and 2015, respectively. This overall SG&A increase of approximately $45.1 million was due primarily to an increase in sales and marketing department costs of $38.0 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave in the United States. This increase in sales and marketing department costs included an increase of $22.2 million in contract sales expenses, an increase in salaries and personnel related costs of $7.1 million, an increase in professional fees of $3.9 million, an increase in marketing meeting/training related expenses of $1.2 million and an increase in market research expenses of $1.6 million.

The general and administrative expenses increased by approximately $7.2 million including an increase in legal and other fees related to the March 2016 debt offering of $6.3 million, an increase in salaries and personnel related costs of $2.1 million, and an increase of professional and consulting costs of $1.1 million. These increases were partially offset by a decrease in stock-based compensation expense of approximately $3.0 million.

Pre-existing Settlement Gain.  Pre-existing settlement gain was approximately $80.2 million for the nine months ended September 30, 2016. As a result of the Separation Agreement entered into with Takeda in March 2016 that resulted in our acquisition of the Contrave business and settled our pre-existing relationships with Takeda, the Company recorded a non-cash settlement gain of $80.2 million representing the existing Contrave deferred revenue.

Amortization Expense of Intangible Assets.  The Company acquired developed technology and tradenames in connection with its acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $1.4 million for the nine months ended September 30, 2016.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $1.0 million for the nine months ended September 30, 2016 and is due to the increased probabilities of the achievement of the contingencies.

Interest Income.  Interest income increased to $525,000 for the nine months ended September 30, 2016 from $195,000 in 2015. This increase of approximately $330,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2015.

Interest Expense.  Interest expense increased to $5.9 million for the nine months ended September 30, 2016 from $5.5 million in 2015.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was $17.7 million for the nine months ended September 30, 2016 reflecting the change in fair value of the convertible debt and warrant liability issued in March 2016.

Foreign Currency Gain (Loss) net.  Foreign currency gain net increased to approximately $1.7 million for the nine months ended September 30, 2016 as compared to $1.6 million in 2015. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through September 30, 2016, we received net proceeds of approximately $798.5 million from the issuance of equity and convertible debt securities as follows:

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

As of September 30, 2016, we had $74.4 million in cash and cash equivalents, $1.5 million in investment securities, available-for-sale and restricted investments of $165.3 million. As of September 30, 2016, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. The Company had $165.2 million in restricted cash and investments as of September 30, 2016 as required by our 2016 financing agreements. The required restricted cash and investments amounts are $165.0 million, $100.0 million and $50.0 million until December 21, 2016, March 21, 2017 and June 21, 2017, respectively.

Net cash used in operating activities was $76.0 million and $35.9 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in each of these periods was primarily a result of external research and development expenses, clinical trial costs, sales and marketing costs, personnel-related costs, third-party supplier expenses and professional fees. Net cash used in 2016 included a gain from pre-existing settlement of $80.2 million related to the Separation Agreement with Takeda.

Net cash used in investing activities was $168.9 million for the nine months ended September 30, 2016 and the net cash provided by investing activities was $21.3 million for the same period in 2015. In 2016, restricted cash and investments increased by $165.2 million as required by the issuance of the 2016 Notes. In 2016, we made a $60.0 million payment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $164.5 million and $64.0 million for the nine months ended September 30, 2016 and 2015, respectively. In the first quarter of 2016, we received approximately $164.3 million net proceeds from the issuance of convertible debt, warrants and preferred stock. The net cash provided by financing activities in 2016 and 2015 also included proceeds from the issuance of common stock due to exercises of stock options.

We cannot be certain what extent we will receive cash inflows from the commercialization of our product candidates beyond the net product sales related to Contrave.

We have a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 7,631 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at September 30, 2016 for Contrave sales was approximately $88,000.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources and future product revenue will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the sales of Contrave. As a result of the termination of our collaboration with Takeda, we are solely responsible for developing and commercializing Contrave within the United States and the rest of the world and are responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave, including the new CVOT. We will incur substantial costs as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. We will incur substantial additional development expenses to pay for the new CVOT for Contrave.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2016 consisted primarily of money market funds, certificate of deposits, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in Orexigen’s internal controls over financial reporting described below, our disclosure controls and procedures were not effective for the reasons described below. Notwithstanding the material weakness described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the Quarterly Report and in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

During the third quarter of fiscal year 2016, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal control over financial reporting resulted from an operating deficiency of certain financial statement close controls to ensure the proper recording and disclosure of changes to the characteristics of a fair value liability instrument that occurred during the quarter ended September 30, 2016.  To remediate the material weakness, we are initiating controls and procedures to formally monitor new transactions and events that change our business so that we consider material impacts to our financial statements, including proper recording and disclosure of those transactions or events as well as documenting the related significant estimates and judgments made by management.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, we implemented processes and internal controls to record net product sales, cost of product sales and inventory as a result of our transition to commercial sales of Contrave starting August 1, 2016. The implementation of these processes resulted in changes to internal controls over financial reporting, which we believe were material. There were no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16,

2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.   Lead plaintiff’s opening brief is due on December 2, 2016.  Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111; 7,462,626; 8,088,786; 8,318,788; 8,722,085; 8,815,889; and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which Orexigen and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between the Company and Takeda, Takeda transferred the responsibility for management of this patent infringement lawsuit to the Company. Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

To date the majority of our resources have been focused on the research and development of Contrave. In September 2014, the U.S. Food and Drug Administration, or the FDA, approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission, or the EC, granted a Centralized Marketing Authorization for Contrave (under the name Mysimba®) that is valid in all 28 European Union member states, as well as Norway, Iceland and Lichtenstein, for Mysimba to be placed on the market. The United Kingdom, or the UK, held a referendum in June 2016, which resulted in 51.9% of those who turned out voting to leave the EU. According to Article 50 of Treaty of the European Union, any member state may decide to withdraw from the EU in accordance with its own constitutional requirements. When a member state decides to withdraw, it must notify the European Council of its intention. At this juncture, the UK government has not notified the European Council to trigger the Article 50 procedure. Until and unless the exit procedure provided under Article 50 is completed, the UK remains a member state of the EU and EU pharmaceutical law continues to apply to the UK and the Centralized Marketing Authorization for Mysimba will remain valid in the UK and the rest of the European Economic Area.  If the exit procedure provided under Article 50 is completed, our ability to market and generate revenue from Mysimba in the UK, or elsewhere in the European Union, or Norway, Iceland and Lichtenstein may be negatively impacted.

We are now focused on the commercialization of Contrave in the United States. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. In addition, in May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, obtained regulatory approval for Contrave in South Korea and began marketing Contrave in June 2016.  We are currently advancing plans for the commercial launch of Contrave/Mysimba in certain markets in Central and Eastern Europe, Turkey and Canada with our partner, Valeant Pharmaceuticals, as well as in Spain with our partner, Laboratorios Farmacéuticos Rovi, S.A., or Rovi.  In parallel, we are continuing partnering discussions for the rights to Contrave and Mysimba in other markets in the European Union and other territories outside the United States, our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

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

To date, the marketing of Contrave has been focused on large markets traditionally served by general and family practitioners and internists. General physicians number in the several hundred thousand in the United States and hundreds of thousands outside the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In August 2016, we assumed full responsibility for the continued development and commercialization of Contrave in the United States from our former collaboration partner, Takeda. We have never, as an organization, commercialized a product and there is no guarantee that we will be able to do so successfully.  Included in our strategy in the United States is the establishment of a specialty sales force to continue the commercialization of Contrave.  While we have established our commercial team and have hired our U.S. sales force, we will need to continue to further develop the team in order to successfully market and sell Contrave in the United States which will require significant time and resources and our ability to market and sell our product and generate revenues from Contrave may be delayed or limited. Our sales organization is currently contracted through a contract sales force. Although the new contract sales force consists of sales professionals with experience in the pharmaceutical industry, including many with experience selling weight management products, we cannot assure you that their sales efforts will be effective or produce the results we expect.  We will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  Further, we may face difficulties or delays in obtaining the required licenses and permits to sell Contrave in individual states and jurisdictions.  If our commercialization of Contrave in the United States is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our Company could be harmed.

*If we do not enter into additional collaboration, distribution or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States and our ability to generate revenues may be delayed or limited.

We have entered into an agreement with a contract sales organization to sell Contrave in the United States. We have a distribution agreement with Valeant Pharmaceuticals for the sale of Contrave in certain Central and Eastern European countries, Turkey and Canada, we have an agreement with Kwang Dong for commercialization of Contrave in South Korea and an agreement with Rovi for commercialization of Contrave in Spain.  In order to expand the market opportunity for Contrave we must either establish additional sales and marketing collaborations, additional distribution or co-promotion arrangements or continue to expend significant resources to develop our own sales and marketing presence. We may not be able to enter into additional collaboration, distribution or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration, distribution or co-promotion arrangements for Contrave/Mysimba in additional geographies and we must develop our own sales and marketing presence to address the physicians in these geographic areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. Even if we do enter into additional collaboration, distribution or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

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

*We currently rely on our former collaboration partner, Takeda, for certain services related to the commercialization and development of Contrave.

In August 2016, we assumed full responsibility for the continued development and commercialization of Contrave in the United States. However, we continue to rely on Takeda for certain services pursuant to a transition services agreement, which services we expect to completely transition to us over the next many months.  The full transition of these services requires us to expand our organization and our capabilities and will require additional time and resources and we cannot assure you that our efforts to complete the transition of all services will be completed successfully.

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

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes.  As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A CVOT, which we refer as the CONVENE trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, following the termination of our collaboration with Takeda, we determined that the transfer of the recently-initiated, multi-year CONVENE trial to us from Takeda would have involved substantial complexity due to the scope, size and nature of the trial. After a careful assessment, we determined that the transfer of current clinical trial operations and systems may result in a significant interruption to study conduct and possibly data integrity.  As a result, Takeda terminated the CONVENE trial in April 2016. We notified the clinical trial sites and the FDA of the decision to terminate the CONVENE trial and we expect to finalize a revised protocol and plan to start a new CVOT under our IND after conferring with the FDA.  We cannot assure you that a new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT.  Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States, the European Union and South Korea, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

*Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our corporate strategy, we may from time to time acquire, in-license, develop and/or market additional products and product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

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

In addition, past and future acquisitions may entail numerous operational and financial risks, including:

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

Further, any product candidate that we have or may in the future acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. For example, in 2015, we in-licensed from Bath University the rights to two families of opioid molecules. We are currently conducting experiments to replicate the findings of the initial academic research performed. All product candidates, including these opioid molecules, are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we may acquire will be commercialized profitably or achieve market acceptance.

*Delays in the commencement, the transfer and delivery of clinical trial information, the transition of clinical trials or completion of clinical trials or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs, maintain or receive additional regulatory approvals and/or generate revenues.

Delays in the commencement, the transfer and delivery of clinical trial information, the transition of clinical trials, including the transition of any post-marketing studies from Takeda to us, or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain or receive additional regulatory approvals. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information, the transition of clinical trials and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•

the status of our collaborative relationship with Takeda with respect to the post-marketing requirements, certain of which continue to be completed by Takeda following the transition in August 2016; and

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

*We may never receive approval or commercialize our products outside of the United States, the European Union and South Korea.

In order to market any products outside of the United States, the European Union and South Korea, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In August 2015, we entered into a distributorship agreement with Kwang Dong through our wholly owned subsidiary. Kwang Dong began marketing Contrave in South Korea in June 2016.

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

We may not be able to attract or retain qualified management, commercial, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our retention efforts may be particularly challenging in light of the difficult regulatory climate for obesity drugs and the recent departures among our senior management team. Our industry has experienced a high rate of turnover of management personnel in recent years. As our business continues to grow, and we continue to transition from primarily a drug development company to a commercial product organization, we expect to experience changes in our executive team, including potential departures and the addition of new executives with commercialization expertise or other necessary skill sets. We may also experience some departures from our current executive team as individuals transition to new experiences and/or retirement. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development and commercialization of Contrave/Mysimba, our ability to raise additional capital and our ability to implement our overall business strategy.

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

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2089005 B1. In addition, the dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which are expected to expire in November 2027. U.S. patent numbers 8,815,889 and 9,457,005, directed to methods of treating insulin resistance using Contrave, including in obese patients, is expected to expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837 which are expected to expire in February 2030 and June 2027, respectively. U.S. patent numbers 8,969,371 and 9,119,850, which are expected to expire in July 2034, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event.  U.S. patent number 9,248,123, which is expected to expire in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder.  The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have issued patents and pending patent applications in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the European Union, Japan and Russia for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Australia, Brazil, Canada, Europe, Mexico, Russia, Japan and South Korea and have pending applications in

Canada, India and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services.  We have obtained trademark registrations in Australia, the European Union, Norway, South Korea and Switzerland for the same mark.  In addition, applications for the mark MYSIMBA are pending in Albania, Bosnia and Herzegovina, Canada, India, Macedonia, Montenegro, Kosovo and Serbia.  However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2016, we had an accumulated deficit of approximately $620.6 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

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

*We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund research and development activities, including post-marketing studies or clinical trials for Contrave/Mysimba, and commercialize Contrave in the United States and Contrave/Mysimba outside the United States, and we may be unable to raise capital when needed or enter into such an agreement, which would force us to delay, reduce or eliminate research, development, and commercialization activities.

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we may need additional capital to:

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

Upon the occurrence of certain fundamental changes or, in the case of the Secured Notes, adverse events related to the regulatory approval for, commercialization of, and net sales of Contrave, holders of the 2013 Notes and Secured Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their notes, pursuant to the terms and conditions set forth in the applicable indenture.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2016, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $3.15 to a high sale price of $4.75 (which prices reflect the effect of the reverse stock split effected on July 11, 2016). This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;
•

FDA or international regulatory actions, including failure to maintain regulatory approval for Contrave in the European Union or South Korea or receive approval in other additional foreign jurisdictions;

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

As of September 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 37% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

*We may become involved in securities-related litigation, including securities class action litigation, or securities-related investigations, that could divert management’s attention and harm our business and could subject us to significant liabilities.

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

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims.  On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff.  On August 20, 2015, the lead plaintiff filed a consolidated complaint.  The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015.  It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study.  The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief.  On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice.  The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice.  On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint.  As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016.  Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.   Lead plaintiff’s opening brief is due on December 2, 2016.  Although management believes that this appeal lacks merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

101

The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

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

OREXIGEN THERAPEUTICS, INC.

Date: November 4, 2016	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Jason A. Keyes
Jason A. Keyes SVP, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Amended and Restated Bylaws of the Registrant

3.4(5)	Amendment to Amended and Restated Bylaws of the Registrant

3.5(6)	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock.

3.6(8)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, as amended

4.1(1)	Form of the Registrant’s Common Stock Certificate

4.2(3)	Form of Warrant to Purchase Common Stock

4.3(4)	Indenture dated as of December 6, 2013 by and between the Registrant and Wilmington Trust, National Association, as trustee

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

101

The following financial statements and footnotes from the Orexigen Therapeutics Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Comprehensive Income (Loss); (iv) Statements of Cash Flows; and (v) the Notes to Unaudited Financial Statements.

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