Form 10-K
period 2016-12-31
Orexigen Therapeutics, Inc.
filed 2017-03-30
CIK 1382911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33415

OREXIGEN THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-1178822
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3344 N. Torrey Pines Ct., Suite 200	92037
La Jolla, California	(Zip Code)
(Address of Principal Executive Offices)

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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $48.2 million based on the closing stock price as reported by the NASDAQ Global Market for such date. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2017, the Registrant had 15,227,802 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended December 31, 2016.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

These statements include but are not limited to statements regarding: the potential success of marketing and commercialization of Contrave®/Mysimba® in the United States, including the recently-launched patient-focused marketing campaign; the potential for Contrave/ Mysimba to achieve commercial success globally; the potential for Orexigen and its partners to obtain regulatory approvals for Contrave/ Mysimba in additional markets outside the United States; the ability of Orexigen to enter into successful partnership arrangements for Contrave/Mysimba in additional territories outside the United States; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including: the potential that the marketing and commercialization of Contrave/Mysimba will not be successful, particularly, with respect to Contrave, in the U.S. following the launch of the patient-focused marketing campaign; the potential that we will not obtain and maintain partnerships and marketing authorization globally; the potential that will not be successful in adequately informing consumers about Contrave; the potential that we will fail in our efforts to commercialize Contrave with a specialty sales force in the United States; the potential that we will not successfully complete the post-marketing requirement studies for Contrave; the capabilities and performance of various third parties on which we rely for a number of activities related to the manufacture, development and commercialization of Contrave/Mysimba; the therapeutic and commercial value of Contrave/Mysimba; competition in the global obesity market, particularly from existing and generic therapies; the potential that we will not acquire, develop and market additional product candidates or approved products; the estimates of the capacity of manufacturing and our ability to secure additional manufacturing capabilities; the potential that we will not obtain or maintain global intellectual property protection for Contrave/Mysimba; legal or regulatory proceedings against us, as well as potential reputational harm, as a result of misleading public claims about Orexigen; our ability to maintain sufficient capital to fund our operations for the foreseeable future; the potential for a Delaware court to determine that one or more of the patents are not valid or that Actavis' proposed generic product is not infringing each of the patents at issue; and the other risks and uncertainties discussed under the heading “Item 1A—Risk Factors,” and elsewhere in this in this Annual Report on Form 10-K.

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

In September 2014, the FDA approved our New Drug Application, or NDA, for Contrave. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. We are also required to conduct a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, as well as a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.

In March 2015, the European Commission, or EC, granted centralized marketing authorization, or CMA, for Contrave (under the name Mysimba®) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to ˂ 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension).  This authorization applies to all 28 European Union member states, as well as Norway, Iceland and Lichtenstein.

In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement.  As of August 2016 all of Takeda’s previous rights and obligations under that agreement were transitioned to us and we are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

In May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, obtained regulatory approval and, in June 2016, it commercially launched Contrave in South Korea. In addition, Contrave/Mysimba was recently commercially launched in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia by our partner, Valeant Pharmaceuticals, or Valeant, and in Spain by our partner, Laboratorios Farmacéuticos Rovi, S.A., or Rovi.   We are currently advancing plans for the commercial launch of Contrave/Mysimba in certain other markets in Central and Eastern Europe, and Turkey with Valeant, in Italy with our partner Bruno Famaceutici, S.p.A., or Bruno, and in the United Kingdom and Ireland with our partner Consilient Health Ltd, or Consilient.  We have also partnered with Valeant in Australia, New Zealand and Canada and are working with them to obtain regulatory approval of Contrave in these regions. In parallel, we are continuing partnering discussions for the rights to Contrave/Mysimba in other markets in the European Union and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States. Together, the Central and Eastern European countries, Turkey, Italy, Australia, New Zealand, Canada, South Korea, Spain, the United Kingdom and Ireland, are referred to in this Annual Report as the Partnered Regions.

We believe in the long-term value of our product in the United States, the European Union and elsewhere and our strategy for Contrave is to pursue marketing authorizations worldwide and pharmaceutical partnerships for global commercialization. We endeavor to continue to find high-performing partners that share our vision for Contrave and will allow us to address the obesity epidemic in a meaningful way for the entire potential patent life of our drug. With Contrave approved for marketing in the United States, we believe that we are well positioned for regulatory approvals in many other countries, and it is our goal to establish a global brand in many territories worldwide.  In addition to establishing partnerships for the potential commercialization of Contrave outside the United States and the Partnered Regions, we are also exploring development opportunities to enhance the clinical profile of Contrave and advancing other early stage development programs.

We maintain an aggressive intellectual property strategy, which includes patent and trademark filings in multiple jurisdictions including the United States and other commercially significant markets. Upon FDA approval of Contrave, we received three years of exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch Waxman Act.  Moreover, we hold patents in the United States and Europe that cover the composition of Contrave (bupropion HCl ER/naltrexone HCl ER), as well as the use of Contrave for the treatment of obesity. These U.S. patents expire in 2025 and 2024, respectively.  In addition, we own or have exclusive rights to numerous issued patents and patent applications currently pending in the United States and in jurisdictions outside of the United States with respect to various compositions, methods of use and formulations relating to Contrave.

As we transition from primarily a drug development company to primarily a commercial product organization, we expect to experience changes in our strategy, business practices, culture, organizational design, and our executive team.

The Obesity Epidemic

Obesity is a serious and rising health epidemic that has been declared a disease by the American Medical Association and afflicts populations worldwide. The Obesity Action Coalition estimates that nearly 93 million Americans struggle with obesity, and it is predicted to increase to 120 million Americans within the next five years. In addition, the U.S. Center for Disease Control, or CDC, estimates that 70 percent of adults over the age of 20 years old are overweight/obese.

There are more than 40 medical conditions that are associated with obesity, according to the Obesity Action Coalition. Obesity increases the risk of heart disease, type 2 diabetes, some types of cancer, sleep apnea, and a variety of other conditions. According to a January 2012 article in the Journal of Health Economics, annual U.S. obesity-related medical costs amount to an estimated $209.7 billion, which means that approximately 20.6% of U.S. national health expenditures are spent treating obesity-related illness.  A 2009 study examining the future impact of obesity on direct health care expenses projected these expenditures to increase to approximately $344 billion per year by 2018.  As a result, private and governmental entities worldwide are beginning to take steps to fight against obesity.

Despite the obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, we believe there continues to be a need for more effective pharmacological interventions. Almost half of adults in the US meet recommendations for anti-obesity pharmacotherapy; however, only an estimated 2-3% of those adults receive pharmacotherapy treatment. This is a large difference compared to the 8.4% of US adults with type 2 diabetes, with 86% receiving pharmacotherapy treatment.

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

The Orexigen Solution for Obesity

Contrave regulates appetite and energy expenditure through central nervous system, or CNS, activity.  We believe, and our research suggests, that the CNS plays an important role in the regulation of appetite and energy expenditure. The brain, specifically the hypothalamus, plays a critical role in governing many fundamental processes throughout the body. The hypothalamus receives chemical and hormonal stimuli from various sources, including glucose, insulin, leptin and the peptides secreted by the gut as it processes food. These inputs govern a person’s appetite, satiety and energy expenditure.

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

Contrave (Mysimba)

Contrave is a fixed dose combination of bupropion HCl extended release, or ER, and naltrexone HCl ER. We chose these constituents based on our understanding of the circuitries in the brain that regulate appetite and energy balance. In particular, naltrexone was chosen as a complement to bupropion in order to block compensating mechanisms that attempt to prevent long-term, sustained weight loss. We hold patents in the United States that cover the composition of Contrave (bupropion HCl/naltrexone HCl

ER), as well as the use of Contrave for the treatment of obesity. We have also filed additional U.S. patents covering various aspects of Contrave. In addition, we own or have exclusive rights to numerous issued patents and patent applications currently pending in various jurisdictions outside of the United States with respect to compositions, methods of use and formulations relating to Contrave.

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

Post-Marketing Requirements.  As part of the FDA approval of Contrave, we agreed to several post-approval requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients. There will also be a new randomized, double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of MACE in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors.

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

The Ignite Study

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

The primary endpoint for this trial was change in body weight after 26 weeks. In the 26 week per protocol completers [Contrave+CLI (n=71), Usual care (n=82)], patients taking Contrave in combination with a lifestyle intervention program exhibited 8.5% greater weight loss compared with usual care patients (-9.5% vs. -0.9%; p<0.001, respectively). Weight change in ITT subjects, which included subjects discontinued from treatment [Contrave+CLI (n=152), Usual care (n=88)], was -6.2% vs -1.1% for Contrave+CLI and usual care, respectively (p<0.001).  Secondary endpoints included the percentage of patients achieving at least 5% and 10% weight loss, waist circumference, lipids, and measures of glucose homeostasis, as well as a number of other key measures. More patients receiving Contrave+CLI achieved 5%, 10%, and 15% weight loss. Similar to the Phase III trials in the COR Program, there was also statistically significant improvement in waist circumference, triglycerides, glucose, insulin, HOMA-IR, and HDL. Treatment with Contrave+CLI was associated with significantly improved patient reported weight-related quality of life, control of eating, and sexual function. At 78 weeks upon completion on the one year extension when all patients were exposed to Contrave, weight change was similar between patients initially receiving Contrave+CLI vs usual care (-9.7% vs -10.7%). Pooling both groups, 72%, 46%, and 25% of subjects achieved ≥5%, 10%, and 15% weight loss at Week 78. Mean systolic/diastolic BP was also reduced 1-2 mmHg at Week 78, compared to baseline. The adverse event profile was similar to Phase III trials in the COR Program.

Sales and Marketing

Contrave was developed to compete in historically large therapeutic markets traditionally served by primary care physicians.  In order to effectively educate and promote Contrave to these physicians and maximize the value of Contrave, in July 2015, we entered into an amended and restated collaboration agreement with Takeda to develop and commercialize Contrave in the United States. Contrave was launched commercially in the United States by Takeda in October 2014.  In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world. We retain marketing rights for Contrave in the United States and outside the other Partnered Regions and are continuing partnering discussions for the rights to Contrave/Mysimba in markets in territories outside the United States and the Partnered Regions.

Maximizing the Value of Contrave in the U.S.

Our mission is to help improve the health and lives of patients struggling to lose weight. Our objective is to educate healthcare practitioners, or HCPs, and activate patients by bringing awareness and education to the role the brain plays in weight loss through an integrated patient-physician new commercial model.  This innovative model is designed to enable high-quality physician consultations that improve treatment rates and success. We hope to normalize medicine as part of the weight loss treatment regimen, and maintain the position as the branded prescription product of choice for the treatment of obesity.

We implemented our new commercial model in two phases. Phase 1 is focused on education and awareness of our key messages among HCPs. Phase 2 is focused on education and activation of patients driven by our key messages.

Through strategic targeting of HCPs by our new specialty sales force and enhanced marketing mix with new messaging and HCP-centered promotions, we believe that physician awareness has reached the threshold where activated consumers are likely to encounter a receptive physician.

After achieving a high degree of physician awareness, and becoming the #1 prescribed weight-loss brand, we determined that Contrave was ready for a direct to consumer, or DTC, campaign. In December 2016, we launched a comprehensive, multimedia DTC campaign including TV, website, social media and print to drive awareness and activate patients. Our research shows patients are receptive to prescription-aided weight loss, but awareness is low. We believe activating patients is a critical step ready to be taken.

To fully maximize value, compete effectively, and further enhance the overall quality of care for the patient, we recently launched a telemedicine pilot program. According to research, many patients prefer the convenience and anonymity of telemedicine. Since Contrave is not a U.S. Drug Enforcement Administration, or DEA, scheduled, controlled substance, an opportunity exists to accommodate patients who prefer this option. Telemedicine for Contrave offers a way for patients to efficiently connect with a certified physician via the internet which should lead to a straight forward diagnosis for appropriate patients.

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

Intellectual Property

We rely on a combination of in-licensed patent rights, our own patent rights, trademarks, trade secrets and know-how to protect Contrave. We own or have exclusive rights to several issued patents and patent application families currently pending in the United States with respect to various compositions, methods of use and formulations relating to Contrave. We also have a number of patent applications currently pending in various foreign countries that correspond to some of the pending U.S. applications. We also seek to protect our trade secrets and our know-how relating to our products and our business. These intellectual property rights are in addition to any regulatory exclusivity that we may be able to obtain.

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. Each of these stems from a provisional patent application that we own but that is the subject of an agreement with the Oregon Heath & Science University, or OHSU, requiring us to pay them specified royalties on sales of products covered by the patent applications. This agreement is described in further detail below. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We have also filed a number of international counterparts to these patent applications in foreign countries. The European Patent Office, or EPO, has granted the European version of the Weber/Cowley patent, which published as EP1617832 B1. This EP patent has issued in numerous countries throughout the European Union and provides coverage for Contrave until at least 2024. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. The EPO has granted the European version of the tri-layer tablet patent, which published as EP2089005 B1. In addition, use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837, which are expected to expire in February 2030 and June 2027, respectively.  The dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which are expected to expire in November 2027. U.S. patent number 8,815,889, and 9,457,005, directed to methods of treating insulin resistance using Contrave, including in obese patients, is expected to expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1.  U.S. patent numbers 8,969,371 and 9,119,850, which are expected to expire in July 2034, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event. U.S. patent number 9,248,123, which is expected to expire in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder.  Additional patent applications related to Contrave remain pending in the U.S. and throughout the world.

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

We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Australia, Brazil, Canada, the European Union, Lebanon, Mexico, Russia, Japan, and South Korea and have pending applications in Bahrain, Canada, China, Egypt, India, Iran, Jordan, Kuwait, Oman, Qatar, Saudi Arabia, South Africa and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services has been filed in the U.S., and is pending in Canada.  The Contrave logo is also registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services. We have obtained trademark registrations in the European Union, Norway, South Korea and

Switzerland for the same mark.  In addition, applications for the mark MYSIMBA are pending in Albania, Australia, Bosnia and Herzegovina, Canada, Macedonia, Montenegro, Kosovo, Serbia, South Africa, Turkey and India.

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the European Union, Japan, and Russia for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in Europe and Japan.

Collaboration and Licensing Agreements

Collaboration Agreement with Takeda Pharmaceutical Company Limited

In July 2015, we entered into an amended and restated collaboration agreement with Takeda to develop and commercialize Contrave in the United States. In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement, as well as the manufacturing services agreement, in August 2016.  In March 2016, we paid Takeda $60 million in connection with signing the separation agreement and paid an additional $15 million in January 2017, under the terms of the separation agreement.  We may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million, $400 million and $600 million, respectively, in any year following the termination in August 2016. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. We are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world.

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

As consideration for this license agreement, we paid an upfront fee of $65,000 and issued 7,631 shares of our common stock to OHSU. We are also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights.

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

In addition to assigning us any rights it had in our provisional patent application directed to the Contrave combination of naltrexone and bupropion, OHSU has licensed to us, on an exclusive basis, the issued patent underlying the in vitro model that we have used for screening combination therapies for impact on neuronal activity. Our rights to this model extend through the expiration of the patent, which is expected to occur in 2024. We have the right to grant sublicenses to third parties for this patented technology, subject to our obligation to pay OHSU a royalty on revenue received by us from the sale of any products covered under such sublicensing arrangements. Under the terms of the agreement, OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, we are required to pay 100% of the prosecution and maintenance expenses incurred by OHSU in connection with these patent rights. As of December 31, 2016, we have paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide us 60 days’ prior written notice and, in response, we may elect at our sole cost to pursue these actions.

Manufacturing

To date, our commercial product, as well as product used in clinical trials have been produced by outside contractors under our supervision.

In March 2010, we entered into a manufacturing services agreement with Patheon Pharmaceuticals and Patheon Inc., or collectively Patheon, pursuant to which Patheon agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase a certain percentage of our requirements for our Contrave tablet products intended for commercial sale, provided certain terms and conditions are met.

The initial term of the manufacturing agreement commenced on March 12, 2010 and continues in effect until December 31st of the year that is five years from the date Contrave first receives approval for marketing from the FDA or any other foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (1) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (3) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling our Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of our Contrave tablet products pursuant to the manufacturing agreement due to the product's discontinuation in the market. Patheon may terminate the agreement upon specified prior written notice to us if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon acting reasonably, is (1) not a credit worthy substitute for us; or (2) a competitor of Patheon. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

Patheon has produced and will produce our bulk Contrave tablet products using naltrexone and bupropion active pharmaceutical ingredient, or API, supplied from various sources.

At this time, we use multiple API suppliers to manage our supply, and we have no material, long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into additional long-term agreements, on commercially reasonable terms, or at all.

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

The pharmaceutical market for obesity reached approximately $596 million in 2016, up 26% from 2015.  Total prescriptions for 2016 reached approximately 10.7 million prescriptions, up 2.5% from the previous year. Phentermine/topiramate and lorcaserin are two of the pharmaceutical products that have been approved for the treatment of obesity in the United States. Several older agents, indicated for short-term administration, are amphetamine-like compounds including phentermine, phendimetrazine, benzphetamine and diethylpropion. Of these, phentermine is the most widely used, accounting for approximately 8.2 million prescriptions in the United

States in 2016. In June 2013, Arena commercially launched lorcaserin in the United States under the name Belviq. In 2016, Belviq accounted for approximately 420,000 prescriptions. In July 2016, the FDA approved a once-daily formulation of lorcaserin hydrochloride, which launched commercially in October 2016 under the name Belviq XR. In 2016, Belviq XR accounted for approximately 8,000 prescriptions. In September 2012, Vivus commercially launched its combination product, phentermine/topiramate, in the United States under the name Qsymia. In 2016, Qsymia accounted for approximately 455,000 prescriptions.  In addition, in May 2015, Novo Nordisk launched its liraglutide injection product in the United States under the name Saxenda. In 2016, Saxenda accounted for approximately 189,000 prescriptions. Saxenda is the fifth branded pharmaceutical product approved for the treatment of obesity in the United States.  Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development.

In addition, we may face competition from generic suppliers. Each of bupropion and naltrexone is available in generic form. However, we have undertaken strategies which we believe may impede potential competition from generic products. Supplementing our existing composition patents and patent applications, we have developed formulations and dosages of Contrave that we believe may improve patient outcomes and provide further barriers to entry, including intellectual property protection, for potential competitors.

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

Upon completion of its review of the NDA, FDA issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA’s goal is to review such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The Hatch-Waxman Act

In 1984, Congress enacted the Hatch-Waxman Act.  In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information.  Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration.  Sponsors are also obligated to discuss the results of their clinical trials after completion.  Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of the completion of the trial.  Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, or PPACA, amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA in the future, particularly with the change in Administration.

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

The CMA, which is issued by the EC in the form of a binding decision through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for human Use, or CHMP, of the EMA, and which is valid throughout the entire territory of the EEA.  The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases.  The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

Contrave was eligible for the Centralized Procedure.  In October 2013, we submitted a CMA application for Contrave, under the name Mysimba, to the European Medicines Agency, or EMA.   We utilized the EMA’s centralized procedure, seeking approval of Mysimba in the European Economic Area, or EEA (which is comprised of the 28 member states of the European Union, as well as Norway, Iceland and Liechtenstein), for the management of obesity, including weight loss and maintenance of weight loss, in conjunction with lifestyle modification.  In March 2015, the EC granted centralized marketing authorization for Mysimba (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients (≥18 years) with an initial Body Mass Index of ≥ 30 kg/m2 (obese), or ≥ 27 kg/m2 to ˂ 30 kg/m2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension).  This authorization applies to all 28 European Union member states, as well as Norway, Iceland and Liechtenstein.

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

DEA Regulation

Naltrexone, one of the components of Contrave, is manufactured from starting materials isolated from poppy straw and are also used in the production of opiates. Although naltrexone is not a narcotic or a controlled substance, the manufacture of naltrexone API is subject to regulation by the U.S. Drug Enforcement Administration, or DEA, because the starting material is a controlled substance. Controlled substances are those compounds that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Even though Contrave is not scheduled and naltrexone is not a controlled substance, our third-party suppliers of naltrexone must be registered by the DEA in order to engage in production activities, and are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. The manufacturers must also obtain an annual quota from the DEA to obtain sufficient material to manufacture substances derived from poppy straws. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of DEA registration, injunctions, or civil or criminal penalties. The failure to obtain adequate quota can also limit the manufacturing capacity of the manufacturer.

Employees

As of March 15, 2017, we had 132 full-time employees, consisting of commercial, research and development and general and administration. We consider our relations with our employees to be good.

Research and Development

Our research and development expenses totaled $38.0 million, $40.8 million and $57.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.

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

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

To date the majority of our resources have been focused on the research and development of Contrave. In September 2014, the U.S. Food and Drug Administration, or the FDA, approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission, or the EC, granted a Centralized Marketing Authorization for Contrave (under the name Mysimba®) that is valid in all 28 European Union member states, as well as Norway, Iceland and Lichtenstein, for Mysimba to be placed on the market. The United Kingdom, or the UK, held a referendum in June 2016, which resulted in 51.9% of those who turned out to vote electing to leave the EU. According to Article 50 of Treaty of the European Union, any member state may decide to withdraw from the EU in accordance with its own constitutional requirements. When a member state decides to withdraw, it must notify the European Council of its intention. At this juncture, the UK government has not notified the European Council to trigger the Article 50 procedure. Until and unless the exit procedure provided under Article 50 is completed, the UK remains a member state of the EU and EU pharmaceutical law continues to apply to the UK and the Centralized Marketing Authorization for Mysimba will remain valid in the UK and the rest of the European Economic Area.  If the exit procedure provided under Article 50 is completed, our ability to market and generate revenue from Mysimba in the UK, or elsewhere in the European Union, or Norway, Iceland and Lichtenstein will be subject to the terms of the withdrawal agreement, taking account of the framework for the future relationship between the UK and the European Union.

We are now focused on the commercialization of Contrave in the United States. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. In addition, in May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, obtained regulatory approval and commercially launched Contrave in South Korea in June 2016. In addition, Contrave/Mysimba was recently commercially launched in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia by our partner, Valeant Pharmaceuticals, or Valeant, and in Spain by our partner, Laboratorios Farmacéuticos Rovi, S.A., or Rovi.   We are currently advancing plans for the commercial launch of Contrave/Mysimba in certain other markets in Central and Eastern Europe, and Turkey with Valeant, in Italy with our partner Bruno Famaceutici, S.p.A., or Bruno, and in the United Kingdom and Ireland with our partner Consilient Health Ltd, or Consilient.  We have also partnered with Valeant in Australia, New Zealand and Canada and are working with them to obtain regulatory approval of Contrave in these regions. In parallel, we are continuing partnering discussions for the rights to Contrave/Mysimba in other markets in the European Union and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

If Contrave does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.

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

We have limited sales and marketing experience and resources.

To date, the marketing of Contrave has been focused on large markets traditionally served by general and family practitioners and internists. General physicians number in the several hundred thousand in the United States and hundreds of thousands outside the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In August 2016, we assumed full responsibility for the continued development and commercialization of Contrave in the United States from our former collaboration partner, Takeda. We have never, as an organization, commercialized a product and there is no guarantee that we will be able to do so successfully.  Included in our strategy in the United States is the establishment of a specialty sales force to continue the commercialization of Contrave.  While we have established our commercial team and have hired our U.S. sales force, we will need to continue to further develop the team and our marketing strategy in order to successfully market and sell Contrave in the United States which will require significant time and resources and our ability to market and sell our product and generate revenues from Contrave may be delayed or limited. Our sales organization is currently contracted through a contract sales force. Although the new contract sales force consists of sales professionals with experience in the pharmaceutical industry, including many with experience selling weight management products, we cannot assure you that their sales efforts will be effective or produce the results we expect.  We will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  Further, we may face difficulties or delays in obtaining and maintaining the required licenses and permits to sell Contrave in individual states and jurisdictions. If our commercialization of Contrave in the United States is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our Company could be harmed.

If we do not enter into additional collaboration, distribution or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States and our ability to generate revenues may be delayed or limited.

We have entered into an agreement with a contract sales organization to sell Contrave in the United States. We have an agreement with Valeant Pharmaceuticals for the commercialization of Contrave in certain Central and Eastern European countries, Turkey, Australia, New Zealand and Canada, an agreement with Kwang Dong for commercialization of Contrave in South Korea, an agreement with Consilient for the commercialization of Mysimba in the United Kingdom and Ireland, an agreement with Bruno for commercialization in Italy, and an agreement with Rovi for commercialization of Mysimba in Spain.  Together, the Central and Eastern European countries, Turkey, Australia, New Zealand, Canada, South Korea, Spain, the United Kingdom and Ireland, are referred to as the Partnered Regions.  In order to expand the market opportunity for Contrave outside the Partnered Regions, we must either establish additional sales and marketing collaborations, additional distribution or co-promotion arrangements or continue to expend significant resources to develop our own sales and marketing presence. We may not be able to enter into additional collaboration, distribution or co-promotion arrangements on acceptable terms, if at all. If we are unable to enter into additional collaboration, distribution or co-promotion arrangements for Contrave/Mysimba in additional geographies and we must develop our own sales and marketing presence to address the physicians in these geographic areas, we will require additional capital and our ability to market and sell our product and generate revenues from our product may be delayed or limited. Even if we do enter into additional collaboration, distribution or co-promotion arrangements with third parties, we will be reliant on such third parties to successfully develop and/or commercialize our product in these areas. These third parties may fail to develop or effectively commercialize our product because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our product, especially in light of the resources being devoted by our competitors’ collaboration and co-promotion partners. Any such failures would negatively affect our ability to generate revenues from sales of Contrave/Mysimba outside the United States.

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

Even though Contrave received regulatory approval from the FDA, the EC and South Korea, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors and neuropsychiatric reactions as a side effect of the drug. We are also required to conduct a number of post-marketing studies including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes.  As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A CVOT, which we refer as the CONVENE trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, following the termination of our collaboration with Takeda, we determined that the transfer of the recently-initiated, multi-year CONVENE trial to us from Takeda would have involved substantial complexity due to the scope, size and nature of the trial. After a careful assessment, we determined that the transfer of current clinical trial operations and systems may result in a significant interruption to study conduct and possibly data integrity.  As a result, Takeda terminated the CONVENE trial in April 2016. We notified the clinical trial sites and the FDA of the decision to terminate the CONVENE trial and we expect to finalize a revised protocol and plan to start a new CVOT under our IND after conferring with the FDA.  We cannot assure you that a new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT.  Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States, the European Economic Area and South Korea, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Contrave will also be subject to ongoing requirements established by the FDA and other regulatory authorities in the European Union and elsewhere governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information, including, among other things, information related to the stability and consistency and reliability of the quality of Contrave (e.g. strength, purity and potency). These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations and good clinical practice, or GCP, requirements and related requirements in the European Union and elsewhere for any clinical trials that we conduct post-approval.

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

In addition, the policies of the FDA and other regulatory authorities in the European Union and elsewhere may change and additional government regulations may be enacted that could impact the marketing of Contrave/Mysimba. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained in the United States, Europe and elsewhere, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

We and our partners are subject to uncertainty relating to reimbursement policies which, if not favorable to Contrave, could hinder or prevent Contrave’s commercial success.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective DMFs on file with the FDA or other similar regulatory bodies. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for an injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and our partners being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our partners may not be able to successfully commercialize Contrave and/or we and our partners may be unable to meet demand for our product and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

We have received three year Hatch Waxman exclusivity in the U.S. for Contrave, but have already received patent certifications and are engaged in litigation that may permit the FDA to approve an ANDA to Contrave as early as October 2017.

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

We cannot predict what effect the PPACA or other healthcare reform or cost control initiatives that may be adopted in the future will have on our business. Further, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, and we expect there will be additional challenges and amendments to the Health Care Reform Law in the future, particularly with the change in Administration. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, imprisonment, contractual damages, reputational harm, and the curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2089005 B1. In addition, the dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which are expected to expire in November 2027. U.S. patent numbers 8,815,889 and 9,457,005, directed to methods of treating insulin resistance using Contrave, including in obese patients, are expected to expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837 which are expected to expire in February 2030 and June 2027, respectively. U.S. patent numbers 8,969,371 and 9,119,850, which are expected to expire in July 2034, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event.  U.S. patent number 9,248,123, which is expected to expire in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder.  The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have issued patents and pending patent applications in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

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

If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the European Union, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the European Union, Japan and Russia for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the European Union and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Australia, Brazil, Canada, the European Union, Lebanon, Mexico, Russia, Japan, and South Korea and have pending applications in Bahrain, Canada, China, Egypt, India, Iran, Jordan, Kuwait, Oman, Qatar, Saudi Arabia, South Africa and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services are pending in the U.S. and Canada. The Contrave logo is registered in Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services.  We have obtained trademark registrations in Australia, the European Union, Norway, South Korea and Switzerland for the same mark.  In addition, applications for the mark MYSIMBA are pending in Albania, Australia, Bosnia and Herzegovina, Canada, Macedonia, Montenegro, Kosovo, Serbia, South Africa, Turkey and India.  However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of December 31, 2016, we had an accumulated deficit of approximately $645.2 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	effectively market and sell Contrave in the United States;
•	maintain regulatory approval of Contrave/Mysimba in the European Union and South Korea;
•	manufacture commercial quantities of Contrave at acceptable cost levels; and
•	effectively market and sell Contrave/Mysimba in the Partnered Regions and elsewhere outside the United States, if approved.

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

In March 2016, we sold $165 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the Secured Notes, initially convertible into an aggregate of up to 21,999,999 shares of common stock and related warrants to purchase up to 21,999,999 shares of common stock.  In September 2015, we sold 2,000,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock. In December 2013, we sold $115 million aggregate principal amount of 2.75% Convertible Senior Notes due 2020, or the 2013 Notes, of which approximately $80.0 million in aggregate principal amount was outstanding as of

December 31, 2016.  Any conversions or exercises of some or all of these Secured Notes, 2013 Notes, Exchange Notes or warrants, as applicable, will result in additional dilution of existing stockholders.

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

Our outstanding convertible notes may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March 2016, we sold $165 million aggregate principal amount of Secured Notes and related warrants.  The Secured Notes may be converted, under the conditions specified in those Secured Notes, into shares of our common stock and the warrants may be exercised, under the conditions specified in those warrants, into shares of our common stock.

In addition, in December 2013, we sold $115.0 million aggregate principal amount of 2013 Notes. In December 2016, we repurchased 2013 Notes representing an aggregate of approximately $35.0 million in principal.  In February 2017 we exchanged approximately $49.6 million in aggregate of principal amount of 2013 Notes for Exchange Notes.  We will be required to pay interest on the 2013 Notes and Exchange Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the 2013 Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2013 Notes are convertible. On June 27, 2014, our stockholders approved a flexible conversion option that allows us to pay the conversion right on these 2013 Notes in cash and/or shares. The flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the 2013 Notes are convertible. However, we cannot guarantee that the flexible conversion option would result in the accounting treatment described above. The 2013 Notes may be converted, under the conditions and at the premium specified in those 2013 Notes, into shares of our common stock and/or into the cash equivalent of shares of our common stock.

Upon the occurrence of certain fundamental changes or, in the case of the Secured Notes, adverse events related to the regulatory approval for and commercialization of Contrave, and net sales of the Company, holders of the 2013 Notes, Exchange Notes and Secured Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their notes, pursuant to the terms and conditions set forth in the applicable indenture.

If converted into shares, the Secured Notes, Exchange Notes and 2013 Notes will result in the dilution of our shareholders. Also when exercised, the warrants that we issued in connection with the Secured Notes will result in the dilution of our shareholders.  Further, if repurchased, converted or exercised into cash, the 2013 Notes, the Exchange Notes, the Secured Notes and the related warrants may require the payment of significant additional amounts to the holders of these securities. The payment of the interest payments, the repayment of the principal, the potential payment of the conversion premium and/or cash exercise amounts and the potential repurchase of the Secured Notes, the Exchange Notes and the 2013 Notes will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the Secured Notes, the Exchange Notes and the 2013 Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

The Holders of our Secured Notes have the right to require us to repurchase, for cash, their Secured Notes in the case of certain fundamental changes or adverse changes related to the regulatory approval for and commercialization of Contrave and net sales of the Company.

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

(iii) we cease selling Contrave in the United States, either ourselves or through affiliates, distributors, partners or licensees; (iv) approval, by the FDA, of an ANDA for a AB-rated generic version of Contrave and actual sales of such generic version in the United States; and (v) worldwide net sales for fiscal year 2017 that are less than $100 million, in aggregate.    Certain of the events that would trigger the repurchase obligation are outside of our control, including certain of the events that would be classified as a change in control or fundamental change.  We cannot assure you that we will avoid these events.  If we are required to repurchase the Secured Notes, it will require a significant amount of cash, and if such cash is not available, we may be required to enter into alternate financing arrangements at terms that may or may not be desirable.

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

We have incurred substantial losses during our history and do not expect to become profitable in 2017 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively. Additionally, the future utilization of our net operating loss carryforwards and credits to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, and credits, which could have an adverse effect on our results of operations. We completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2015. As a result of the study, it was determined that we experienced several ownership changes during this period with the last one occurring in December 2014. We have reduced our NOL and credit carryforwards as disclosed in our financial statement for the effect of Section 382 and 383.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended December 31, 2016, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.65 to a high sale price of $3.35. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 33.5% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice.  On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint.  As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016.  Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.   Lead plaintiff filed their opening brief on December 2, 2016.  Defendants filed their answering brief on February 2, 2017 and lead plaintiff filed a reply brief on February 16, 2017.  No hearing date has been set.  Although management believes that this appeal lacks merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of us against certain of our current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action.  The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees.  Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants’ filed a motion to dismiss on March 27, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In December 2007, we entered into a lease agreement covering approximately 22,229 square feet of office space which we use as our corporate headquarters in La Jolla, California. In September 2008, we entered into an amendment to lease an additional 9,312 square feet bringing the total leased space to 31,541 square feet. In February 2012, we entered into a partial lease termination agreement to reduce the amount of leased office space at our corporate headquarters to a total of 22,229 square feet of leased space.  In February 2013, we entered into an amendment to extend our lease to September 2017. In August 2015, we entered into an amendment to lease an additional 7,706 square feet of space in the same office complex as its corporate headquarters, bringing the total leased space to 29,935 square feet of leased space. In October 2016, we entered into an amendment to extend the lease term for our all leased office space at our corporate headquarters through February 2018. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.   Lead plaintiff filed their opening brief on December 2, 2016.  Defendants filed their answering brief on February 2, 2017 and lead plaintiff filed a reply brief on February 16, 2017. No hearing date has been set. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants’ filed a motion to dismiss on March 27, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously.

At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings described above, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “OREX.”

The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the period indicated.

	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$3.35	$1.65
Third Quarter	4.75	3.15
Second Quarter	6.50	3.50
First Quarter	19.80	5.00
Year Ended December 31, 2015:
Fourth Quarter	$34.40	$13.90
Third Quarter	50.40	18.40
Second Quarter	82.40	43.00
First Quarter	93.70	49.00

On March 23, 2017, the last reported sale price of our common stock on the Nasdaq Global Market was $4.00. As of March 23, 2017, there were 21 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2016.

Plan Category	Shares Issuable Upon Exercise of Outstanding Awards	Weighted Average Exercise Price	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders:	6,277,552	$15.11	6,352,996	(1)
Equity compensation plans not approved by security holders:	213,900	4.57	36,100	(2)
Total	6,491,452	$14.75	6,389,096
(1)

Represents shares reserved for issuance under the 2004 Stock Plan, the 2007 Equity Incentive Award Plan, as amended, or the 2007 Plan, or the 2013 Employee Stock Purchase Plan.  The 2007 Plan was adopted at the time of our initial public offering which coincided with our discontinuation of granting awards under the 2004 Stock Plan. Stock options under the 2007 Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of four years, and have a ten-year life. The 2007 Plan contains an “evergreen” provision which allows for annual increases in the number of shares available for future issuance on January 1 of each year during the ten-year term of the plan, beginning on January 1, 2008. The annual increase in the number of shares shall be equal to the lesser of (i) 15% of our outstanding common stock on the applicable January 1, (ii) 600,000 shares of common stock, or (iii) a lesser amount determined by our board of directors. The 2007 Plan provides that the maximum number of shares that may be granted pursuant to the exercise of incentive stock options granted under the plan is 4,000,000 shares. The 2007 Plan was amended and restated in July 2016 to, among other things, eliminate the “evergreen” provision.  The 2013 Employee Stock Purchase Plan was adopted in June 2013.

(2)

Represents shares reserved for issuance under the 2007 Plan to individuals not previously an employee or non-employee director of ours (or following a bona fide period of non-employment with us), as an inducement material to each individual’s entering into employment with us, or the Inducement Reserve, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, or Rule 5635(c)(4).  The 2007 Plan was amended in October 2009 to provide for the reservation of 50,000 shares of our common stock to be issued pursuant to the Inducement Reserve without stockholder approval, as permitted under Rule 5635(c)(4).  The 2007 Plan was further amended without stockholder approval in February 2010 to reserve an additional 200,000 shares of our common stock to be issued pursuant to the Inducement Reserve.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected financial data should be read together with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaborative agreement	$5,795	$13,865	$54,229	$3,428	$3,428
Royalties	5,931	10,594	1,292	—	—
Net product sales	21,983	—	—	—	—
Total revenues	33,709	24,459	55,521	3,428	3,428
Cost of product sales	7,995	—	—	—	—

Operating expenses:
Research and development	38,023	40,750	57,412	56,748	73,680
Selling, general and administrative	118,583	43,762	28,639	23,878	19,987
Pre-existing settlement gain	(80,229)	—	—	—	—
Amortization expense of intangible assets	3,307	-	-	-	-
Change in fair value of contingent consideration	3,000	—	—	—	—
Total operating expenses	82,684	84,512	86,051	80,626	93,667
Loss from operations	(56,970)	(60,053)	(30,530)	(77,198)	(90,239)
Other income (expense):
Interest income	622	227	88	65	147
Interest expense	(7,850)	(7,446)	(7,083)	(538)	(2)
Foreign currency loss net	(3,880)	(39)	—	—	—
Change in fair value of financial instruments	25,400	—	—	—	—
Gain on extinguishment of debt	18,287	—	—	—	—
Total other income (expense)	32,579	(7,258)	(6,995)	(473)	145
Net loss before income taxes	(24,391)	(67,311)	(37,525)	(77,671)	(90,094)
Income taxes	(133)	(1,376)	—	—	—
Net loss	$(24,524)	$(68,687)	$(37,525)	$(77,671)	$(90,094)
Basic and diluted net loss per share (1)	$(1.68)	$(5.24)	$(3.17)	$(8.05)	$(12.74)
Shares used to calculate net loss per share (1)	14,576	13,113	11,824	9,649	7,074

(1)	See Note 2 of Notes to Financial Statements for an explanation of the method used to calculate the net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, restricted cash and investments, and investment securities, available-for-sale	$193,998	$214,011	$205,537	$176,996	$137,403
Working capital	159,101	201,654	181,612	155,429	113,780
Total assets	304,589	236,330	212,981	180,121	139,154
Long-term convertible debt	166,179	87,870	83,908	80,031	—
Accumulated deficit	(645,211)	(620,687)	(552,000)	(514,475)	(436,804)
Total stockholders’ equity	57,044	33,378	22,344	41,862	75,469

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

In September 2014, the FDA notified us that it had approved our NDA for Contrave extended-release. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients, a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, and a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study.  We are now focused on the commercialization of Contrave.

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

In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement.  As of August 2016, all of Takeda’s previous rights and obligations under that agreement were transitioned to us and we are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

In May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, obtained regulatory approval and, in June 2016, commercially launched Contrave in South Korea. In addition, Contrave/Mysimba was recently commercially launched in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia by our partner, Valeant Pharmaceuticals, or Valeant, and in Spain by our partner, Laboratorios Farmacéuticos Rovi, S.A., or Rovi.   We are currently advancing plans for the commercial launch of Contrave/Mysimba in certain other markets in Central and Eastern Europe, and Turkey with Valeant, in Italy with our partner Bruno Famaceutici, S.p.A., or Bruno, and in the United Kingdom and Ireland with our partner Consilient Health Ltd, or Consilient.  We have also partnered with Valeant in Australia, New Zealand and Canada and are working with them to obtain regulatory approval of Contrave in these regions. In parallel, we are continuing partnering discussions for the rights to Contrave/Mysimba in other markets in the European Union and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States. Together, the Central and Eastern European countries, Turkey, Italy, Australia, New Zealand, Canada, South Korea, Spain, the United Kingdom and Ireland, are referred to in this Annual Report as the Partnered Regions.

In March 2016, we closed an offering, or the Offering, of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, and related warrants, or the Warrants, to purchase up to 21,999,999 shares of our common stock, par value $0.001 per share, or the Common Stock, and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series Z Preferred Stock and, together with the 2016 Notes, Warrants and Common Stock underlying the 2016 Notes and Warrants, the Securities, to qualified institutional buyers and accredited investors, or the Purchasers, pursuant to a securities purchase agreement, dated March 15, 2016, or the Securities Purchase Agreement, by and among us and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C., which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding Common Stock.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In connection with terminating our collaboration agreement with Takeda, our organizational activities have been updated and expanded to include the build out of a sales and marketing team and related quality, regulatory, safety and compliance teams for the takeover of commercial sales of Contrave in the United States that occurred in August 2016.  We have incurred significant net losses since our inception. As of December 31, 2016, we had an accumulated deficit of $645.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and selling, general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $33.7 million in revenue for 2016, resulting primarily from the sublicensing of technology and amounts earned under our collaboration agreement with Takeda and product sold directly by the Company. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. Under the collaboration agreement, we received an upfront, nonrefundable cash payment of $50.0 million from Takeda and this amount is being recognized ratably over the estimated life of the agreement. In September 2014, we also recognized two regulatory/development milestones, consisting of $20.0 million due to us upon regulatory approval in the United States and $10.0 million due to us upon the delivery of launch supplies to Takeda as these payments were determined to meet the definition of a substantive milestone. In October 2014, we earned and were paid a $70.0 million milestone from Takeda for the shipment of Contrave to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, we recognized $20.8 million in 2014 with $49.2 million deferred which was to be recognized over the remaining estimated life of the agreement. Takeda accounted for approximately 34%, 99% and 100% of revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States. Subsequent to the transition from Takeda in August 2016, we recorded net sales of $17.3 million of Contrave in the U.S. for the five months ended December 31, 2016.

In 2016, we recorded net product sales of approximately $2.8 million of Contrave to our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, in South Korea. We also recorded net product sales of approximately $1.9 million to our commercialization partner, Valeant Pharmaceuticals International, Inc., or Valeant, in Central and Eastern Europe in 2016.

Other than net product sales to Kwang Dong, Valeant and other international partners, our ability to generate revenue in the near term will depend solely on the success of our sales of Contrave in the United States. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, our ability to continue to market and sell Contrave, and coverage and reimbursement by third-party payors.

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

The following table summarizes our research and development expenses for the year ended December 31, 2016. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

Costs of external service providers:
Obesity	$23,041
Other	1,701
Subtotal	24,742
Internal costs	10,847
Stock-based compensation	2,434
Total research and development costs	$38,023

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

Other Income (Expense) consists principally of interest expense incurred on the 2013 Notes, offset by our change in the fair value of our financial instruments on our 2016 convertible debt and warrant liability, income earned on marketable securities and foreign currency gains and losses. A portion of our business is conducted outside of the U.S. through our Irish foreign subsidiary. The foreign subsidiary keeps its accounting records in its functional currency, the Euro.

Income Taxes

At December 31, 2016, we have federal, state and foreign net operating loss carryforwards of approximately $445.4 million, $417.4 million and $39.0 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2027, unless previously utilized. At December 31, 2016, we have federal and state research and development tax credit carryforwards of $21.8 million and $7.0 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized. The state research and development tax credits and foreign net operating losses carry forward indefinitely. The California net operating loss carryforwards are scheduled to begin to expire in 2017. Approximately $12.2 million of the net operating loss carryforwards relates to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid in capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future.  These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset   future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period.  The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2016. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2014.  The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on the preliminary analysis of the limitation of our net operating losses and federal credits, deferred tax assets for net operating losses of $189.4 million and $162.5 million for federal and state, respectively, and federal research and development credits of $12.0 million have been removed from the deferred tax asset schedule. A corresponding decrease to the valuation allowance has also been recorded. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the effective tax rate.

During 2015, we expanded our operations internationally. We fully funded our Irish subsidiary with equity and debt and transferred the rights to exploit our intellectual property in markets outside of North America to our Irish subsidiary in exchange for a note. We also entered into a cost sharing arrangement, an intercompany services agreement and other related agreements with our Irish subsidiary which enable it to function as our foreign trading company.  During 2015, we recognized a gain on the transfer of intellectual property to our Irish subsidiary in the amount of $69.7 million.  This gain was eliminated in consolidation for financial reporting purposes, but recognized for US federal income tax purposes, and offset by NOL carryforwards for federal income tax purposes.  We incurred federal alternative minimum tax of $1.3 million as a result of the gain and the results of operations in the US, which we recorded to current tax expense for 2015.  We did not incur US federal income tax for 2016 and incurred $133,000 of state income tax expense for 2016.  Our Irish subsidiary generated a tax loss of $26.6 million during 2016 which was fully offset by a valuation allowance.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to accounting for research and development expenses, net product sales and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of Accounting Standards Update, or the ASU, No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company use its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable, and collectability is reasonably assured.

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

Effective August 1, 2016, the Company reacquired the commercial rights of Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies, hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of December 31, 2016, the Company had a deferred revenue balance of approximately $1.0 million related to Contrave net product sales.

Upon recognition of revenue from product sales of Contrave in the U.S., the Company records certain sales reserves and allowances as a reduction to gross revenue.  These reserves and allowances include:

Rebates:

The Company records provisions for U.S. Medicaid, and commercial managed care contract rebates at the time revenue is recognized based upon our estimated rebate claims attributable to a sale. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  For commercial managed care contract rebates, the Company considers current contract terms, such as changes in formulary status and agreed to discount rates, along with historical utilization rates. Orexigen also considers outstanding rebate claims, rebate payments, forecasted sales, and levels of inventory in the distribution channel and adjusts estimates each period to reflect actual experience. There can be a significant time lag between recording estimates and actual payments.

Chargebacks:

The Company provides predetermined discounts under certain government programs, including the Veterans Administration Federal Supply Schedule, or FSS, and Public Health Service 340B, whereby the pharmacies or health care facilities affiliated with these programs purchase Contrave from wholesalers at reduced prices. A chargeback represents the difference between the invoice price to the wholesaler and the contractual discounted price offered by the Company under the respective program. Our estimate for these chargeback fees takes into consideration contractual terms, historical utilization rates along with payor mix, and our expectations regarding future utilization rates.

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

Sales Returns:

The Company allows the wholesalers to return product that is damaged or received in error. In addition, the Company accepts unused product to be returned beginning six months prior to and ending twelve months following product expiration. Additional specific rights of return are also extended to certain customers. The Company believes that its estimated product returns for Contrave requires a high degree of judgement and is subject to change based on our experience and certain quantitative and qualitative factors. Because of the shelf life of Contrave and the lengthy return period, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.  In order to develop a methodology to reliably estimate future returns, the Company analyzes many factors, including, without limitation: (1) actual Contrave product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel.  The Company considers the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. The Company also considers current contract prices and projected future prices to estimate the exposure to returned product. Given the exposure to returns and the Company’s limited history of selling Contrave in the U.S., the Company recognizes product sales allowances based on these estimates as a reduction of product sales in the same period the related revenue is recognized, upon sale of Contrave from the wholesalers to the pharmacies, hospitals, etc.  The Company believes this reduces its exposure to returns and allows us to more reasonably justify the estimate.  Should actual product return results differ from our estimates, however, the Company will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.

Research and Development Expenses

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

Fair Value of Contingent Consideration

As part of the Separation Agreement between the Company and Takeda, the Company recorded a current contingent consideration liability and a long-term contingent consideration liability that have been classified as Level 3 inputs in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to Takeda based on: (i) Orexigen achieving annual net sales targets in certain years and (ii) Takeda performing certain obligations, as outlined in the Separation Agreement. The initial fair value of the long-term portion of the contingent consideration based on net sales was estimated through the use of a Monte Carlo simulation model. The Monte Carlo simulation model utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate; and (iv) expected volatility. The initial fair value of the current portion of the contingent consideration based on Takeda performing certain obligations was estimated using a probability weighted approach. The probability was applied to the contingent consideration based on Takeda performing certain obligations and discounted to present value.  The fair value of the Company’s contingent consideration liability is revalued to fair value each period and any increase or decrease is recorded into earnings. The fair value of the contingent consideration is impacted by certain unobservable inputs, most significantly with regards to the discount rates, probability of scenario occurrence, expected volatility, historical and projected net sales performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

Purchased Intangibles

Acquired assets and assumed liabilities recognized in an acquisition are recorded on the basis of their estimated fair values determined by management at the date of acquisition. The fair value of intangible assets (developed technology intangible and tradename) was determined primarily using the “income method,” which starts with a forecast of all expected future cash flows. Some of the more significant assumptions inherent in the intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of product sales, research and development costs, sales and marketing expenses, capital expenditures and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the period ended December 31, 2016.

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

We grant options to purchase our common stock to our employees, directors and non-employees under our 2007 equity incentive award plan. Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $10.3 million, $15.2 million and $15.3 million, respectively. At December 31, 2016, total unrecognized estimated stock-based compensation expense related to non-vested stock options granted prior to that date was $21.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

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

The weighted average expected life of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. For options granted during the year ended December 31, 2016, we have calculated a weighted average expected term of 5.5 years. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock awards. For purposes of estimating the fair value of stock options granted during 2016 using the Black-Scholes model, we used an estimated weighted average stock price volatility of 95.4%.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued (weighted-average risk-free interest rate of 1.3% for the year ended December 31, 2016). The assumed dividend yield was based on our expectation of not paying dividends in the foreseeable future.

For 2016, 2015 and 2014, we have reduced stock-based compensation expense recognized in the Consolidated Statement of Operations to reflect estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10.0% for all years ended December 31, 2016, 2015 and 2014 based on historical experience.

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

Results of Operations

Comparison of year ended December 31, 2016 to year ended December 31, 2015

Revenues.  Revenues increased to $33.7 million for the year ended December 31, 2016 from $24.5 million in 2015, and primarily represent revenues recognized for the net sales of Contrave. The increase of approximately $9.2 million in 2016 was due primarily to Orexigen recording net sales of Contrave starting August 2016 as a result of acquiring the U.S. rights to Contrave from Takeda, which amounted to an increase of $22.0 million in net sales of Contrave when compared to 2015. This increase was partially offset by a decrease of $8.1 million of milestone revenues and $4.7 million of royalty revenues for sales of Contrave by Takeda in 2016 as compared to 2015 as a result of the Separation Agreement.

Cost of Sales. Cost of sales was approximately $8.0 million for the year ended December 31, 2016. There were no product sales for the year ended December 31, 2015, and therefore, no cost of sales in the same period of 2015.

Research and Development Expenses.  Research and development expenses decreased to $38.0 million for the year ended December 31, 2016 from $40.8 million in 2015. This decrease of approximately $2.8 million was due primarily to a decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and related consulting activities of $2.9 million and a decrease in stock-based compensation expense of $1.9 million. This decrease was partially offset by an increase in other consulting activities of $1.4 million and an increase in salaries and other personnel related costs of $500,000.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses increased to $118.6 million for the year ended December 31, 2016 from $43.8 million in 2015. Specifically, sales and marketing costs were $79.5 million and $13.2 million for the year ended December 31, 2016 and 2015, respectively. General and administrative costs were $39.1 million and $30.6 million for the year ended December 31, 2016 and 2015, respectively. This overall SG&A increase of approximately $74.8 million was due primarily to an increase in sales and marketing department costs of $66.3 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave in the United States. This increase in sales and marketing department costs included an increase of $45.3 million in contract sales, promotion and advertising expenses, an increase in salaries and personnel related costs of $11.2 million, an increase in professional fees of $3.5 million and an increase in marketing materials related expenses of $1.8 million.

The general and administrative expenses increased by approximately $8.5 million including an increase in legal and other fees related to the March 2016 debt offering of $7.1 million, an increase in salaries and personnel related costs of $3.2 million, and an increase of professional and consulting costs of $1.1 million. These increases were partially offset by a decrease in stock-based compensation expense of approximately $3.4 million.

Pre-existing Settlement Gain.  Pre-existing settlement gain was approximately $80.2 million for the year ended December 31, 2016. As a result of the Separation Agreement and the settlement of a pre-existing relationship with Takeda, the Company recorded a settlement non-cash gain of $80.2 million representing the existing Contrave deferred revenue.

Amortization Expense of Intangible Assets.  As a result of the intangible assets acquired in the Contrave business combination, the Company recorded amortization expense over the estimated useful life of the assets. Amortization expense of intangible assets was approximately $3.3 million for the year ended December 31, 2016.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $3.0 million for the year ended December 31, 2016.

Interest Income.  Interest income increased to $622,000 for the year ended December 31, 2016 from $227,000 in 2015. This increase of approximately $395,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2015.

Interest and Other Expense, net.  Interest and other expense, net increased to $7.9 million for the year ended December 31, 2016 from $7.5 million in 2015. This increase of approximately $400,000 was primarily due to an increase in the amortization of the discount of the liability component of the 2013 Notes.

Foreign Currency Gain (Loss) net.  Foreign currency loss increased to $3.9 million for the year ended December 31, 2016 from $39,000 in 2015. This increase was primarily due to the fluctuation in the Euro.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was $25.4 million for the year ended December 31, 2016 reflecting the change in fair value of the convertible debt and warrant liability issued in March 2016.

Gain on Extinguishment of Debt.  In December 2016, the Company purchased approximately $35.0 million in face value of the outstanding 2013 Notes for approximately $10 million.  As a result of the note repurchase, the Company recorded a gain on extinguishment of debt of approximately $18.3 million during the year ended December 31, 2016, determined as the difference between the purchase price and the net carrying value of the 2013 Notes that were purchased.

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

Interest and Other Expense, net.  Interest and other expense, net increased to $7.3 million for the year ended December 31, 2015 from $7.1 million in 2014. This increase of approximately $300,000 was primarily due to an increase in the amortization of the discount of the liability component of the 2013 Notes.

Foreign Currency Gain (Loss) net.  Foreign currency gain (loss) net increased to $39,000 for the year ended December 31, 2015 from zero in 2014. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the issuance of equity and debt securities. Through December 31, 2016, we received net proceeds of approximately $798.3 million from the issuance of equity and debt securities as follows:

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

•	in March 2016, we issued the 2016 Notes, warrants to purchase up to 21,999,999 shares of common stock and 219,994 shares of Series Z Preferred Stock for aggregate net proceeds of $164.3 million.

As of December 31, 2016, we had $92.5 million in cash and cash equivalents, $11.5 million in investment securities, available-for-sale and restricted investments of $90.0 million. As of December 31, 2016, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government, and corporate debt obligations. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. The Company had $90.2 million in restricted cash and investments as of December 31, 2016 as required by our 2016 financing agreements. The required restricted cash and investments amounts are $90.0 million and $40.0 million until March 21, 2017 and June 21, 2017, respectively.

Net cash used in operating activities was $109.7 million and $54.5 million for 2016 and 2015, respectively. Net cash used in operating activities was primarily a result of sales and marketing expenses, external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees.

Net cash used in investing activities was $107.1 million for 2016 and net cash provided by investing activities was $41.4 million for 2015. In 2016, restricted cash and investments increased by $90.2 million as required by the issuance of the 2016 Notes. In 2016, we made a $60.0 million payment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash provided by financing activities was $154.6 million and $64.3 million for 2016 and 2015, respectively. In 2016, we received approximately $164.3 million net proceeds from the issuance of convertible debt, warrants and preferred stock. The net cash provided by financing activities for 2015 was primarily as a result of the issuance of 2.0 million shares of our common stock in a private placement for aggregate net proceeds of $59.8 million.

We cannot be certain what extent we will receive cash inflows from the commercialization of our product candidates beyond the net product sales related to Contrave.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 7,632 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at December 31, 2016 for Contrave sales was approximately $175,000.

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

Contractual Obligations and Commitments

The following table describes our long-term contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payments Due by Periods
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After
Debt obligations	$245,000	$—	$—	$245,000	$—
Interest on debt obligations (1)	8,617	2,200	4,400	2,017	—
Purchase obligations	2,937	2,937	—	—	—
Operating lease obligations	1,762	1,508	254	—	—
Total	$258,316	$6,645	$4,654	$247,017	$—

(1)	Interest on the 2013 Notes calculated at 2.75%

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of performing a preliminary assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and is considering all items outlined in the standard. In assessing the impact, the Company will identify all revenue generating activities, map those activities to deliverables and map those deliverables to the standard. The Company will be assessing what impact the change in standard will have on those deliverables. Based on the Company’s preliminary assessment to date, the Company expects that the new standard will impact the estimation of sales allowances for the Company’s U.S. product revenues and the timing of revenue recognition which could be earlier than that what the Company is currently recognizing U.S. product revenue. The Company will continue to evaluate the impact of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company plans to adopt the new standard beginning January 2018 using the modified retrospective method.

In April 2015, the FASB issued ASU No, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. Previous guidance generally required entities to present debt issue costs separately as deferred charges. The Company adopted the new guidance in the first quarter of 2016, and prior year amounts were reclassified to conform to the current year presentation. The adoption of this guidance resulted in the reclassification of approximately $259,000 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long term debt on our consolidated balance sheet as of December 31, 2015. At December 31, 2016, debt issuance costs of approximately $147,000 were netted against long term debt on our consolidated balance sheet under the new guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, or ASU 2016-09. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. The ASU is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated statements of cash flows and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 was effective for the Company for the year ended December 31, 2016 and for interim reporting periods thereafter. The adoption of this new standard did not have an impact on our consolidated financial statements at December 31, 2016 but may require additional disclosures in our consolidated financial statements in future quarters.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, and early application is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Orexigen Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Orexigen Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orexigen Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 29, 2017

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$92,494	$155,422
Accounts receivable, net	1,102	6,828
Investment securities, available-for-sale	11,499	58,589
Restricted cash and investments	90,005	—
Inventory	23,193	10,802
Prepaid expenses and other current assets	6,168	2,254
Total current assets	224,461	233,895
Property and equipment, net	1,044	1,284
Intangible assets	76,061	—
Other long-term assets	2,835	1,013
Restricted cash	188	138
Total assets	$304,589	$236,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,210	$6,485
Accrued clinical trial expenses	—	5,820
Accrued expenses	30,412	10,323
Contingent consideration	15,000	—
Deferred revenue, current portion	4,738	9,613
Total current liabilities	65,360	32,241
Long-term contingent consideration	6,800	—
Long-term convertible debt	64,279	87,870
Long-term convertible debt, at fair value	101,900	—
Deferred revenue, less current portion	5,863	82,691
Other long-term liabilities	—	150
Commitments and contingencies
Series Z preferred stock, $.001 par value, 219,994 and no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	3,343	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2016 and 2015, 219,994 shares and no shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at December 31, 2016 and 2015; 14,616,751 and 14,554,492 shares issued and outstanding at December 31, 2016 and 2015, respectively	15	15
Additional paid-in capital	698,229	653,835
Accumulated other comprehensive income	4,011	215
Accumulated deficit	(645,211)	(620,687)
Total stockholders’ equity	57,044	33,378
Total liabilities and stockholders’ equity	$304,589	$236,330

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Collaborative agreement	$5,795	$13,865	$54,229
Royalties	5,931	10,594	1,292
Net product sales	21,983	—	—
Total revenues	33,709	24,459	55,521
Cost of product sales	7,995	—	—
Operating expenses:
Research and development	38,023	40,750	57,412
Selling, general and administrative	118,583	43,762	28,639
Pre-existing settlement gain	(80,229)	—	—
Amortization expense of intangible assets	3,307	—	—
Change in fair value of contingent consideration	3,000	—	—
Total operating expenses	82,684	84,512	86,051
Loss from operations	(56,970)	(60,053)	(30,530)
Other income (expense):
Interest income	622	227	88
Interest expense	(7,850)	(7,446)	(7,083)
Foreign currency loss net	(3,880)	(39)	—
Change in fair value of financial instruments	25,400	—	—
Gain on extinguishment of debt	18,287	—	—
Total other income (expense)	32,579	(7,258)	(6,995)
Net loss before income taxes	(24,391)	(67,311)	(37,525)
Income taxes	(133)	(1,376)	—
Net loss	$(24,524)	$(68,687)	$(37,525)
Net loss per share — basic and diluted	$(1.68)	$(5.24)	$(3.17)
Shares used to compute basic and diluted net loss per share	14,576	13,113	11,824

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(24,524)	$(68,687)	$(37,525)
Other comprehensive income (loss)
Foreign currency translation gain	3,807	224	—
Unrealized gains (losses) on investment securities	(12)	18	(23)
Other comprehensive income (loss)	3,795	242	(23)
Comprehensive loss	$(20,729)	$(68,445)	$(37,548)

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2013	10,497	$10	$556,330	$(3)	$(514,475)	$41,862
Net exercise of warrants	1,730	2	15	—	—	17
Exercise of common stock options	111	—	2,286	—	—	2,286
Issuance of common stock for Employee Stock Purchase Plan	8	—	431	—	—	431
Stock-based compensation expense	—	—	15,296	—	—	15,296
Unrealized loss on securities, available-for-sale	—	—	—	(23)	—	(23)
Net loss					(37,525)	(37,525)
Balance at December 31, 2014	12,346	12	574,358	(26)	(552,000)	22,344
Net exercise of warrants	57	0	1	—	—	1
Issuance of common stock for private placement	2,000	2	59,801	—	—	59,803
Exercise of common stock options	139	1	4,098	—	—	4,099
Issuance of common stock for Employee Stock Purchase Plan	13	—	356	—	—	356
Stock-based compensation expense	—	—	15,221	—	—	15,221
Unrealized gain on securities, available-for-sale	—	—	—	18	—	18
Cumulative translation adjustment	—	—	—	224	—	224
Net loss					(68,687)	(68,687)
Balance at December 31, 2015	14,555	15	653,835	216	(620,687)	33,379
Reclassification of warrants to equity	—	—	33,700	—	—	33,700
Exercise of common stock options	2	—	36	—	—	36
Issuance of common stock for Employee Stock Purchase Plan	60	—	152	—	—	152
Stock-based compensation expense	—	—	10,506	—	—	10,506
Unrealized loss on securities, available-for-sale	—	—	—	(12)	—	(12)
Cumulative translation adjustment	—	—	—	3,807	—	3,807
Net loss					(24,524)	(24,524)
Balance at December 31, 2016	14,617	$15	$698,229	$4,011	$(645,211)	$57,044

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(24,524)	$(68,687)	$(37,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of premium on investment securities, available-for-sale	245	763	751
Accretion of debt discount	4,564	4,221	3,877
Change in fair value of financial instruments	(25,400)	—	—
Gain from pre-existing settlement	(80,229)	—	—
Change in fair value of contingent consideration	3,000	—	—
Amortization of intangible assets	3,307	—	—
Gain from extinguishment of debt	(18,287)	—	—
Depreciation	428	223	139
Unrealized foreign currency loss	4,307	197	—
Stock-based compensation	10,330	15,220	15,296
Other non-cash adjustments	586	63	43
Changes in operating assets and liabilities:
Accounts receivable, net	5,668	(4,257)	(2,494)
Inventory	1,453	(9,610)	(1,198)
Prepaid expenses and other current assets	(3,913)	(781)	(175)
Restricted cash	—	39	—
Accounts payable and accrued expenses	11,814	1,026	2,107
Other assets	(1,843)	(713)	112
Deferred rent and lease incentives	(150)	(203)	124
Deferred revenue	(1,069)	8,026	45,771
Net cash provided by (used) in operating activities	(109,713)	(54,473)	26,828
Investing activities
Purchases of investment securities, available-for-sale	(23,599)	(119,595)	(130,390)
Maturities and sales of investment securities, available-for-sale	70,604	161,555	107,196
Purchase of Contrave - net	(63,504)	—	—
Restricted cash	(50)	—	—
Purchase of restricted investments	(90,178)	—	—
Purchases of property and equipment	(330)	(538)	(246)
Net cash provided by (used in) investing activities	(107,057)	41,422	(23,440)
Financing activities
Proceeds from convertible debt issuance	120,000	—	—
Proceeds from issuance of warrants	41,000	—	—
Proceeds from issuance of Series Z Preferred	3,343	—	—
Proceeds from issuance of common stock and warrants in private placement financing	—	59,803	—
Repayment of debt	(9,974)	—	—
Proceeds from issuance of common stock and warrants	188	4,456	2,734
Net cash provided by financing activities	154,557	64,259	2,734
Effect of exchange rate changes on cash	(715)	(29)	—
Increase (decrease) in cash and cash equivalents	(62,928)	51,179	6,122
Cash and cash equivalents at beginning of period	155,422	104,243	98,121
Cash and cash equivalents at end of period	$92,494	$155,422	$104,243
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,221	$3,163	$3,119
Taxes paid	$1,347	$28	$—
Unrealized gain (loss) on investment securities, available-for-sale	$(12)	$18	$(23)
Supplemental Disclosure of Non-Cash Investing Information:
Liability incurred to purchase Contrave	$3,414	$—	$—
Purchases of equipment included in accounts payable	$—	$108	$120

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Orexigen Therapeutics, Inc., or the Company, a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave®, in the United States. Contrave was launched commercially in the United States by the Company’s former partner, Takeda Pharmaceutical Company Limited, or Takeda, in October 2014. In August 2016, the collaboration agreement between the Company and Takeda was terminated and the Company is now solely responsible for developing and commercializing Contrave within the United States and the rest of the world. The Company has experienced losses since its inception, and as of December 31, 2016, had an accumulated deficit of $645.2 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

For the year ended December 31, 2016, the Company has adopted, as required FASB Accounting Standard Codification (ASC) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued.

The Company has a board approved plan which projects that the Company’s existing working capital can fund its operations for one year after the financial statements are issued. This plan is based on management’s best estimate and assumptions for U.S. sales of Contrave, for which the Company reacquired the rights to sell in August 2016, and sales of Contrave or Mysimba outside the U.S. for which there is limited history or no history. Due to the inherent uncertainty in achieving the forecasted global revenues in the plan, the Company has identified certain forecasted expenses that can be reduced during the second half of 2017 and through the first quarter of 2018 if revenues are less than forecasted or if the Company is not able to raise additional equity or debt financing during the interim period.

The identified cost cutting actions could include a reduction of certain discretionary sales, general and administrative expenses. Management has evaluated that, if required, the cost cutting measures described above could be effectively implemented during the second half of 2017 and through the first quarter of 2018, and that when implemented, would allow the Company to reduce its working capital requirements. Thus, management has concluded that there is not substantial doubt that the Company can meet its obligations as they become due within one year after the financial statements are issued.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Orexigen Therapeutics Inc. and our wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on then current intent and ability to sell the security if it is required to do so. Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. There were no marketable securities deemed to be impaired as of December 31, 2016 or 2015.

Restricted Cash and Investments

All cash and investments that are legally restricted from use are recorded in restricted cash and investments on the balance sheet. The convertible senior secured notes due 2020 issued in March 2016 (See Note 9) require the Company to maintain a minimum account balance which is considered to be restricted cash and investments. The required restricted cash and investment amounts are $90.0 million and $40.0 million until March 21, 2017 and June 21, 2017, respectively.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, account receivable, restricted cash, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of these items. Investment securities, available-for-sale, are carried at fair value.

Segment Reporting

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”) as well as the lack of availability of discrete financial information at a lower level. The Company’s CODM reviews revenue at the product line level, and commercial, manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly or indirectly to the CODM.  Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis.

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

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company has not recognized any impairment losses during the years ended December 31, 2016 and 2015.

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

Fair Value Option

The Company has elected the fair value option to account for its convertible notes that were issued during the year ended December 31, 2016 and records these convertible notes at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in earnings as incurred and not deferred.

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

The Company assessed the classification of warrants issued in March 2016 and associated with the 2016 convertible notes as of the date of the offering and determined that such instruments met the criteria for liability classification due to a cash settlement feature. Accordingly, the Company classified the warrants issued in 2016 as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the cash settlement feature expires, the warrants are exercised or expired. At the 2016 Annual Meeting of Stockholders on July 8, 2016, the stockholders approved an amendment to increase the authorized shares of common stock. On such date, the cash settlement feature expired and therefore the Company adjusted the liability to fair value on that date and reclassified the warrants from a liability to equity in Additional Paid in Capital and no longer being marked to market.

Convertible Senior Notes

In December 2013, the Company issued $115.0 million in aggregate principal amount of 2.75% convertible senior notes due 2020, or the 2013 Notes. The convertible debt may be settled in shares or cash upon conversion at the Company’s option. The cash settlement feature of the 2013 Notes required the Company to account for the liability (debt) and equity (conversion option) components separately. The carrying amount of the liability component was estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. To measure the fair value of the liability component, the Company used an income approach, discounting the future contractual cash flows due under the 2013 Notes by a market interest rate. The market interest rate was determined to be 8.69%. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2013 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The difference between the cash proceeds and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2013 Notes. The liability component will be accreted to redemption value over the term of the 2013 Notes.

Purchased Intangibles

Acquired assets and liabilities assumed in an acquisition are recorded on the basis of their estimated fair values determined by management at the date of acquisition. The Company determines the estimated economic lives of the acquired intangible assets for amortization purposes.

Intangible assets consist of developed technology and trade-names acquired in the Contrave business combination under the purchase method of accounting are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight line method over the estimated useful lives at the following annual rates:

	Useful Lives
Developed technology	10	years
Trade-name	10	years

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment during the period ended December 31, 2016.

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

Effective January 1, 2011, for multiple element agreements entered into or materially modified after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using VSOE of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company use its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable, and collectability is reasonably assured.

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

Effective August 1, 2016, the Company reacquired the commercial rights of Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies, hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of December 31, 2016, the Company had a deferred revenue balance of approximately $1.0 million related to Contrave net product sales in the U.S.

Upon recognition of revenue from product sales of Contrave in the U.S., the Company records certain sales reserves and allowances as a reduction to gross revenue.  These reserves and allowances include:

Rebates:

The Company records provisions for U.S. Medicaid, and commercial managed care contract rebates at the time revenue is recognized based upon our estimated rebate claims attributable to a sale. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  For commercial managed care contract rebates, the Company considers current contract terms, such as changes in formulary status and agreed to discount rates, along with historical utilization rates. Orexigen also considers outstanding rebate claims, rebate payments, forecasted sales, and levels of inventory in the distribution channel and adjusts estimates each period to reflect actual experience. There can be a significant time lag between recording estimates and actual payments.

Chargebacks:

The Company provides predetermined discounts under certain government programs, including the Veterans Administration FSS and Public Health Service 340B, whereby the pharmacies or health care facilities affiliated with these programs purchase Contrave from wholesalers at reduced prices. A chargeback represents the difference between the invoice price to the wholesaler and the contractual discounted price offered by the Company under the respective program. Our estimate for these chargeback fees takes into consideration contractual terms, historical utilization rates along with payor mix, and our expectations regarding future utilization rates.

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

Sales Returns:

The Company allows the wholesalers to return product that is damaged or received in error. In addition, the Company accepts unused product to be returned beginning six months prior to and ending twelve months following product expiration. Additional specific rights of return are also extended to certain customers. The Company believes that its estimated product returns for Contrave requires a high degree of judgement and is subject to change based on our experience and certain quantitative and qualitative factors. Because of the shelf life of Contrave and the lengthy return period, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.  In order to develop a methodology to reliably estimate future returns, the Company analyzes many factors, including, without limitation: (1) actual Contrave product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel.  The Company considers the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. The Company also considers current contract prices and projected future prices to estimate the exposure to returned product. Given the exposure to returns and the Company’s limited history of selling Contrave in the U.S., the Company recognizes product sales allowances based on these estimates as a reduction of product sales in the same period the related revenue is recognized, upon sale of Contrave from the wholesalers to the pharmacies, hospitals, etc.  The Company believes this reduces its exposure to returns and allows us to more reasonably justify the estimate.  Should actual product return results differ from its estimates, however, the Company will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, non-employee directors and consultants, including stock options and employee stock purchases related to the Company’s 2013 Employee Stock Purchase Plan, or the ESPP, based on estimated fair values. Compensation costs related to all equity instruments granted are recognized at the grant-date fair value of the awards. Additionally, the Company includes an estimate of the number of awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis. No related tax benefits of the share-based compensation costs have been recognized since the Company’s inception.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Years Ended
	December 31,
	2016	2015	2014
Expected life (in years)	5.5	5.6	5.6
Expected volatility	95.4%	93.9%	107.3%
Risk-free interest rate	1.3%	1.6%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$3.37	$35.37	$50.11

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

Total stock-based compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 was comprised of the following (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Cost of goods sold	$170	$—	$—
Selling, general and administrative	7,726	10,826	10,842
Research and development	2,434	4,394	4,454
	$10,330	$15,220	$15,296

At December 31, 2016, the Company had capitalized into inventory approximately $176,000 of stock-based compensation related to stock options granted to employees involved with the manufacturing of Contrave/Mysimba. At December 31, 2016, total unrecognized estimated share-based compensation expense related to non-vested stock options granted prior to that date was $21.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Comprehensive Loss

The Company records all components of comprehensive income, including net income, in the financial statements in the period in which they are recognized. Comprehensive loss consists of net loss and certain changes in stockholders’ equity that are excluded from net loss, including unrealized gains and losses on investments and also gains and losses from foreign currency translations.

Comprehensive loss for each of the years ended December 31, 2016, 2015 and 2014 has been reflected in the Consolidated Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity, represents unrealized gains and losses on investment securities, available-for-sale.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and ESPP, warrants and the shares to be issued upon the conversion of the convertible senior notes.  No shares related to the assumed conversion of the 2013 or 2016 convertible senior notes were included in the diluted net loss calculation for the years ended December 31, 2016, 2015 and 2014 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options, performance stock units and common stock warrants were excluded from the diluted net loss calculation for all periods presented because such shares are anti-dilutive.

(In thousands, except per share amounts)	Years Ended December 31,
	2016	2015	2014
Historical
Numerator:
Net loss	$(24,524)	$(68,687)	$(37,525)
Denominator:
Weighted average common shares outstanding	14,576	13,113	11,824
Denominator for basic and diluted net loss per share	14,576	13,113	11,824
Net loss per share — basic and diluted	$(1.68)	$(5.24)	$(3.17)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	As of December 31,
	2016	2015	2014
Shares underlying 2013 convertible senior notes	976	1,404	1,404
Shares underlying 2016 convertible senior notes	22,000	—	—
Common stock warrants outstanding	22,500	500	57
Common stock options and PSU's outstanding	6,491	1,987	1,796
	51,967	3,891	3,257

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of performing a preliminary assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and is considering all items outlined in the standard. In assessing the impact, the Company will identify all revenue generating activities, map those activities to deliverables and map those deliverables to the standard. The Company will be assessing what impact the change in standard will have on those deliverables. Based on the Company’s preliminary assessment to date, the Company expects that the new standard will impact the estimation of sales allowances for the Company’s U.S. product revenues and the timing of revenue recognition which could be earlier than that what the Company is currently recognizing U.S. product revenue. The Company will continue to evaluate the impact of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company plans to adopt the new standard beginning January 2018 using the modified retrospective method.

In April 2015, the FASB issued ASU No, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. Previous guidance generally required entities to present debt issue costs separately as deferred charges. The Company adopted the new guidance in the first quarter of 2016, and prior year amounts were reclassified to conform to the current year presentation. The adoption of this guidance resulted in the reclassification of approximately $259,000 of unamortized debt issuance costs principally from other noncurrent assets to a reduction of long term debt on our consolidated balance sheet as of December 31, 2015. At December 31, 2016, debt issuance costs of approximately $147,000 were netted against long term debt on our consolidated balance sheet under the new guidance.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, or ASU 2016-09. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. The ASU is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated statements of cash flows and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 was effective for the Company for the year ended December 31, 2016 and for interim reporting periods thereafter. The adoption of this new standard did not have an impact on our consolidated financial statements at December 31, 2016 but may require additional disclosures in our consolidated financial statements in future quarters.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, and early application is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

3. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. The Company’s available-for-sale securities are classified as current as they are available for use in current operations or may be used in other strategic initiatives during the next twelve months. A summary of the estimated fair value of investment securities, available-for-sale, is as follows at December 31, 2016 and December 31, 2015 (in thousands):

			Unrealized
December 31, 2016	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$100,026	-	$(21)	$100,005
Corporate debt securities	Less than 1	1,498	1	-	1,499
Total investment securities		$101,524	$1	$(21)	$101,504

			Unrealized
December 31, 2015	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$36,748	$7	$(12)	$36,743
Corporate debt securities	Less than 1	9,803	—	(2)	9,801
U.S. Treasury securities	Less than 1	12,046	—	(1)	12,045
Total investment securities		$58,597	$7	$(15)	$58,589

A portion of the investments at December 31, 2016 are restricted investments as described in Note 2. Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2016, 2015 and 2014.

4. Contrave Acquisition

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”), which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda. The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. On August 1, 2016, the transition period under the Separation Agreement between the Company and Takeda terminated and the Company reacquired all commercial rights to Contrave in the United States. The Company made an initial payment of $60.0 million (the “Initial Payment”) to Takeda in March 2016 and paid an additional $15.0 million to Takeda in January 2017 (the “January 2017 Payment”). The source of funds for the Initial Payment and the January 2017 Payment was from the Company’s cash on hand. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any future year. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. See Note 5 for valuation methodology of contingent consideration. As a result of the Separation Agreement and the settlement of a pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the existing Contrave deferred revenue on August 1, 2016.

Purchase Consideration

The estimated fair value of the total consideration at the date of acquisition (August 1, 2016) is as follows (in thousands):

Prepaid purchase price payment to Takeda in March 2016	$60,000
Fair value of contingent consideration due to Takeda	18,800
Payment due to Takeda for Contrave inventory	7,762
Estimated payment due to Takeda for charge-backs and rebates	823
Cash received from Takeda for estimated returns as of August 1, 2016	(1,667)
Total Purchase Price	$85,718

On the acquisition date, the estimated fair value of net assets acquired was $85.7 million. The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed is subject to finalization of estimating the fair value of the assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses. The allocation as of the date of the acquisition is as follows (in thousands):

Developed technology intangible	$74,967
Tradename	4,400
Inventory	14,261
Assumption of accrued expenses (savings card program)	(5,687)
Assumption of accrued expenses (returns reserve)	(2,223)
Total Fair Value of Assets Acquired and Liabilities Assumed	$85,718

The fair value of intangible assets (developed technology intangible and tradename) is determined primarily using the “income method,” which starts with a forecast of all expected future cash flows. Some of the more significant assumptions inherent in the intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of product sales, research and development costs, sales and marketing expenses, capital expenditures and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.

The estimated amortization expense related to the intangible assets recorded in connection with the Contrave acquisition for 2016 through 2020 and thereafter is as follows (in thousands):

Year ended December 31,
2017	$7,938
2018	7,938
2019	7,938
2020	7,938
2021	7,938
Thereafter	36,370
$76,060

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Contrave had occurred on January 1, 2015 (in thousands):

	Year ended December 31,
	2016	2015
Revenues	$53,966	$51,488
Net loss	(173,549)	(177,637)
Net loss per share - basic and diluted	$(11.91)	$(15.70)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2016 include the amortization of the intangible assets, reversal of collaborative and royalty revenue. For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2015 include the amortization of the intangible assets, reversal of collaborative and royalty revenue and the elimination of existing Contrave deferred revenue.

5. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$65,081	$65,081	$—	$—
U.S. Treasury securities	100,005	—	100,005	—
Corporate debt securities	1,499		1,499
Total assets measured at fair value	$166,585	$65,081	$101,504	$—

Liabilities:
Contingent consideration - current	$15,000	$—	$—	$15,000
Contingent consideration - long-term	6,800			6,800
Convertible debt	101,900	—	—	101,900
Total liabilities measured at fair value	$123,700	$—	$—	$123,700

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$47,196	$47,196	$—	$—
U.S. government agency securities	67,421	—	67,421	—
U.S. Treasury securities	12,045	—	12,045	—
Corporate debt securities	9,801	—	9,801	—
Total financial instruments owned	$136,463	$47,196	$89,267	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.

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

Changes in Level 3 liabilities measured at fair value for the year ended December 31, 2016 (in thousands):

Contingent consideration—January 1, 2016	$—
Fair value of contingent consideration (August 1, 2016)	$18,800
Change in fair value of contingent consideration (recognized in earnings)	3,000
Contingent consideration at fair value – December 31, 2016	$21,800

Convertible debt—January 1, 2016	$—
Fair value of convertible debt on date of issuance (March 21, 2016)	$120,000
Change in fair value of convertible debt (recognized in earnings)	(18,100)
Convertible debt at fair value – December 31, 2016	$101,900

Warrant liabilities – January 1, 2016	$—
Fair value of warrant liability on date of issuance (March 21, 2016)	$41,000
Change in fair value of warrant liability (recognized in earnings)	(7,300)
Reclassification to equity	(33,700)
Fair value of warrant liability—December 31, 2016	$—

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

6. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$6,678	$8,619
Work in process	1,036	708
Finished goods	15,479	1,475
	$23,193	$10,802

7. Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life in Years	2016	2015
Furniture and fixtures	5	$1,209	$1,202
Computer equipment and software	3 to 5	1,157	553
Leasehold improvements	5	644	644
Manufacturing equipment	5	664	664
Asset under construction		0	437
		3,674	3,500
Accumulated depreciation		(2,630)	(2,216)
Property and equipment, net		$1,044	$1,284

Depreciation expense was $428,000, $223,000 and $139,000 for each of the years ended December 31, 2016, 2015 and 2014, respectively.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Product sales reserves and allowances	$9,998	$—
Accrued compensation related expenses	7,169	4,115
Inventory received, not invoiced	5,398	2,032
Accrued income taxes	133	1,346
Accrued marketing and market research expenses	5,201	559
Accrued research and development expenses	864	889
Accrued interest on convertible notes	184	264
Accrued legal and professional expenses	984	353
Other accrued expenses	481	765
	$30,412	$10,323

9. Convertible Debt

0% Convertible Senior Secured Notes due 2020

On March 21, 2016, the Company closed an offering, or the Offering, of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, and related warrants, or the Warrants, to purchase up to 21,999,999 shares of the Company’s common stock, par value $0.001 per share, or the Common Stock, and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series Z Preferred Stock, and, together with the 2016

Notes, Warrants and Common Stock underlying the 2016 Notes and Warrants, the Securities, to qualified institutional buyers and accredited investors, or the Purchasers, pursuant to a securities purchase agreement, dated March 15, 2016, or the Securities Purchase Agreement, by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C., collectively, Baupost, which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding Common Stock.

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

Upon the occurrence of certain fundamental changes or adverse events related to the regulatory approval for and commercialization of Contrave, and net sales of the Company, as described in the Indenture, holders of the 2016 Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their 2016 Notes at a repurchase price equal to 100% of the aggregate principal amount of 2016 Notes. The 2016 Notes were not redeemable by the Company, in whole or in part, prior to the receipt of the required stockholder approvals, or the Stockholder Approval, which the Company obtained at its 2016 annual meeting of stockholders in July 2016.  From and after the receipt of the Stockholder Approval, the 2016 Notes are not redeemable, in whole or in part, without the consent of the holders of not less than 70% in aggregate principal amount of the 2016 Notes at the time outstanding.

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

The Purchasers received Warrants exercisable for a number of shares of Common Stock equal to the aggregate principal amount of the 2016 Notes acquired by the Purchasers, multiplied by the Conversion Rate. The exercise price of the Warrants is $15.00 per share and the Warrants expire on September 21, 2026. From and after the Stockholder Approval, the Warrants became only exercisable for a number of shares of Common Stock of the Company at the Exercise Price. In the event of a change of control transaction at any time, the Warrants will be exercisable for a period beginning on closing of such change of control transaction and ending 35 days after such transaction.

Due to the complexity and number of embedded features within the convertible note and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features, collectively, the hybrid instrument, under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the convertible notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of selling, general and administrative expense for the year ended December 31, 2016.

In connection with the Offering the Company issued 219,994 shares of Series Z Preferred Stock.

The Series Z Preferred Stock is not convertible and does not pay or accrete dividends. The Series Z Preferred Stock is entitled to a liquidation preference upon a Fundamental Change, which includes a change of control. Upon a Fundamental Change, the Company must pay each holder an amount equal to the lesser of (i) the amount by which $975 exceeds the amount received by holders of each

100 shares of Common Stock and (ii) $225; provided however that, if $975 does not exceed the amount received by holders of each 100 shares of Common Stock, then the Fundamental Change Amount will be $0.

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

2.75% Convertible Senior Notes due 2020

In December 2013, the Company issued $115.0 million in aggregate principal amount of 2.75% convertible senior notes due 2020, or the 2013 Notes, in an offering to qualified institutional buyers conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. Debt issuance costs of approximately $488,000 were primarily comprised of legal, accounting and other professional fees, the majority of which were recorded as a reduction to the 2013 Notes on the consolidated balance sheet and are being amortized to interest expense over the seven-year term of the 2013 Notes.

The Company has the option to settle the 2013 Notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The conversion rate for the 2013 Notes is 12.21225 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $81.88 per share of common stock, and is subject to adjustment under the terms of the 2013 Notes.

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

In December 2016, the Company purchased approximately $35.0 million in face value of the outstanding 2013 Notes for approximately $10 million.  As a result of the note repurchase, the Company recorded a gain on extinguishment of debt of approximately $18.3 million during the year ended December 31, 2016, determined as the difference between the purchase price and the net carrying value of the 2013 Notes that were purchased.  No portion of the purchase price was ascribed to the equity component of the 2013 Notes as the purchase price was equal to the then fair value of the liability component of the 2013 Notes.

A summary of the liability and equity components of the 2013 Notes is as follows at December 31, 2016 and 2015, respectively (in thousands):

	December 31,
	2016	2015
Principal amount of senior convertible notes outstanding	$79,903	$115,000
Unamortized discount of liability component	(15,477)	(26,871)
Unamortized debt issuance costs	(147)	(259)
Long term convertible debt	$64,279	$87,870
Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	4.0 years	5.0 years

10. Operating Leases

In December 2007, the Company entered into an operating lease agreement for office facilities (corporate headquarters) in San Diego, California. The term of the lease began in April 2008 and was for an initial term of 64 months. In February 2013, the Company entered into an amendment to extend its lease to September 2017. In August 2015, the Company entered into an amendment to lease additional space in the same office complex as its corporate headquarters. In October 2016, the Company entered into an amendment to extend the lease term for all leased office space at the corporate headquarters through February 2018. The monthly rental payments are adjusted on an annual basis. As security for the lease, the landlord required a letter of credit, which is collateralized by a certificate of deposit of $88,000, which is included in restricted cash in the accompanying balance sheet at December 31, 2016. Rent expense is being recorded on a straight-line basis over the life of the lease.

Future minimum payments under the operating leases as of December 31, 2016 are as follows (in thousands):

Years Ending December 31,
2017	$1,508
2018	254
2019	—
2020	—
2021	—
$1,762

Total rent expense for each of the years ended December 31, 2016, 2015 and 2014 was approximately $1.4 million, $1.0 million and $911,000, respectively.

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

(i) The Company was responsible for the cost of the randomized, double-blind, placebo-controlled cardiovascular outcomes clinical trial (the “CVOT”) to be conducted by Takeda up to the currently-projected total cost of such CVOT, above which the parties would have generally shared the costs of such CVOT equally, with certain exceptions.

(ii) Takeda was to be responsible for 100% of remaining costs for the terminated Light Study.

(iii) Takeda and the Company were to be responsible for 75% and 25% of expenses, respectively, of any other post-approval development costs, including all other post-marketing requirement studies other than the CVOT.

(c) The Company was then eligible to receive up to an additional $105 million of potential milestone payments upon achievement of a combination of factors related to superiority claims reflected in approved labeling for Contrave, a lack of generic competition and net sales.

The termination provisions of the Restated Agreement were not changed from the prior agreement. In addition to the Restated Collaboration Agreement, the parties also simultaneously agreed to a mutual release to, among other things, any claims or potential claims related to the prior dispute among the parties.

The upfront payment of $50.0 million was determined not to have standalone value and was deferred and was being recognized over the estimated term of the agreement of 14.5 years. In addition to the upfront payment, the Company earned milestones of $30.0 million for the FDA approval of Contrave and for delivery of launch supplies to Takeda in 2014. This milestone payment was determined to meet the definition of a substantive milestone and was recognized at the time the milestone was earned. Also, in October 2014, the Company earned and was paid a $70.0 million milestone for the shipment of Contrave, by Takeda, to pharmacy wholesalers in preparation for the commercial launch. This milestone payment was determined to not meet the definition of a substantive milestone. As a result, the Company recognized $20.8 million in 2014 and deferred $49.2 million which was to be recognized over the remaining estimated life of the agreement.

In March 2016, the Company entered into a separation agreement with Takeda, or the Separation Agreement, which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda. The termination was effective on August 1, 2016. The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. In connection with the Separation Agreement, the Company made a $60.0 million payment for the acquisition of the Contrave business and paid an additional $15.0 million in January 2017. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any year following the end of the transition period. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The Company recorded a contingent consideration liability associated with these sales milestones, as disclosed in Note 5, Fair Value Measurements. The acquisition date was August 1, 2016.

For the year ended December 31, 2016, the Company recognized revenues under the Restated Collaboration Agreement of approximately $11.4 million, including approximately $6.0 million in royalties earned for the sale of Contrave by Takeda and approximately $5.4 million in continued recognition of the up front and non-substantive milestone payments. As a result of the Separation Agreement and the settlement of a pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the existing Contrave deferred revenue.

Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, entered into an exclusive distribution agreement for South Korea for Contrave. Under the terms of the agreement, Kwang Dong will be responsible for seeking regulatory approval and for all commercialization activity and expenses. The Company will supply Contrave tablets to Kwang Dong. The Company received a $7.0 million upfront payment and will be entitled to potential sales-based milestones of $6.0 million and other potential payments totaling $10.0 million. In May 2016, the Company paid $300,000 to Kwang Dong when they obtained regulatory approval for Contrave in South Korea. Kwang Dong began marketing Contrave in June 2016. The upfront payment was determined not to have standalone value. As a result, the $7.0 million was deferred. The $300,000 payment by the Company upon regulatory approval was deemed to be a contingent portion of the $7.0 million upfront payment. Therefore, the non-contingent portion of the upfront payment of $6.7 million is being recognized over the term of the agreement. In 2016, the Company recognized revenues under this agreement of $3.2 million, including approximately $2.8 million in product sales and approximately $400,000 in amortization of deferred revenue.

Laboratorios Farmacéuticos Rovi, S.A.

In August 2016, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Laboratorios Farmacéuticos Rovi, S.A., or ROVI, entered into a commercialization and distributorship agreement for Mysimba in Spain. Under the terms of the agreement, ROVI will be responsible for all commercialization activity and expenses. Orexigen will supply Mysimba tablets to ROVI for an upfront payment, a transfer price, and various potential commercial milestone payments. ROVI began marketing Mysimba in January 2017.

 The upfront payment, 450,000 Euros, was determined not to have standalone value. As a result, the upfront payment was deferred. Therefore, the upfront payment is being recognized over the term of the agreement. In 2016, the Company recognized revenues under this agreement of approximately $38,000.

Valeant Pharmaceuticals International, Inc.

In March 2016, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Valeant Pharmaceuticals International, Inc., or Valeant, entered into a commercialization and distributorship agreement for Mysimba in Central and Eastern Europe. Under the terms of the agreement, Valeant will be responsible for commercialization activities in all 19 countries and for obtaining regulatory approvals in the non-EU countries. Orexigen will retain regulatory affairs responsibilities in EU countries. Orexigen will supply Mysimba tablets to Valeant at an agreed transfer price. In 2016, the Company recognized revenues under this agreement of approximately $1.9 million.

Oregon Health & Science University

In June 2003, the Company entered into a license agreement with Oregon Health & Science University, or OHSU, whereby the Company acquired an assignment of any rights OHSU may have to a U.S. provisional patent application that the Company filed, which formed the basis for the Company’s subsequently issued patents. This license agreement was amended in November 2003, December 2006 and December 2007. As consideration for this license agreement, the Company paid an upfront fee of $65,000 and issued 7,632 shares of the Company’s common stock to OHSU. The Company is also obligated to pay a royalty to OHSU on net sales for Contrave and any other products covered by the assigned patent rights. The royalty expense is recorded as a general and administrative expense. The Company recorded a royalty payable of $219,000 and $258,000 as of December 31, 2016 and 2015, respectively, under this agreement. The Company is also responsible for all prosecution and maintenance (including all costs associated with the enforcement) of any patent applications, that stem from these assigned rights, and for any patents that have or may issue with respect thereto.

OHSU has also licensed to the Company, on an exclusive basis, the issued patent underlying the in vitro model that the Company has used for screening combination therapies for impact on neuronal activity. With respect to these rights, the Company was required to make a payment of $20,000 upon receipt of a pair of mice and is required to pay an additional $20,000 upon receipt of any additional pair of mice. OHSU is solely responsible for the prosecution, maintenance and enforcement (including all costs associated therewith) of this patent; however, the Company is required to pay 100% of expenses incurred by OHSU in the maintenance and prosecution of this patent. As of December 31, 2016, the Company has paid a total of approximately $118,000 in connection with the maintenance and prosecution of this patent. In addition, OHSU has the right to not file any patent application or to abandon any patent or patent application included in the patent rights, in which case it must provide the Company 60 days’ prior written notice and, in response, the Company may elect at its sole cost to pursue these actions. The Company’s rights to this patent extend through the expiration of the patent, which is expected to occur in 2024.

12. Stockholders’ Equity

Common Stock and Common Stock Warrants

In December 2011, the Company completed a public offering of 5,646,173 units.  Each unit consists of one tenth of a share of common stock and a warrant to purchase ten shares of common stock, at a price to the public of $1.45 per one tenth of a share of common stock and $14.49 per warrant to purchase each share of common stock, which together comprise the purchase price of $15.94 per unit. Net cash proceeds from the public offering were $86.9 million, after deducting underwriting discounts and commissions and offering expenses.  The warrants issued in the transaction have an exercise price equal to $0.01 per share. Each warrant is exercisable in whole or in part for a period of 10 years commencing on December 22, 2011. The initial warrants provided for the purchase of up to 5,646,173 shares.  A total of 0, 57,197 and 1,729,452  shares were issued upon warrant exercises in 2016, 2015 and 2014, respectively.

In September 2015, the Company sold 2.0 million shares of its common stock and warrants to purchase 500,000 shares of its common stock in a private placement to an affiliate of The Baupost Group, L.L.C., at a purchase price of $30.00 per share of common stock and 0.25 of a warrant, raising net proceeds of $59.8 million.  The warrants are exercisable for five years at $60.00 per share.

Warrants to purchase an aggregate of up to 22,500,000, 500,000 and 57,204 shares were outstanding as of December 31, 2016, 2015 and 2014, respectively.

Stock Options

During 2004, the Company adopted the 2004 Stock Plan, or the 2004 Plan, under which, as amended, 315,927 shares of common stock are reserved for issuance to employees, directors and consultants of the Company. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options and rights to purchase restricted stock to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2004 Plan is ten years. The options generally vest over four years, and some are immediately exercisable. At December 31, 2016, no stock options are outstanding under the 2004 Plan.

In February 2007, the Company’s stockholders approved the 2007 Equity Incentive Award Plan, or the 2007 Plan, which became effective in April 2007, under which 352,500 shares of common stock were initially reserved for future issuance to employees, directors and consultants of the Company. Effective January 1, 2009, 2010 and 2011, the Company’s Board of Directors increased the shares available for issuance under the 2007 Plan by 172,167, 200,000 and 200,000 shares, respectively, in accordance with an “evergreen” provision.  The 2007 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based awards. The 2007 Plan has an initial term of ten years. As of the effectiveness of the 2007 Plan, no additional shares will be granted under the 2004 Plan. The 2007 Plan was amended in October 2009 and February 2010 to provide for the reservation of 50,000 and 200,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entering into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules. In June 2011, the 2007 Plan was amended to, among other things, add an additional 1,000,000 shares to the number of shares of common stock authorized for issuance under the 2007 Plan, increase the number of shares to be added to the 2007 Plan automatically each January 1, starting with January 1, 2012, to the least of (i) 15% of the Company’s outstanding common stock on the applicable January 1, (ii) 600,000 shares of common stock and (iii) a lesser number of shares of the Company’s common stock determined by the Company’s board of directors, and increase the limitation on the number of shares that may be granted pursuant to the exercise of incentive stock option to 4,000,000 shares. The 2007 Plan was amended and restated in July 2016 to, among other things, increase the shares available for issuance by 9.3 million shares and eliminate the “evergreen” provision. At December 31, 2016, options to purchase 6,227,224 shares have been granted and are outstanding under the 2007 Plan.

The following table summarizes stock option activity for the 2004 and 2007 Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,690,215	$31.00
Granted	319,451	62.20
Exercised	(111,155)	20.70
Forfeited/Cancelled	(102,614)	53.50
Outstanding at December 31, 2014	1,795,897	$35.90
Granted	501,447	46.80
Exercised	(138,987)	29.60
Forfeited/Cancelled	(171,398)	56.20
Outstanding at December 31, 2015	1,986,959	$37.40
Granted	5,234,327	8.58
Exercised	(2,290)	16.60
Forfeited/Cancelled	(991,784)	27.51
Outstanding at December 31, 2016	6,227,212	$14.75

The following table summarizes information about stock options outstanding under the 2007 Plan at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.85 - $4.00	161,000	9.8	$3.02	—	$—
$4.02 - $4.02	2,455,520	9.5	$4.02	44,375	$4.02
$4.30 - $7.20	391,025	9.3	$4.59	—	$—
$15.00	1,735,225	9.5	$15.00	—	$—
$16.60 - $81.80	1,484,442	6.3	$36.15	1,078,365	$36.55
$1.85 - $81.80	6,227,212	8.8	$14.75	1,122,740	$35.27

As of December 31, 2016, the aggregate intrinsic value of both options outstanding and exercisable was approximately $0. The aggregate intrinsic value of options exercised was approximately $5,000, $5.3 million and $3.6 million during the year ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the weighted average remaining contractual term for options exercisable was 5.6 years.

Performance-vesting Stock Units

The Company granted an aggregate of 353,000 performance-vesting stock units, or PSUs, to certain employees in 2016, of which no shares vested during 2016. Approximately 89,000 were forfeited during 2016. These PSUs are subject to vesting in 20% installments over five years from the date of grant but will only be earned during such five-year period if pre-determined share price hurdles relating to the 20-trading day average of the closing price of the Company’s common stock are attained. The expense associated with these awards is being recognized over the anticipated service period. At December 31, 2016, there were approximately 264,000 PSU’s outstanding.

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

The assumptions used for the years ended December 31, 2016, 2015 and 2014 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	0.49 – 2.00	0.49 – 2.00	0.49 – 2.00
Expected volatility	82.4 -106.6%	61.1 -74.6%	49.1 -72.9%
Risk-free interest rate	0.49 – 1.14%	0.02 – 0.91%	0.06 – 0.49%
Expected dividend yield	0.0%	0.0%	0.0%

At December 31, 2016, total unrecognized estimated stock-based compensation expense related to the ESPP was approximately $716,000, which is expected to be recognized over a weighted-average period of approximately 8 months. A total of 600,000 shares of the Company’s common stock have been reserved for issuance under the ESPP plan. 59,978, 12,249 and 8,433 shares were issued under the ESPP during the years ended December 31, 2016, 2015 and 2014, respectively.

Common stock reserved for future issuance consists of the following at December 31, 2016:

Common stock warrants	22,500,000
Available for future issuance under ESPP	514,812
Stock options and PSU's issued and outstanding	6,491,452
Authorized for future option grants	6,389,096
35,895,360

13. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015	2014
U.S. domestic	$2,189	$(53,783)	$(37,525)
Foreign	(26,580)	(13,528)	—
Pretax loss from operations	$(24,391)	$(67,311)	$(37,525)

The provision for income taxes from continuing operations consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$(2)	$1,348	$—
State	135	28	—
Foreign	—	—	—
Total current	133	1,376	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$133	$1,376	$—

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	December 31,
(In thousands)	2016	2015	2014
Income tax expense (benefit) at statutory rates	$(8,537)	$(23,559)	$(13,133)
State income tax, net of federal benefit	1,276	(59)	(422)
Permanent items	683	553	2,157
Uncertain tax positions	971	5,943	843
Research and development credits	(2,429)	(1,877)	(2,041)
Mark to market - financial instruments	(2,555)	—	—
Stock-based compensation	6,252	548	751
Tax attribution limitation	(1,305)	(22,908)	—
Foreign rate differential	5,992	3,890	—
Change in rate	(2,347)	4,565	(2,624)
State net operating loss	1,203	(1,529)	—
Deferred intercompany profit	(1)	23,320	—
Change in valuation allowance	930	12,489	14,469
Income tax expense (benefit)	$133	$1,376	$—

Significant components of the Company's deferred tax assets as of December 31, 2016 and 2015 are shown below.  A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$98,995	$72,064
Research and development credits	6,190	4,733
Capitalized research and development expenditures	2,733	1,460
Deferred revenue	—	26,761
Stock-based compensation	9,410	12,143
Other, net	9,163	3,531
Total deferred tax assets	126,491	120,692
Valuation allowance for deferred tax assets	(113,009)	(112,290)
Deferred tax assets, net of valuation allowance	13,482	8,402
Deferred tax liabilities:
Convertible debt	(13,482)	(8,402)
Total deferred tax liabilities	(13,482)	(8,402)
	$—	$—

At December 31, 2016, federal, state and foreign net operating loss carryforwards are approximately $445.4 million, $417.4 million and $39.0 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2027, and the state loss carryforwards begin to expire in 2017, unless previously utilized. At December 31, 2016, federal and state research and development tax credit carryforwards are $21.8 million and $7.0 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized. The state research and development tax credits and foreign net operating losses carry forward indefinitely.

The California net operating loss carry forwards are scheduled to expire as follows (in thousands):

Year	Amount
2017	$49,841
2018	3,841
2028 and beyond	336,492

Approximately $12.2 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in-capital if and when realized.

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future.  These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset   future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period.  The Company has completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2016. As a result of the analysis, it was determined that the Company experienced several ownership changes during this period with the last one occurring in December 2014.  The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on the preliminary analysis of the limitation of the net operating losses and federal credits, deferred tax assets for net operating losses of $189.4 million and $162.5 million for federal and state, respectively, and federal research and development credits of $12.0 million have been removed from the deferred tax asset schedule. A corresponding decrease to the valuation allowance has also been recorded. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the effective tax rate.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Gross unrecognized tax benefits at the beginning of the year	$16,119	$7,309	$6,396
Increases related to current year tax positions	912	822	960
Increases related to prior year tax positions	196	7,988	—
Increases (decreases) related to prior year tax positions	—	—	(35)
Expiration of unrecognized tax benefits	—	—	(12)
Gross unrecognized tax benefits at the end of the year	$17,227	$16,119	$7,309

Due to the valuation allowance, none of the unrecognized tax benefits as of December 31, 2016, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect a significant change in unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the United States, Ireland and in various state jurisdictions with varying statutes of limitations. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2016, the Company had no interest or penalties accrued for uncertain tax positions.

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

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.   Lead plaintiff filed their opening brief on December 2, 2016.  Defendants filed their answering brief on February 2, 2017 and lead plaintiff filed a reply brief on February 16, 2017. No hearing date has been set. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants’ filed a motion to dismiss on March 27, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously.

As this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings described above, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

15. Employee Benefit Plan

The Company has a defined contribution 401(k) retirement plan which allows employees to contribute up to 100% of their annual compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During the years ended December 31, 2016, 2015 and 2014, the Company’s matching contributions to the plan were approximately $421,000, $277,000 and $275,000, respectively.

16. Subsequent Event

In February 2017, the Company entered into an indenture, dated as of February 23, 2017 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee, governing the Company’s new 2.75% Convertible Exchange Senior Notes due 2020 (the “New Notes”). Approximately $49.6 million in aggregate principal amount of the Company’s 2.75% Convertible Senior Notes due 2020, or the Old Notes, were exchanged for an equal principal amount of New Notes.

The New Notes will be the Company’s senior, unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the New Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the Old Notes; effectively junior in right of payment to any of the Company’s secured indebtedness (including the Company’s existing 0% Convertible Senior Secured Notes due 2020, or the Secured Notes) to the extent of the value of the assets securing such indebtedness; and will be structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The New Notes bear interest at a fixed rate of 2.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. Interest on the New Notes accrues from December 1, 2016. The New Notes will mature on December 1, 2020, unless earlier repurchased, redeemed or converted.

The New Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date, at the option of the holders, into (i) shares of the Company’s common stock, or the Common Stock, plus (ii) a cash payment equal to $150 for each $1,000 principal amount of New Notes converted (the “Additional Conversion Payment”), subject to certain adjustments. For conversions prior to September 1, 2018 and the Company’s election to exercise its Mandatory Conversion Right (as hereinafter defined), the Company will make an interest make-whole payment to a converting holder for each $1,000 principal amount of New Notes being converted, or the Interest Make-Whole Payment. The Company may pay any Interest Make-Whole Payment either in cash or in shares of Common Stock, at the Company’s election. If the Company elects to pay any Interest Make-Whole Payment in cash it will pay cash in an amount equal to the Interest Make-Whole Payment. If Company elects, or is deemed to have elected, to pay any Interest Make-Whole Payment by delivering shares of Common Stock, the number of shares of Common Stock a converting holder of New Notes will receive for each $1,000 principal amount of New Notes will be the number of shares equal to the amount of the Interest Make-Whole Payment to be paid to such holder, divided by the product of (x) 98% and (y) the simple average of the daily volume-weighted average price of the Common Stock for the five trading days ending on and including the trading day immediately preceding the conversion date. Subject to compliance with certain conditions, the Company has the right, or the Mandatory Conversion Right, to, at its option, mandatorily convert all of the New Notes if the daily volume-weighted average price of the Common Stock is equal to or greater than 60.0% of the applicable conversion price of the New Notes for at least 20 Daily VWAP Trading Days (as defined in the indenture governing the New Notes) (whether or not consecutive) during any 30 consecutive Daily VWAP Trading Day period (including the last trading day of such period).

The conversion rate is initially approximately 66.6667 shares of Common Stock per $1,000 principal amount of New Notes (equivalent to an initial conversion price of $15.00 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events.

The Company may redeem for cash all or any portion of the New Notes, at its option, on or after December 1, 2019 at a r unpaid interest to, but excluding, the redemption date. Upon a fundamental change (as defined in the indenture governing the New Notes), subject to certain exceptions, the holders of the New Notes may require that the Company repurchase some or all of their New Notes for cash at a repurchase price equal to 100% of the principal amount of the New Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The events of default, which may result in the acceleration of the maturity of the New Notes, include, among other things:

•	the Company’s failure to pay any interest on the New Notes when due and such failure continues for a period of 30 days past the applicable due date;

•

the Company’s failure to pay principal amount of the New Notes when due and payable at maturity, upon declaration of acceleration, upon any fundamental change purchase date, upon any redemption date or otherwise;

•

the Company’s failure to deliver the consideration due upon the conversion of any New Notes (including the Additional Conversion Payment and the Interest Make-Whole Payment, if applicable) and such failure continues for five business days;

•	the Company’s failure to give a fundamental change notice when due and such failure continues for a period of five days;

•	the Company’s failure to comply with the Company’s obligations set forth in the indenture governing the New Notes relating to certain consolidations, mergers and sales of assets;

•

the Company’s failure to perform or observe any of the Company’s other covenants or warranties in the indenture governing the New Notes or in the New Notes for 60 days after written notice to the Company from the trustee or to the Company and the trustee from the holders of at least 25% of the aggregate principal amount of then outstanding New Notes has been received by the Company;

•

default by the Company or any of the Company’s significant subsidiaries with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $10.0 million in the aggregate of the Company and/or any of the Company’s subsidiaries, whether such indebtedness now exists or shall hereafter be created (i) resulting in such indebtedness becoming or being declared due and payable or (ii) constituting a failure to pay the principal or interest of any such debt when due and payable at its stated maturity, upon required repurchase, upon declaration or otherwise, and such acceleration shall not have been rescinded or annulled or such failure to pay cured within 30 days after written notice has been received by the Company or such subsidiary from the trustee or by the trustee, the Company and such subsidiary by the holders of at least 25% in principal amount of the New Notes then outstanding;

•

a final judgment for the payment of $10.0 million or more (excluding any amounts covered by insurance) rendered against the Company or any of the Company’s significant subsidiaries, which judgment is not discharged or stayed within 60 days after (i) the date on which the right to appeal thereof has expired if no such appeal has commenced, or (ii) the date on which all rights to appeal have been extinguished; and

•	certain events of bankruptcy, insolvency and reorganization of the Company or any of the Company’s significant subsidiaries.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

During the fourth quarter of 2016, we implemented additional controls and procedures to formally monitor all changes to our business and consider the impact to our financial statements, including proper recording and disclosure of the impact of those events as well as documenting the related significant estimates and judgments made by management. These new controls were implemented to remediate a material weakness identified in the third quarter of 2016.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2016.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2016.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to our Definitive Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. The following financial statements of Orexigen Therapeutics, Inc. are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See paragraph (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.2	02/16/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-8	333-175071	3.2	06/22/2011

3.3	Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.4	02/16/2007

3.4	Amendment to Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/03/2014

3.5	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock	8-K	001-33415	3.1	03/15/2016

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/11/2016

4.1	Form of Common Stock Certificate	S-1/A	333-139496	4.1	04/09/2007

4.1	Form of Warrant to Purchase Common Stock	8-K	001-33415	4.1	12/15/2011
4.2	Indenture dated as of December 6, 2013, by and between Orexigen Therapeutics, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-33415	4.1	12/09/2013

4.3	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.1	09/10/2015

4.4	Investor Rights Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc., Baupost, and the other investors party thereto	8-K	001-33415	10.2	03/15/2016

4.5	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/15/2016

4.6	Indenture, dated as of March 21, 2016, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020	8-K	001-33415	4.1	03/25/2016

4.7	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.4	03/15/2016

4.8	Supplemental Indenture, dated December 19, 2016, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	12/20/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.9	Supplemental Indenture, dated February 16, 2017, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.2	02/17/17

4.10	Indenture, dated as of February 23, 2017, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee.	8-K	001-33415	4.1	02/24/2017

10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-139496	10.1	02/16/2007

10.2*	Form of Executive Officer Employment Agreement	8-K	001-33415	10.2	01/28/2010

10.3*	2004 Stock Plan and forms of option agreements thereunder	S-1	333-139496	10.3	12/19/2006

10.4*	Amended and Restated 2007 Equity Incentive Award Plan and forms of stock option grant notice and stock option agreement thereunder	10-Q	001-33415	10.5	08/05/2016

10.5*	2013 Employee Stock Purchase Plan	S-8	333-189120	10.1	06/06/2013

10.6†	License Agreement dated June 27, 2003, by and between Orexigen Therapeutics, Inc. and Oregon Health & Science University	S-1	333-139496	10.7	12/19/2006

10.7†	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University	S-1	333-139496	10.8	12/19/2006

10.8†	Letter Agreement Amendment to License Agreement dated December 6, 2006, by and between Orexigen Therapeutics, Inc. and Oregon Health & Science University.	S-1	333-139496	10.9	12/19/2006

10.9	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Orexigen Therapeutics, Inc. and Oregon Health & Science University	8-K	001-33415	10.1	12/14/2007

10.10	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between Orexigen Therapeutics, Inc. and Patheon Pharmaceuticals, Inc.	10-K/A	001-33415	10.17	01/26/2015

10.11	Manufacturing Services Agreement dated March 12, 2010 by and among Orexigen Therapeutics, Inc., Patheon Pharmaceuticals, Inc. and Patheon Inc.	10-K/A	001-33415	10.18	01/26/2015

10.12†	Amendment No. 1 to Manufacturing Services Agreement dated November 1, 2013 by and between Orexigen Therapeutics, Inc., Patheon Pharmaceuticals, Inc. and Patheon Inc.	10-k/A	001-33415	10.36	01/26/2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13	Amendment No. 2 to Manufacturing Services Agreement dated September 11, 2014 by and between Orexigen Therapeutics, Inc., Patheon Pharmaceuticals, Inc. and Patheon Inc.	10-K	001-33415	10.33	02/27/2015

10.14	Office Lease dated December 11, 2007 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	8-K	001-33415	10.2	12/14/2007

10.15	First Amendment to Lease dated September 23, 2008 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.1	11/07/2008

10.16	Partial Lease Termination Agreement dated February 22, 2012 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.2	05/10/2012

10.17	Second Amendment to Lease dated February 15, 2013 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.1	05/09/2013

10.18	Third Amendment to Lease dated August 17, 2015 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.4	11/09/2015

10.19*	Key Executive Employee Retention Plan	8-K	001-33415	10.1	03/07/2011

10.20*	Form of Acknowledgment Orexigen Therapeutics, Inc. Recoupment Policy	8-K	001-33415	10.1	04/25/2014

10.21*	Form of Second Amended and Restated Employment Agreement by and between Orexigen Therapeutics, Inc. and Michael A. Narachi	8-K	001-33415	10.1	06/14/2011

10.22*	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between Orexigen Therapeutics, Inc. and Michael A. Narachi	10-Q	001-33415	10.3	08/07/2013

10.23	Securities Purchase Agreement, dated September 10, 2015, by and between Orexigen Therapeutics, Inc. and Baupost Group Securities, LLC (including the Form of Warrant attached thereto as Exhibit B)	8-K	001-33415	10.1	09/10/2015

10.24	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/15/2016

10.25*	Form of Performance Stock Unit Award Agreement	10-Q	001-33415	10.10	05/05/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Separation Agreement dated as of March 15, 2016 by and between Orexigen Therapeutics, Inc. and Takeda Pharmaceutical Company Limited	10-Q	001-33415	10.9	05/05/2016

10.27	Security Agreement, dated as of March 21, 2016, by and among Orexigen Therapeutics, Inc., the guarantors party thereto from time to time, and U.S. Bank National Association, as collateral agent.	8-K	001-33415	10.1	03/25/2016

10.28*	Amendment No. 2 to Second Amended and Restated Employment Agreement dated February 4, 2016 by and between the Registrant and Michael A. Narachi	10-Q	001-33415	10.1	05/05/2016

10.29*	Amendment No. 2 to Amended and Restated Employment Agreement dated February 5, 2016 by and between the Registrant and Preston Klassen, M.D.	10-Q	001-33415	10.2	05/05/2016

10.30*	Employment Agreement dated March 30, 2015 by and between the Registrant and Thomas Cannell, D.V.M.	10-Q	001-33415	10.3	05/05/2016

10.31*	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Cannell	10-Q	001-33415	10.4	05/05/2016

10.32*	Employment Agreement dated December 1, 2015 by and between the Registrant and Thomas Lynch	10-Q	001-33415	10.5	05/05/2016

10.33*	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Lynch	10-Q	001-33415	10.6	05/05/2016

10.34*	Employment Agreement dated February 3, 2015 by and between Orexigen Therapeutics, Inc. and Jason Keyes	10-Q	001-33415	10.1	08/05/2016

10.35*	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between Orexigen Therapeutics, Inc. and Jason Keyes	10-Q	001-33415	10.2	08/05/2016

10.36*	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between Orexigen Therapeutics, Inc. and Thomas Cannell D.V.M.	10-Q	001-33415	10.3	08/05/2016

10.37*	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between Orexigen Therapeutics, Inc. and Jason Keyes	10-Q	001-33415	10.4	08/05/2016

21.1	Subsidiaries of Orexigen Therapeutics, Inc.	10-K	001-33415	21.1	02/26/2016

23.1	Consent of Independent Registered Public Accounting Firm					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X
X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

X

†	Confidential treatment has been granted for a portion of this exhibit.
*	Indicates management contract or compensatory plan or arrangement.
#

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

By:	/s/ Michael A. Narachi
Michael A Narachi
President and Chief Executive Officer

Dated: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	March 29, 2017
Michael A. Narachi

/s/ Jason Keyes	SVP, Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2017
Jason Keyes

/s/Patrick Mahaffy	Chairman of the Board of Directors	March 29, 2017
Patrick Mahaffy

/s/Louis C. Bock	Director	March 29, 2017
Louis C. Bock

/s/Brian H. Dovey	Director	March 29, 2017
Brian H. Dovey

/s/ David J. Endicott	Director	March 29, 2017
David J. Endicott

/s/Peter K. Honig	Director	March 29, 2017
Peter K. Honig, M.D.

/s/Deborah A. Jorn	Director	March 29, 2017
Deborah A. Jorn

/s/Lota S. Zoth	Director	March 29, 2017
Lota S. Zoth