Form 10-K/A
period 2016-12-31
Orexigen Therapeutics, Inc.
filed 2017-05-01
CIK 1382911

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

Registrant’s telephone number, including area code: (858) 875-8600

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Par Value Per Share; Common stock traded on the NASDAQ Global market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2016, was approximately $48.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2017 was 15,227,802.

Documents Incorporated by Reference

None.

Explanatory Note

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 30, 2017. The principal purpose of this Amendment is to include, in Part III, the information that was to be incorporated by reference from the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 30, 2017) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

OREXIGEN THERAPEUTICS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

(Amendment No. 1)

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	27
Item 14.	Principal Accounting Fees and Services	29

PART IV
Item 15.	Exhibits, Financial Statement Schedules	30
Signatures		34

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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

The following is a brief biography of each member of our board of directors as of May 1, 2017, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.

Directors Continuing in Office Until the 2017 Annual Meeting

Patrick J. Mahaffy, 54, has served as a member of our board of directors since February 2009 and the chairman of our board of directors since April 2016. Mr. Mahaffy is a founder of Clovis Oncology, Inc., a pharmaceutical development company, and has served as President and Chief Executive Officer and a member of its board of directors since its inception in 2009. Previously, Mr. Mahaffy served in the same role at Pharmion Corporation, which he founded in 2000 and was sold to Celgene Corporation in 2008. From 1992 through 1998, Mr. Mahaffy was President and Chief Executive Officer of NeXagen, Inc. and its successor, NeXstar Pharmaceuticals, Inc., a biopharmaceutical company. Prior to that, Mr. Mahaffy was a Vice President at E.M. Warburg Pincus and Co. Mr. Mahaffy also serves on the board of directors of Flexion Therapeutics, Inc. He is also a trustee of Lewis and Clark College and Boulder Community Hospital. Mr. Mahaffy has a B.A. in international affairs from Lewis and Clark College and an M.A. in international affairs from Columbia University.

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

Michael A. Narachi, 57, has served as our President and Chief Executive Officer and a member of our board of directors since March 2009. Previously, Mr. Narachi served as Chairman, Chief Executive Officer and President of Ren Pharmaceuticals, Inc., a private biotechnology company, from November 2006 to March 2009. From August 2002 to January 2008, Mr. Narachi served as chairman of the board of directors of Naryx Pharma, Inc., a private pharmaceutical company. In 2004, Mr. Narachi retired as an officer and Vice President of Amgen Inc., a leading therapeutics company, where he served as General Manager of Amgen’s Anemia Business from 1999 to 2003. Mr. Narachi joined Amgen in 1984 and held various positions throughout the organization including: Product Development Team Leader for NEUPOGEN®; Director of Clinical Operations in Thousand Oaks, CA and Cambridge, UK; Vice President of Development and Representative Director for Amgen Japan; Head of Corporate Strategic Planning; Chief Operations Officer of Amgen BioPharma; and Vice President, Licensing and Business Development. He currently serves as a member of the board of directors of Ultragenyx Pharmaceutical Inc., a publicly traded biopharmaceutical company, and previously served as the chairman of the board of directors of Celladon Corporation, a publicly traded biotechnology company, from 2013 until 2016, and as a member of the board of directors of Amag Pharmaceuticals, Inc. from 2006 until 2014. Mr. Narachi received a B.S. in Biology and an M.A. degree in Biology and Genetics from the University of California at Davis. He received an M.B.A. from the Anderson Graduate School of Management at University of California, Los Angeles.

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

Directors Continuing in Office Until the 2018 Annual Meeting

Louis C. Bock, 52, has served as a member of our board of directors since April 2005. He currently serves as a Venture Partner at Sante Ventures, a position he has held since August 2014.  Through June 2014, Mr. Bock was a Partner of Scale Venture Partners, a

venture capital firm, and served as a Managing Director until 2012. Mr. Bock joined Scale Venture Partners in September 1997 from Gilead Sciences, Inc., a biopharmaceutical company where he worked from September 1989 to September 1997. Prior to Gilead, he was a research associate at Genentech, Inc. from November 1987 to September 1989. He currently serves as a director of Zogenix, Inc., a publicly traded company, for which he also serves as a member of the audit and nominating and corporate governance committees and Heat Biologics, Inc., a publicly traded biopharmaceutical company. In the past five years, Mr. Bock has also served as a member of the boards of directors of diaDexus Inc. and Horizon Pharma, Inc. Mr. Bock received his B.S. in Biology from California State University, Chico and an M.B.A. from California State University, San Francisco.

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

Peter K. Honig, M.D., M.P.H., 60, has served as a member of our board of directors since February 2010. Dr. Honig currently serves as Senior Vice President of Worldwide Regulatory Affairs at Pfizer, Inc., a global pharmaceutical company. Prior to this position, from July 2010 to May 2014, Dr. Honig served as Head of Global Regulatory Affairs and Patent Safety at Astra Zeneca, LLP, a pharmaceutical company, and from January 2003 through December 2009, Dr. Honig served as Senior Vice President, Worldwide Regulatory Affairs and Product Safety at Merck & Co, a pharmaceutical company. From March 2002 to January 2003, Dr. Honig was Merck’s Vice President, Worldwide Product Safety and Quality Assurance. Prior to Merck, from 1993 to 2002, Dr. Honig held various positions at the FDA including Director of the Office of Drug Safety in the FDA’s Center for Drug Evaluation and Research. Dr. Honig previously served on the board of directors of Celladon Corporation from 2014 to 2016. Dr. Honig received his B.A. in History from Columbia College of Columbia University, his M.D. from Columbia College of Physicians & Surgeons and his M.P.H from Columbia University School of Public Health.

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

Deborah A. Jorn, 58, has served as a member of our board of directors since May 2016. Additionally, Ms. Jorn has been a member of the board of directors of Viveve Medical, Inc. since May 2016. Prior to her board service, from August 2013 to March 2016, Ms. Jorn served as the Executive Vice President and Group Company Chair at Valeant Pharmaceuticals, Inc. From June 2010 to August 2013, Ms. Jorn served as the Chief Global Marketing Officer at Bausch & Lomb Pharmaceuticals. From December 2000 to June 2010, Ms. Jorn served in senior commercial leadership roles at Schering Plough, Johnson & Johnson and Pharmacia. Jorn received a MBA from the Stern Graduate School of Business Administration at New York University and a BA in Biochemistry from Rutgers University.

Key Attributes, Experience and Skills and the Benefit to the Board of Directors include:

Ms. Jorn is a senior commercial strategist with a more than 30-year history of building multi-billion dollar global pharmaceutical businesses and a proven track record of designing and implementing innovative business and marketing strategies that have consistently delivered double-digit organic growth across numerous therapeutic areas.

Directors Continuing in Office Until the 2019 Annual Meeting

Brian H. Dovey, 75, has served as a member of our board of directors since January 2004. Mr. Dovey has been a Partner of Domain Associates, L.L.C., a private venture capital management firm focused on life sciences, since 1988. Prior to joining Domain, Mr. Dovey spent six years at Rorer Group, Inc. (now part of sanofi-aventis), including as president from 1986 to 1988. Previously, Mr. Dovey was president of Survival Technology, Inc., a start-up medical products company. He also held management positions with Howmedica, Inc., Howmet Corporation and New York Telephone Company. Mr. Dovey has served as both president and chairman of the National Venture Capital Association. He is former Chair and currently serves on the Board of Trustees of the Wistar Institute, a non-profit preclinical biomedical research company. Mr. Dovey serves on the board of directors and is also Co-Dean and former Chairman of the Kauffman Fellows Program at the Center for Venture Education and currently serves on the board of directors of REVA Medical, Inc., and Otonomy, Inc., both publicly traded companies. He was also a former board member of the industry associations representing the medical device industry as well as the association representing consumer pharmaceuticals. Mr. Dovey has also served as a member of the board of directors of the following publicly traded companies: Align Technology, Inc., Cardiac Science, Inc. and Neose Technologies, Inc. Mr. Dovey received his B.A. from Colgate University and an M.B.A. from the Harvard Business School.

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

David J. Endicott, 52, has served as a member of our board of directors since November 2012. Mr. Endicott currently serves as the Chief Operating Officer of Alcon, a Novartis company.  Prior to this role he served as President of Hospira Infusion Systems, a Pfizer company, a medical device company. Mr. Endicott has also served as Corporate Vice President and President, Allergan Medical, Asia Pacific and Latin America, a biotechnology company, from April 2011 through July 2013 and served as Corporate Vice President and President, Allergan Medical from August 2010 through April 2011. Prior to that, he served as Corporate Vice President and President, Europe, Africa and Middle East from October 2004 to August 2010 and managed the expansion of Allergan’s business internationally, including Allergan’s entry into new markets such as Russia, Turkey and Poland. Mr. Endicott served as Senior Vice President, U.S. Specialty Pharmaceuticals from January 2004 to October 2004, Vice President and General Manager of Canada from February 2000 to December 2003 and Vice President of U.S. Managed Markets since 1998. Prior to that, Mr. Endicott served various roles at Allergan since joining Allergan in 1986. Mr. Endicott is a member of the Board of Directors of AdvaMed, the leading U.S. medical device association. Mr. Endicott holds an undergraduate degree in Chemistry from Whitman College, an M.B.A. from the University of Southern California and is a graduate of the Advanced Management Program at the Harvard Business School.

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

Lota S. Zoth, CPA, 57, has served as a member of our board of directors since April 2012. Additionally, Ms. Zoth is a member of the boards of directors of the following publicly traded companies: Spark Therapeutics, Inc., NewLink Genetics Corporation (both traded on NASDAQ) and Circassia Pharmaceuticals, plc (London Stock Exchange) and serves and Chair of the board of directors of Aeras, a nonprofit biotech organization. She also previously served as a member of the board of directors of Hyperion Therapeutics, Inc. from 2008 to 2015. Prior to her board service, Ms. Zoth served as Chief Financial Officer of MedImmune, Inc. from April 2004 to July 2007 and also served as its Controller and Principal Accounting Officer from August 2002 through April 2004. Prior to joining MedImmune in 2002, Ms. Zoth served as Senior Vice President, Corporate Controller at PSINet Inc. and Vice President, Corporate Controller at Sodexho Marriott Services, Inc. Ms. Zoth also held senior management positions at Marriott International and PepsiCo, Inc. Ms. Zoth served as an auditor at Ernst & Young, LLP and is a Certified Public Accountant. Ms. Zoth received a B.B.A. in accounting from Texas Tech University.

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

Board of Directors Meetings

During the fiscal year 2016, our board of directors met 15 times, including telephonic meetings, and acted by unanimous written consent three times. In that year, with the exception of Peter Honig, all incumbent directors attended at least 75% of the aggregate number of meetings of the board and the committees on which they served during the periods in which they served.

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

Director	Audit Committee	Compensation Committee	Nominating/ Corporate Governance Committee

Louis C. Bock	X	—	X

Brian H. Dovey	—	X (Chairman)	—

David J. Endicott	X	—	X

Peter K. Honig, M.D., M.P.H.	—	—	—

Deborah A. Jorn	—	—	—

Patrick J. Mahaffy	—	X	X (Chairman)

Michael A. Narachi	—	—	—

Lota S. Zoth	X (Chairman)	X	—

Audit Committee

The audit committee of our board of directors currently consists of Ms. Zoth (Chairman) and Messrs. Bock and Endicott and these directors comprised the audit committee in 2016 as well. The audit committee met seven times (including telephonic meetings) during fiscal year 2016. Our board of directors has determined that all members of the audit committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our board of directors has determined that Ms. Zoth qualifies as an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the SEC. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The audit committee’s responsibilities include, among other things:

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

In reliance on the reviews and discussions referred to above, the audit committee has recommended to the company’s board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2016. The audit committee and the company’s board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for the year ending December 31, 2017.

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
Louis C. Bock
David J. Endicott

Compensation Committee

The compensation committee of our board of directors currently consists of Messrs. Dovey (Chairman) and Mahaffy and Ms. Zoth and these directors comprised the compensation committee in 2016 as well. The compensation committee met 10 times (including telephonic meetings) during fiscal year 2016. Our board of directors has determined that all members of the compensation committee are independent directors, as defined in the Nasdaq qualification standards. The compensation committee is governed by a written charter approved by our board of directors. The compensation committee’s purpose is to assist our board of directors in determining the compensation and benefit plans for our senior management and directors and recommend these plans to our board of directors. The compensation committee’s responsibilities include, among other things:

•	reviewing and approving compensation and benefit plans for our executive officers and recommending compensation policies for members of our board of directors and board committees;
•	providing guidance to our board of directors regarding setting performance goals for our officers and reviewing their performance against these goals;
•	administering our benefit plans, including our employee stock purchase plan, and the issuance of stock options and other awards under our equity incentive plans; and
•	reviewing and approving the report that the SEC requires in our annual proxy statement, as applicable.

In 2009, the compensation committee created the stock award committee and delegated to its members its authority to grant stock option awards under our equity incentive plans to non-executive employees. The current members of the stock award committee are Michael Narachi, our President and Chief Executive Officer, Thomas Lynch, our EVP, General Counsel and Secretary and Jason Keyes, our VP, Chief Financial Officer.  The stock award committee met two times during fiscal year 2016.

Each year, the compensation committee also reviews with management the Company’s compensation disclosure to be included in the Company’s annual proxy statement and other public filings.

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

Certain determinations of the compensation committee with respect to executive compensation for fiscal year 2016 are described in greater detail in the Executive Compensation section of this Amendment.

Nominating/Corporate Governance Committee

The nominating/corporate governance committee of our board of directors currently consists of Messrs. Mahaffy (Chairman), Bock and Endicott and these directors comprised the nominating/corporate governance committee in 2016 as well. The nominating/corporate governance committee met six times (including telephonic meetings) during fiscal year 2016. Our board of directors has determined that all members of the nominating/corporate governance committee are independent directors, as defined in the Nasdaq qualification standards. The nominating/corporate governance committee is governed by a written charter approved by our board of directors. The nominating/corporate governance committee’s purpose is to assist our board by identifying individuals qualified to become members of our board of directors, consistent with criteria set by our board, and to develop our corporate governance principles. The nominating/corporate governance committee’s responsibilities include, among other things:

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

Director Attendance at Annual Meetings

Although our company does not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting, we encourage all of our directors to attend. All of the members of our board of directors attended (in person or telephonically) our annual meeting of stockholders in 2016.

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

Our Executive Officers

The following table sets forth certain information about our executive officers as of March 31, 2017:

Name	Age	Position
Executive Officers:
Michael A. Narachi	57	President, Chief Executive Officer and Director
Thomas Cannell, D.V.M.	55	Executive Vice President, Chief Operating Officer and President of Global Commercial Products
Peter Flynn, Ph.D.	43	Senior Vice President, Head of Development, Regulatory Affairs and Safety
Jason Keyes	46	Senior Vice President, Chief Financial Officer
Thomas Lynch	50	Executive Vice President, General Counsel and Secretary

The biography of Michael A. Narachi can be found under “Our Board of Directors”.

Jason Keyes has served as our Senior Vice President, Chief Financial Officer since June 2016 and served as our Vice President, Finance from February 2015 to June 2016 and our Senior Director, Finance from January 2013 to February 2015. Prior to joining Orexigen, Mr. Keyes served as the Senior Director, Finance at Amylin Pharmaceuticals, Inc. (acquired by Bristol-Myers Squibb in August 2012) from May 2012 to January 2013 and served as the Director, Manufacturing, Operations and Quality Finance from August 2007 to May 2012. Prior to these positions, he served in finance roles for Amgen, Inc. and Baxter Healthcare Corporation. Mr. Keyes received both a B.S. and M.S. degree in Civil Engineering from Stanford University, and holds an M.B.A. from the Anderson School at the University of California, Los Angeles.

Thomas Cannell, D.V.M. has served as our Executive Vice President, Chief Operating Officer and President of Global Commercial Products since June 2016 and served as our Executive Vice President, Chief Commercial Officer from March 2015 to May 2016. Prior to joining Orexigen, Dr. Cannell spent 27 years at Merck & Co, Inc., a healthcare company, in sales and marketing and as a general manager. While at Merck, he most recently served as Head of Global Human Health Operating Model Team and other recent assignments included President of Merck Canada and Head of Marketing and Strategy for MSD Japan. Prior to these positions, he served in general manager roles for a U.S. sales division and as leader of a Merck business unit, managing a multi-billion dollar product portfolio and thousands of employees. Dr. Cannell received both a B.S. and D.V.M. degree from Washington State University. He has also served in the U.S. Army Reserves (currently inactive) since 1987.

Peter Flynn, Ph.D. has served as our Senior Vice President, Head of Development, Regulatory Affairs and Safety since June 2016 and served as our Vice President, Early Development from February 2015 to June 2016.  Prior to joining Orexigen, Dr. Flynn served as the Senior Vice President, Early Program Development at Fate Therapeutics, Inc. from 2009 through February 2015 where he was responsible for development of programs and platforms and was a senior team member that took the company through its initial public offering in 2013.  Prior to this position, Dr. Flynn served as the Vice President, Research at Ren Pharmaceuticals, Inc. and the Director, Biochemistry Research at KaloBios Pharmaceuticals.  Dr. Flynn received a B.Sc. in Molecular Biology from University College London, a Ph.D. in Biochemistry from Imperial Cancer Research Fund (Cancer Research UK) and was a Postdoctoral Fellow at University of California, San Francisco.

Thomas Lynch has been our Executive Vice President, General Counsel and Secretary since December 2015. Mr. Lynch has more than a decade of experience in the life sciences industry as well as six years of general corporate practice and is responsible for our global legal affairs and compliance operations, as well as our human resources operations. Mr. Lynch served as senior legal counsel in two divisions of Novartis from 2012 through November 2015, leading global legal and compliance support for Novartis Pharma’s neuroscience franchise and advising on business development and alliance management with partners in Europe, Japan and the U.S. Prior to his roles at Novartis, Mr. Lynch served in various legal roles at Boston Scientific, a biotechnology company, from 2002 to 2012. Mr. Lynch was an attorney at Dorsey & Whitney LLP in their corporate section from 1996 to 2002. Mr. Lynch holds a juris doctorate degree from Boston College Law School, a master’s degree in teaching from the University of St. Thomas, and a bachelor’s degree in history from Stanford University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2016, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

Item 11.	Executive Compensation

As a “smaller reporting company” under SEC rules, we are not required to include a Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation.  We have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

This Executive Compensation section provides an overview of the material components of our executive compensation arrangements for the fiscal year ended December 31, 2016 for:

•	Michael A. Narachi, our President and Chief Executive Officer (“CEO”);
•	Thomas Cannell, D.V.M. our Executive Vice President, Chief Operating Officer and President of Global Commercial Products; and
•	Thomas Lynch, our Executive Vice President, General Counsel and Secretary.

We refer to these executive officers collectively in this Executive Compensation section and the related compensation tables as the “named executive officers”.

We also provide an overview of our executive compensation program, a description of the overall objectives of the program and an analysis of each component of compensation that we provide to our named executive officers. In addition, we explain how and why the compensation committee arrived at the certain specific compensation policies and decisions involving the named executive officers during and for 2016.

Overview

We are a biopharmaceutical company focused on the treatment of obesity.  Orexigen's first product, Contrave® (naltrexone HCl and bupropion HCl extended release), was approved in the United States in September 2014. In the European Union, the drug has been approved under the brand name Mysimba® (naltrexone HCl/ bupropion HCl prolonged release).  Orexigen is undertaking a range of development and commercialization activities, both on its own and with strategic partners, to bring Contrave / Mysimba to patients around the world.  Our sole product, Contrave® (naltrexone HCl and bupropion HCl extended release), was approved in the United States in September 2014 and the drug has also been approved under the brand name Mysimba® (naltrexone HCl/ bupropion HCl prolonged release) in the European Union.  Contrave/Mysimba approved in both the United States and the European Union for chronic weight management in adults who are obese or overweight with certain weight-related comorbidities.  The industry we compete in is volatile, rapidly changing, competitive and heavily regulated.

Our business has spanned research and development, regulatory review, to internal commercialization.  Performance is difficult to measure on an annual basis. Measurement is often done through milestones, such as regulatory approval, instead of timing. As such, our compensation program consists cash and equity-based compensation and is intended to attract, retain, motivate and reward our executives for annual achievements that leads towards the ultimate goals of improving health outcomes for our patients and building long-term value for our stockholders.

We believe 2016 was a transformative year for Orexigen.  We began the year with a business tied primarily to the royalty stream on U.S. sales of Contrave, with the goal of expanding international partnerships and adding other assets to leverage our infrastructure.  Shortly into the year, we had the opportunity to acquire the United States rights to Contrave from our former partner, Takeda Pharmaceutical Company Limited (“Takeda”).  We responded swiftly to negotiate the agreement with Takeda (the “Contrave Acquisition”) and raised $165 million in a convertible senior secured note financing (the “Financing”) to fund the purchase and support our commercial enterprise.  By year-end we re-launched Contrave with a new integrated patient-physician campaign, which we expect to drive growth in 2017 and beyond.

The transformation in our business strategy and financial structure also drove a transformation in our compensation program.  During 2016, our compensation committee approved two new long-term incentive awards to support our evolving business strategy.  The year includes two years’ worth of “special” awards because the initial grants issued at the beginning of the year became largely obsolete with the change in our commercialization strategy and completion of the Financing.  The amount and value of equity grants disclosed in 2016 are substantially greater than our expected ongoing awards in the future, including grants that were provided at the beginning of 2017.  The special 2016 awards are summarized below and described in detail in the section “—Elements of Compensation—Long-Term Incentive Program”.

(1)

Price-contingent performance stock unit awards: As part of our annual equity awards granted in February 2016, we granted performance-based stock units (“PSUs”) tied to achieving rigorous future share price hurdles.  The award of PSUs will vest in five equal installments on each anniversary of the grant date to the extent that the PSUs are earned, with one-third of the PSUs becoming earned when the 20-day average trading price of our shares equals at least $60, and an additional one-third becoming earned when such price equals at least $80, and the final one-third becoming earned when such price equals at least $100, provided that the executive is employed on each vesting date.  The target share prices represented appreciation of 230%, 349%, and 462%, respectively, over our share price at the time of grant.  The PSU awards for our named executive officers were structured as a partial three-year front load (i.e., the PSUs granted in 2016 are intended to partially cover planned equity award grants for 2017 and 2018).

(2)

Staking time-based and performance-based stock options.   Following completion of the Financing to support our new Contrave commercialization strategy, our stockholders approved the Amended and Restated 2007 Equity Incentive Award Plan (the “Equity Incentive Plan”) at the 2016 annual stockholder meeting, and we subsequently granted stock options to our named executive officers which were intended to provide a competitive stake in future value creation.  These option grants include time-vesting and performance-vesting conditions, with exercise prices set at fair market value on the grant date, as well as premium per share exercise prices equal to $15.00 (which represented a 373% premium above the fair market value of our common stock on the date of grant).  The purpose of granting premium options was to appropriately adjust potential stock ownership with our capital structure, which includes a substantial amount of convertible debt and warrants issued as part of the Financing.

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

Corporate Governance Practices

In addition to tying executive compensation to corporate and individual performance, the compensation committee endeavors to maintain best practices in designing and implementing our executive compensation program. These practices include the following:

•	prohibiting our executives and directors from hedging, or engaging in any derivatives trading with respect to, our common stock;
•	not providing for tax “gross-ups” for compensation paid to executives, including for perquisites and change-in-control payments;
•	engaging an independent compensation consultant by our compensation committee;
•	utilizing a market comparison analysis provided by the independent compensation consultant to assist our compensation committee in determining compensation for our named executive officers;
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
•

enhance the executives’ incentive to increase our stock price and maximize stockholder value, as well as reward superior performance, by providing a portion of total compensation opportunities for senior management in the form of direct ownership in our company through grants of equity awards.

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

Compensation Consultant

In October 2015, the compensation committee engaged FW Cook as compensation consultant to undertake a market comparison analysis to assist with evaluating salary, bonus and equity compensation decisions for our executives during fiscal year 2016.  The compensation committee has considered whether the work of FW Cook as a compensation consultant has raised any conflict of interest. The compensation committee has concluded that the work of FW Cook and the individual compensation advisors employed by FW Cook as compensation consultants to us has not created any conflict of interest.

Although the compensation committee considered information from the market comparison analysis in making its compensation decisions for our named executive officers, the compensation committee does not believe that it is appropriate to establish compensation levels solely by reference to market data. Our compensation committee relies upon the judgment of its members in making compensation decisions, and as part of this process reviews our performance and a named executive officer’s performance during the year against established goals, if any, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance stockholder value. Although competitive market compensation is a key factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine named executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

Elements of Executive Compensation

Compensation for our named executive officers consists of base salary, annual bonus, equity-based incentive awards, benefits programs and change in control/severance agreements. The compensation committee allocates total compensation between cash and equity compensation based on a number of objective and subjective factors, including competitive practices among the market comparison group, the role and responsibilities of the individual executive and the nature of the incentives to be created. We do not target compensation against any particular percentile of pay as compared to our market comparison group; however, our objective is that direct compensation approximate the market median, although may vary from time to time given individual and unique circumstances.

2016 Compensation Decisions for our Named Executive Officers

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

In February 2016, the compensation committee adjusted these annual base salaries for our named executive officers to reflect a cost-of-living increase as in effect commencing January 1, 2016 through the next annual review. In June 2016, the compensation committee approved an increase in Dr. Cannell’s 2016 annual base salary to $460,000 from $427,000 in connection with Dr. Cannell’s promotion to the position of Executive Vice President, Chief Operating Officer and President Global Commercial Products, effective June 16, 2016.

The actual base salaries paid to all of our named executive officers in 2016 are set forth in the “Summary Compensation Table” below.

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

For 2016, the target bonus level for each of our named executive officers was the following percentage of his annual base salary: 75% for Mr. Narachi, 60% for Dr. Cannell (increased from 50% in June 2016 in connection with his promotion to the position of Executive Vice President, Chief Operating Officer and President Global Commercial Products, effective June 16, 2016) and 50% for Mr. Lynch.

The 2016 bonus plan was comprised of corporate and individual goals (other than our CEO whose bonus was based solely on corporate goals). The named executive officer individual goals were primarily directly related to and furthered the progress of the corporate goals relative to their role in the organization. For Mr. Narachi, the corporate goals comprised 100% of his targeted total annual bonus amount. For Dr. Cannell and Mr. Lynch, the corporate goals were given a weight of 60% and individual goals were given a weight of 40% for purposes of the bonus calculations. As a result, the 2016 bonus determinations reflect the compensation committee’s assessment of the corporate goals that were achieved for the year, as well as the recommendation of the CEO (with respect to officers other than himself) and other members of management (with respect to officers other than themselves) and the compensation committee’s assessment of individual performance.

2016 Corporate Goals. The compensation committee determined that the company’s performance against the 2016 corporate goals (the “2016 Corporate Goals”) established by our board of directors generally met expectations (a total of 90 points) and, as a result, the 2016 Corporate Goals were determined to be 90% achieved for purposes of the bonus calculations set forth below. In addition to the specific 2016 Corporate Goals that were established early in 2016 by the board of directors, at that same time the compensation committee also built in the potential for upside objectives (“Upside Objectives”) that would create new sources of value for the Company. The compensation committee took into consideration (1) the acquisition of U.S. rights to Contrave from its former partner, Takeda Pharmaceuticals, and related debt financing to fund the build out of the Company’s commercial operations, (2) the repurchase of a portion of the outstanding 2.75% Notes (as described in the “Certain Relationships and Related Party Transactions – Convertible Note Financing” section below) at a 70% discount to par value, and (3) progress toward reduction in costs associated with clinical studies designed to meet the Company’s post-approval requirements (“PMR”).

The 2016 Corporate Goals were as follows:

2016 Corporate Goals	Points Achieved	Achievement
Drive the success of Contrave in U.S. Markets	45 (out of 70)

Partially Achieved – Launched commercial operation; progress made on innovative commercial campaign (including launch of consumer campaign); sales stabilization goals from Takeda transition through the end of 2016 were below target

Advance growth of Contrave and Mysimba in EU and ROW	23.5 (out of 20)	Exceeded
Build Effective, Efficient, High-Performing Capabilities	10 (out of 10)	Achieved
Create New Sources of Value	11.5 (Upside)	Acquired U.S. rights to Contrave; Repurchased portion of outstanding 2.75% Notes at a significant discount; Progress on cost reduction for PMR studies
TOTAL:	90 (out of 100) Results in 90% Achievement for Corporate Goals

2016 Individual Goals. Historically, the annual individual goals for the named executive officers, other than our CEO, are primarily related to and intended to further the progress of the 2016 corporate goals relative to each executive’s role in the organization. The compensation committee, with input from our CEO, considered the performance of each of these executive officers, as well as assessments received from members of management, and subjectively determined their achievement of individual goals. The standard ranges of bonus individual performance factor percentages are as follows:

Exceeds Expectations: 110%-125%

Fully Met Expectations: 80%-110%

Partially Met Expectations: 0%-50%

Did Not Meet Expectations: 0%

These named executive officers were given the weightings as set forth in the table below.

Named Executive Officer	2016 Individual Goals	Individual Weighting
Thomas Cannell, D.V.M.	•Drive Contrave/Mysimba growth in the US and ex-US markets •Advance the commercialization of Contrave/Mysimba ex-US markets •Tightly manage operation expenses and reduce long term cost liabilities	105%
Thomas Lynch	•Provide creative, practical and timely legal advice to enable the successful re-launch of Contrave in the US and to drive advancement of Contrave/Mysimba outside the US •Enhance and support efficient and effective Legal and HR systems, processes and training that allow achievement of company initiatives •Build internal and external legal/compliance capabilities necessary to meet the company needs •Fill critical positions within the company with quality hires •Build a high-performing organization to achieve corporate goals	105%

Bonus Calculations. As described above, Mr. Narachi’s annual bonus was weighted 100% as to corporate goals, while the annual bonus calculations for each of Dr. Cannell and Mr. Lynch were weighted 60% as to corporate goals and 40% as to individual goals. For example, if the individual performance rating for a particular named executive officer was scored at 105%, and after combining in a 40% weighted corporate performance score of 90%, a total combined score for 2016 would be 96%.

Corporate Score: .60 x .90 = .54

Personal Score: .40 x 1.05 = .42

Total Combined Score: .54 + .42 =96%

In February 2017, our compensation committee approved the 2016 annual bonuses payouts for each of our named executive officers, which are set forth below under the heading “Summary Compensation Table.”

Long-Term Incentive Program. The compensation committee believes that long-term performance is enhanced through equity-based awards that reward our executives for maximizing stockholder value over time and that align the interests of our employees and management with those of stockholders.

The compensation committee grants equity awards to our named executive officers based upon a review of market comparison group data, its assessment of individual performance and contribution towards corporate objectives, a review of each executive’s existing long-term incentives, and retention considerations.

February 2016 Annual Grant. As part of our annual compensation cycle, in February 2016, we granted a combination of PSUs and stock options to our named executive officers. PSU awards were granted for the first time in 2016 and are tied to achieving pre-determined performance goals.  The compensation committee approved the new PSU program to motivate management to create value beyond our then declining royalty stream on U.S. Contrave sales. The PSUs were granted as a three-year front-load and intended to partially cover planned equity award grants in 2017 and 2018.

PSUs. Each PSU entitles the recipient to one share of our common stock per PSU, subject to achievement of pre-determined performance goals and continued service through the applicable vesting date.  The PSU award will vest in five equal installments on each anniversary of the grant date to the extent that the PSUs are earned, with one-third of the PSUs becoming earned when the 20-day average trading price of our shares equals at least $60, and an additional one-third becoming earned when such price equals at least $80, and the final one-third becoming earned when such price equals at least $100, provided that the executive is employed on each vesting date.  The share price hurdles represented appreciation of 237%, 349%, and 462%, respectively, over our share price at the time of grant of $17.80.  In the event of a change of control (as defined in the Equity Incentive Plan), each tranche of then-unvested PSUs will be deemed to be earned based on the per share value paid to our stockholders in the change of control transaction and such earned PSUs will vest solely in accordance with the time-based vesting schedule of the award (i.e. vesting in five equal installments on each anniversary of the grant date) and cease to be subject to any performance-based vesting conditions.  If the executive’s employment is terminated by the company without cause or by the executive for good reason, in either case, within twelve months following such change in control, any such earned PSUs will vest in full on the date of such termination.

Stock Options. Stock options have an exercise price equal to the fair market value of our common stock on the day of grant and vest over a four-year period in equal monthly installments based on continued employment. All stock options expire ten years after the date of grant.

The February 2016 equity awards granted to our named executive officers are set forth below:

Name	Stock Options (#)	PSUs (#)
Michael Narachi	70,000	80,000
Thomas Cannell	39,000	35,000
Thomas Lynch(1)	--	25,500
(1)	Mr. Lynch was not provided a stock option award in February 2016 because he was provided a new-hire award in December 2015.

July 2016 Staking Grant. Following the Contrave Acquisition and Financing in 2016, we granted additional stock option awards to re-calibrate management’s ownership with our new capital structure, which includes the pre-existing common stock and new convertible debt and warrants issued during 2016.   These “staking” awards consisted of time-based stock options and performance-based stock options.  The compensation committee approved larger-than-normal awards, giving consideration to the value of prior awards, and in order to retain and motivate our named executive officers during the critical stage of taking control of and re-commercializing Contrave in the United States.

Stock Options.  The time-vesting option awards granted in July 2016 have a ten-year term and vest over three years with one-third vesting on the first anniversary of the grant date and the remainder in equal monthly installments thereafter.  A portion of the option awards has an exercise price equal to fair market value of our common stock on the date of grant and a portion has a “premium” exercise price per share of $15.00 (which represented a 373% premium above the fair market value of our common stock on the date of grant).  The purpose of granting premium options was to appropriately tie management’s potential ownership with our capitalization and the structure of the financing, which includes warrants with a $15.00 exercise price.

Performance Stock Options.  The performance-based options granted in July 2016 will fully vest if the company achieves at least $130 million in global net sales during the fiscal year ending December 31, 2017, provided that the executive remains in continued service with the company through December 31, 2017.  Similar to the time-vesting awards, a portion of the performance stock option awards has an exercise price equal to fair market value of our common stock on the date of grant and a portion has a premium exercise price per share of $15.00.  If a change of control (as defined in the Equity Incentive Plan) occurs at any time before December 31, 2017 and the price per share of our stock immediately prior to such change in control is at least equal to $7.50, the option will become fully vested and immediately exercisable, subject to the executive’s continuous service with the company through the date of such change of control.

The July 2016 equity awards granted to our named executive officers are set forth below:

	Stock Options (#)		Performance Stock Options (#)
Name	Fair Market Value Exercise Price ($4.02)	Premium Exercise Price ($15.00)	Fair Market Value Exercise Price ($4.02)	Premium Exercise Price ($15.00)
Michael Narachi	525,000	315,000	105,000	63,000
Thomas Cannell	262,500	157,500	52,500	31,500
Thomas Lynch	131,250	78,750	26,250	15,750

Other Compensation.

Welfare Benefits. We provide welfare benefits, such as medical, dental, vision and life insurance coverage, to our named executive officers at the same level as those benefits provided to our employees generally.

Retirement Benefits. We have a 401(k) plan in which substantially all of our employees are entitled to participate. Our 401(k) plan is intended to qualify as a tax qualified plan under the Code. Employees contribute their own funds, as salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. For 2016, this amount was up to $18,000, with an additional $6,000 “catch-up” contribution available for employees fifty years of age and older. Employee contributions are held and invested by the plan’s trustee.

Our 401(k) plan also permits matching and discretionary contributions, subject to established limits and a vesting schedule. We provide a match of 50% of the amount of a participant’s salary deferral, limited to a maximum of 6% of the participant’s annual salary and subject to Internal Revenue Service limits. Messrs. Narachi and Lynch and Dr. Cannell participated in the 401(k) plan and received matching funds for 2016.

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

ESPP. We have an employee stock purchase plan intended to qualify under Section 423(b) of the of the Code, the purposes of which are to provide an opportunity for our employees, including our named executive officers, to purchase our common stock through payroll deductions, to assist us in retaining the services of our employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of our company and our affiliates.

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

In February 2016, the compensation committee amended the employment agreements to extend these change in control and severance arrangements through March 31, 2019. In making the decision to extend the benefits, our compensation committee relied on the input of FW Cook, its compensation consultant, that the programs are representative of market practice, both in terms of design and cost.

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

Stock Ownership Guidelines

The compensation committee has adopted stock ownership guidelines that apply to our CEO, certain other executive officers (including our named executive officers) and our non-employee directors. The purpose of this policy is to encourage ownership in the company and to enhance alignment between the interests of the covered participants and our stockholders. The guidelines require each covered executive and board member to acquire and maintain ownership of shares of our common stock equal to a specified multiple of his or her base salary, with the CEO guideline set at 5x his base salary and other covered executives set at 1.5x his or her base salary. All ownership levels are reviewed and adjusted annually until the stated ownership level is attained. Each non-employee director’s required ownership level is 5x his or her annual cash retainer. Our covered executives and non-employee directors have the later of five years from the date of adoption of these guidelines (2015) or commencement of employment, appointment/election or promotion, as applicable, to achieve his or her ownership level.

Summary Compensation Table

The following table provides information regarding the compensation that was awarded to, earned by or paid to our principal executive officer and the two most highly compensated executive officers other than our principal officer for each of the fiscal years ended December 31, 2016 and December 31, 2015. These individuals are referred to herein as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)

Michael A. Narachi President, Chief Executive Officer and Member of the Board of Directors	2016	679,639	864,000	3,202,700	458,756	8,466(4)	5,213,561
	2015	659,844		2,529,231	321,674	8,466	3,519,215

Thomas Cannell, D.V.M	2016	445,081	378,000	1,655,000	237,559	8,466(4)	2,724,106
Executive Vice President, Chief Operating Officer and President of Global Commercial Products (hired in March 2015)	2015	314,442		2,459,517	111,627	438,157(5)	3,323,743

Thomas Lynch	2016	370,000	275,400	565,700	174,185	8,187(6)	1,393,472
Executive Vice President, General Counsel and Secretary (hired in December 2015)	2015	30,833		599,515	—	125,015(7)	755,363

(1)

The weighted average grant date fair value of the PSUs granted in 2016 was $10.80 per share as determined under FASB ASC Topic 718 using a Monte Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts, based on the following assumptions: risk-free interest rate of 1.3%, expected volatility of 71.6% and dividend yield of 0%. For additional information regarding the valuation assumptions for these awards, see the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017.

(2)     Reflects the grant date fair value of the equity awards granted to our named executive officers for the relevant year, as computed in accordance with ASC Topic 718 using the Black-Scholes-Merton model for options and, for performance-based awards, based on the probable outcome of the performance conditions as of the grant date, without consideration of forfeitures. Valuation assumptions for those awards granted in 2016 are described in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017. For the 2016 performance-based stock options, the grant date fair value is based on the probable outcome of the related performance conditions, reflecting the maximum level of performance, as follows:  Mr. Narachi, $452,000; Dr. Cannell, $226,000; and Mr. Lynch, $113,000.

(3)	For 2016, the amounts in this column represent the 2016 annual cash bonuses that were approved by the compensation committee and paid in February 2017.
(4)	Includes $7,950 for our contribution to the 401(k) savings plan and taxable cost of $516 for group term life insurance coverage.
(5)	Includes $430,000 paid to Dr. Cannell as a sign-on and relocation payment and $7,950 for our contribution to the 401(k) savings plan and taxable cost of $207 for group term life insurance coverage.
(6)	Includes $7,950 for our contribution to the 401(k) savings plan and taxable cost of $237 for group term life insurance coverage.
(7)	Includes $125,000 paid to Mr. Lynch as a sign-on and relocation payment and taxable cost of $15 for group term life insurance coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2016.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	All Other Stock Awards: Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Michael A. Narachi	7/12/2016	—	525,000(2)	4.02	7/11/2026	—	—
	7/12/2016	—	105,000(3)	4.02	7/11/2026	—	—
	7/12/2016	—	315,000(2)	15.00	7/11/2026	—	—
	7/12/2016	—	63,000(3)	15.00	7/11/2026	—	—
	2/2/2016	14,583	55,417(4)	17.80	2/1/2026	—	—
	2/2/2016	—	—	—	—	80,000(5)	139,200
	2/3/2015	29,112	34,403(4)	53.40	2/2/2025	—	—
	2/7/2014	47,707	19,643(4)	63.00	2/6/2024	—	—
	2/15/2013	53,188	2,312(4)	56.90	2/14/2023	—	—
	1/25/2012	90,000	—	25.80	1/24/2022	—	—
	7/25/2011	176,156	—	16.60	7/24/2021	—	—
	6/10/2011	177,424	—	17.00	6/9/2021	—	—

Thomas Cannell, D.V.M	7/12/2016	—	262,500(2)	4.02	7/11/2026	—	—
	7/12/2016	—	52,500(3)	4.02	7/11/2026	—	—
	7/12/2016	—	157,500(2)	15.00	7/11/2026	—	—
	7/12/2016	—	31,500(3)	15.00	7/11/2026	—	—
	2/2/2016	8,125	30,875(4)	17.80	2/1/2026	—	—
	2/2/2016	—	—	—	—	35,500(5)	60,900
	3/30/2015	18,595	23,905(6)	77.50	3/29/2025	—	—

Thomas Lynch	7/12/2016	—	131,250(2)	4.02	7/11/2026	—	—
	7/12/2016	—	26,250(3)	4.02	7/11/2026	—	—
	7/12/2016	—	78,750(2)	15.00	7/11/2026	—	—
	7/12/2016	—	15,750(3)	15.00	7/11/2026	—	—
	2/2/2016	—	—	—	—	25,500(5)	44,370
	12/1/2015	8,751	26,249(6)	22.90	11/30/2025	—	—

(1)	Amounts reflect the number of PSUs multiplied by our stock price of $1.74 as of December 31, 2016.
(2)

33-1/3% of the total number of shares subject to the option vest at the end of the first year following the vesting commencement date and the remainder vest 1/24th per month thereafter. The option has a ten year term from the date of grant.

(3)	100% of the shares subject to the option vest if we achieve at least $130 million in global product net sales during the fiscal year ending December 31, 2017.
(4)

1/48th of the total number of shares subject to the option vest on the same day of each of the immediately following calendar months following the grant date (which is also the vesting commencement date). The option has a ten year term from the date of grant.

(5)

The PSU award will vest in five equal installments on each anniversary of February 2, 2016, to the extent that the PSUs are earned, with one-third of the PSUs becoming earned when the 20-day average trading price of our shares equals at least $60, and an additional one-third becoming earned when such price equals at least $80, and the final one-third becoming earned when such price equals at least $100.

(6)

25% of the total number of shares subject to the option vest at the end of the first year following the vesting commencement date and the remainder vest 1/36th per month thereafter. The option has a ten year term from the date of grant.

Employment Agreements and Severance Benefits

We have entered into employment agreements with each of our named executive officers as described below.

The initial base salaries of the executives are set forth in the employment agreements. The employment agreements provide that each executive shall be eligible for an annual performance bonus equal to up to 50% of Mr. Lynch’s base salary, 60% of Dr. Cannell’s base salary and 75% of Mr. Narachi’s base salary. Each named executive officer’s employment is at-will.

The employment agreements provide each named executive officer with certain severance and change in control benefits upon a qualifying termination of employment. The named executive officers will remain eligible to receive these severance and change in control benefits pursuant to their employment agreements for a period of three years after execution of the employment agreements. In February 2016, we extended the term of these severance and change in control benefits for an additional three years (through March 31, 2019).

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

With respect to each of Dr. Cannell and Mr. Lynch, in the event his employment is terminated by us other than for “cause,” as defined in the employment agreement (and other than as a result of his death or disability) at any time other than during the period that begins three months prior to the effective date of a change in control and concludes on the date that is 12 months after the effective date of a change in control, provided that he first executes and does not revoke a general release and fully complies with his continuing fiduciary, statutory and material contractual obligations to us, the executive will be entitled to (i) a lump sum cash severance payment equal to 12 months of his annual base salary (as in effect immediately prior to his termination) and (ii) payment of premiums necessary to continue the executive’s group health insurance coverage in effect as of his termination pursuant to COBRA for a maximum period of 12 months following the date of his termination. In the event the executive’s employment is terminated by us other than for cause (and other than as a result of his death or disability) or by such executive due to “constructive termination,” as defined in the employment agreement, within the period commencing three months before the effective date of a change in control and ending twelve months immediately following the effective date of a change in control, provided that he first executes and does not revoke a general release and fully complies with his continuing fiduciary, statutory and material contractual obligations to us, the executive will be entitled to (i) a lump sum cash payment in an amount equal to: for Dr. Cannell, the sum of 18 months of his annual base salary and one and one-half times the amount of his target annual bonus, and for Mr. Lynch, 18 months of his annual base salary (in each case, as in effect immediately prior to his termination), (ii) payment of premiums necessary to continue the executive’s group health insurance coverage in effect as of his termination pursuant to COBRA for a maximum period of 18 months following the date of his termination and (iii) acceleration of the executive’s outstanding time-based equity awards such that all outstanding equity awards are fully vested and exercisable with respect to all the shares subject thereto effective immediately prior to the date of his termination.

In the event a named executive officer becomes entitled to any payments and benefits (including but not limited to payments and benefits pursuant to the employment agreements) that the executive would receive in connection with a change in control (the “transaction payments”) that would constitute a “parachute payment” within the meaning of Section 280G of the Code, and would be subject to excise tax imposed by Section 4999 of the Code (the “excise tax”), then the executive’s employment agreement provides for a “best-after tax” analysis with respect to such payments, under which we shall cause to be determined before any amounts of such transaction payments are paid to the executive which of the following two alternative forms of payment would result in the executive’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.

Each named executive officer’s employment agreement also includes standard noncompetition covenants that prohibit the executive from competing with our business in any manner during the term of the executive’s employment with us. Each employment agreement also reaffirms the executive’s obligations under our standard employee proprietary information and inventions agreement to which the executive is a party.

Proprietary Information and Inventions Agreement

Each of our named executive officers has also entered into a standard form agreement with respect to proprietary information and inventions. Among other things, this agreement obligates each executive to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment. In addition, this agreement provides that during the term of the executive’s employment and for one (1) year thereafter, the executive will not, either directly or through others, solicit or attempt to solicit any of our employees, independent contractors or consultants terminate his relationship with us in order to become an employee, consultant or independent contractor to or for any other person or entity, or otherwise encourage or solicit any of our employees to leave employment with us for any reason or to devote less than all of any such employee’s efforts to our affairs.

Policy Regarding Tax Deductibility of Compensation

Section 162(m) of the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to certain of our executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met.

We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions under Section 162(m). We have adopted a policy that, where reasonably practicable and where in the best interests of our stockholders, we may seek to qualify the variable compensation paid to our executive officers for an exemption from the deductibility limitations of Section 162(m), but we reserve the right to award compensation that exceeds the deductibility limit under Section 162(m) or otherwise pay non-deductible compensation when we believe that other considerations outweigh the tax deductibility of compensation. In approving the amount and form of compensation for our executive officers, the compensation committee will continue to consider all elements of the cost to our company of providing such compensation, including the potential impact of Section 162(m).

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

In addition, pursuant to the Independent Director Compensation Policy, our non-employee directors will receive initial and annual, automatic, non-discretionary grants of nonqualified stock options. Each person who is initially elected or appointed to our board of directors, and who is a non-employee director at the time of such initial election or appointment, will receive a nonqualified stock option to purchase 17,500 shares of our common stock on the date of such initial election or appointment. This option grant will vest in equal monthly installments over 36 months following the date of grant, subject to such director’s continuing service on our board of directors through such dates of vesting. In addition, on the date of each annual meeting, each individual who continues to serve as a non-employee director on such date will receive an automatic option grant to purchase an additional 12,500 shares of our common stock (the “Annual Meeting Option Grant”). This subsequent option granted to any non-employee director who is elected for the first time to our board of directors prior to the annual meeting but after the previous year’s annual meeting will be pro-rated to reflect the days that such director served on our board of directors until the date of the annual meeting. This option grant will vest in equal monthly installments over 12 months following the date of grant, subject to the director’s continuing service on our board of directors through such dates of vesting. As disclosed below in the Summary Director Compensation table, in 2016, the Annual Meeting Option Grant was larger than the standard option grant to purchase 12,500 shares as described above to re-calibrate nonemployee directors’ ownership with our new capital structure, which includes the pre-existing common stock and new convertible debt and warrants issued during 2016.

The exercise price of each option granted to a non-employee director will be equal to 100% of the fair market value on the date of grant of the shares covered by the option. Options will have a maximum term of ten years measured from the grant date, subject to termination in the event of the non-employee director’s cessation of board service. No portion of the option which is unexercisable at the time of the non-employee director’s termination of membership on our board of directors shall thereafter become exercisable. Following an non-employee director’s termination, the non-employee director shall have until the first to occur of (i) the third anniversary of the date of his or her termination of membership from our board of directors, or (ii) the original expiration date of the term of such options, to exercise the options that were vested and exercisable as of such date of termination. In the event of a change of control (as that term is defined in our Amended and Restated 2007 Equity Incentive Award Plan, which we refer to as our 2007 plan)

all outstanding unvested options granted to the non-employee directors shall become fully vested and exercisable immediately prior to a change of control.

Our Independent Director Compensation Policy provides that the options shall be granted under and shall be subject to the terms and provisions of our 2007 plan and shall be granted subject to the execution and delivery of option agreements.

Summary Director Compensation

The following table summarizes compensation earned by our non-employee directors for the fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Eckard Weber, M.D.(2)	36,500	—	36,500
Louis C. Bock	51,250	44,865	96,115
Wendy L. Dixon, Ph.D.(3)	1,200	—	1,200
Brian H. Dovey	52,500	44,865	97,365
David J. Endicott	58,600	44,865	103,465
Peter K. Honig, M.D., M.P.H.	67,500	44,865	112,365
Deborah A. Jorn	24,600	70,500	95,100
Patrick J. Mahaffy(2)	74,800	44,865	119,665
Lota S. Zoth	69,800	44,865	114,665
(1)

Reflects the grant date fair value for option awards granted to our non-employee directors, as computed in accordance with the relevant accounting guidance, without consideration of forfeitures. Valuation assumptions are described in Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017. On July 12, 2016, Ms. Jorn received an option to purchase 16,500 shares of our common stock, while all other non-employee directors each received an option to purchase 15,000 shares of our common stock. The grant date fair value of this award, computed in accordance with the relevant accounting guidance, was $2.99 per share. The aggregate number of shares subject to outstanding stock options held by each non-employee director as of December 31, 2016 was as follows: Dr. Weber, 24,333 shares; Mr. Bock, 39,750 shares; Dr. Dixon, 21,000 shares; Mr. Dovey, 39,750 shares; Mr. Endicott, 30,313 shares; Dr. Honig, 38,500 shares; Ms. Jorn, 23,500 shares; Mr. Mahaffy, 39,750 shares; and Ms. Zoth, 35,500 shares.

(2)	Dr. Weber resigned from his position of Chairman of the Board of Directors in April 2016 and Mr. Mahaffy was appointed Chairman of the Board of Directors in April 2016.
(3)	Dr. Dixon resigned from the board of directors in January 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock at March 31, 2017 for:

•	each named executive officer;
•	each of our directors;
•	each person known to us to be the beneficial owner of more than 5% of our common stock; and
•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Orexigen Therapeutics, Inc., 3344 N. Torrey Pines Court, Suite 200, La Jolla, California 92037.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us by the stockholders, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 15,227,802 shares of common stock outstanding on March 31, 2017.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or other rights (as set forth above) held by that person that are exercisable as of March 31, 2017 or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Beneficial Ownership
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Greater than 5% stockholders
The Baupost Group, L.L.C. and its affiliates(1)	5,710,425	37.5%
10 St. James Avenue, Suite 1700
Boston, Massachusetts, 02116
BVF Partners L.P. and its affiliates(2)	1,521,257	9.9%
1 Sansome Street, 30th Floor
San Francisco, CA 94104
Domain Associates, LLC and its affiliates(3)	1,133,737	7.4%
One Palmer Square, Suite 515
Princeton, NJ 05842
James Tananbaum and his affiliates(4)	971,385	7.7%
c/o Foresite Capital Management
101 California Street, Suite 4100
San Francisco, California 94111
Non-Employee Directors
Louis C. Bock(5)	40,087	*
Brian H. Dovey(6)	1,191,215	7.8%
David J. Endicott(7)	27,813	*
Peter K. Honig, M.D.(8)	36,000	*
Patrick J. Mahaffy(9)	37,250	*
Deborah Jorn(10)	16,084	*
Lota S. Zoth(11)	33,000	*
Named Executive Officers
Michael A. Narachi(12)	648,665	4.1%
Thomas Cannell, D.V.M.(13)	50,471	*
Thomas Lynch(14)	20,551	*

All executive officers and directors as a group (12 persons)(15)	2,149,438	13.3%

(1)

Based upon a Schedule 13D/A filed with the SEC on July 12, 2016 jointly by The Baupost Group, L.L.C. (“Baupost”), SAK Corporation (“SAK”) and Seth A. Klarman (“Mr. Klarman”). Certain private investment limited partnerships advised by Baupost hold (i) warrants to purchase shares of common stock and (ii) $75,000,000 in aggregate principal amount of 0% senior secured convertible notes due 2020 convertible into shares of common stock.  Baupost is subject to a beneficial ownership cap that restricts exercise of the warrants and conversion of the notes if, after such exercise or conversion, they would beneficially own more than 37.5% of the number of shares of common stock then issued and outstanding. SAK is the Manager of Baupost. Mr. Klarman is the sole shareholder of SAK and a controlling person of Baupost. SAK and Mr. Klarman may be deemed to have beneficial ownership of the securities beneficially owned by Baupost.

(2)

Based solely upon a Schedule 13G filed with the SEC on July 19, 2016 jointly by BVF Partners L.P. (“Partners”), BVF Inc., Mark N. Lampert, Biotechnology Value Fund, L.P.  (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), BVF Partners OS Ltd. (“Partners OS” and together with Partners, BVF, BVF2 and Trading Fund OS, the “BVF Entities”). The BVF Entities hold (i) warrants to purchase shares of common stock, (ii) $30,000,000 in aggregate principal amount of 0% senior secured convertible notes due 2020 convertible into shares of common stock, and (iii)

$10,000,000 in aggregate principal amount of 2.75% convertible senior notes due 2020 convertible into shares of common stock. The BVF Entities are subject to a beneficial ownership cap that restricts exercise of the warrants or conversion of the notes if, after such exercise or conversion, they would beneficially own more than 9.99% of the number of shares of common stock then issued and outstanding.  Partners OS as the general partner of Trading Fund OS may be deemed to beneficially own the shares of common stock beneficially owned by Trading Fund OS. Partners, as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the shares of common stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and certain Partners-managed accounts (the “Partners Managed Accounts”). BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares of common stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares of common stock beneficially owned by BVF Inc. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Accounts.

(3)

Consists of (i) 354,382 shares of common stock beneficially owned by Domain Partners V, L.P., (ii) 8,396 shares of common stock beneficially owned by DP V Associates, L.P., (iii) 757,919 shares of common stock beneficially owned by Domain Partners VII, L.P., (iv) 12,944 shares of common stock beneficially owned by DP VII Associates, L.P. and (v) 196 shares of common stock beneficially owned by Domain Associates, LLC. With respect to the shares beneficially owned by Domain Partners V, L.P., DP V Associates, L.P., the managing members of One Palmer Square Associates V, L.L.C., the general partner of Domain Partners V, L.P. and DP V Associates, L.P., shares voting and investment power over such shares. With respect to the shares beneficially owned by Domain Partners VII, L.P. and DP VII Associates, L.P., the managing members of One Palmer Square Associates VII, L.L.C., the general partner of Domain Partners VII, L.P. and DP VII Associates, L.P., share voting and investment power over such shares. With respect to the shares beneficially owned by Domain Associates, LLC, the managing members of Domain Associates, LLC share voting and investment power over such shares. Mr. Dovey, one of our directors, is a managing member of One Palmer Square Associates V, L.L.C., One Palmer Square Associates VII, L.L.C, and Domain Associates, LLC.

(4)

Based solely upon a Schedule 13G/A filed with the SEC on February 14, 2017 by Foresite Capital Fund I, L.P. (“FCF I”), Foresite Capital Management I, LLC (“Foresite LLC I”), Foresite Capital Fund II, L.P. (“FCF II”), Foresite Capital Management II, LLC (“Foresite LLC II”), Foresite Capital Fund III, L.P. (“FCF III”), Foresite Capital Management III, LLC (Foresite LLC III”) and James Tananbaum (“Mr. Tananbaum”). Includes 174,373 shares of common stock directly owned by FCF I, 542,755 shares of common stock directly owned by FCF II, and 254,257 shares of common stock directly owned by FCF III. Mr. Tananbaum is the managing member of each of Foresite LLC I, which is the general partner of FCF I, Foresite LLC II, which is the general partner of FCF II, and Foresite LLC III, which is the general partner of FCF III. Mr. Tananbaum may be deemed to have sole voting and dispositive power over the shares of common stock included herein.

(5)

Consists of (i) 2,767 shares of common stock, (ii) 70 shares of common stock held by Mr. Bock’s spouse, and (iii) 37,250 shares of common stock subject to options exercisable by Mr. Bock within 60 days of March 31, 2017.

(6)

Consists of shares identified in footnote (2) and 37,250 shares of common stock subject to options exercisable within 60 days of March 31, 2017 by Mr. Dovey. Mr. Dovey is a managing member of One Palmer Square Associates V, L.L.C., One Palmer Square Associates VII, L.L.C, and Domain Associates, LLC. Mr. Dovey disclaims beneficial ownership over the shares identified in footnote (2) except to the extent of his pecuniary interest therein.

(7)	Consists of 27,813 shares of common stock subject to options exercisable by Mr. Endicott within 60 days of March 31, 2017.
(8)	Consists of 36,000 shares of common stock subject to options exercisable by Dr. Honig within 60 days of March 31, 2017.
(9)	Consists of 37,250 shares of common stock subject to options exercisable by Mr. Mahaffy within 60 days of March 31, 2017.
(10)	Consists of 16,084 shares of common stock subject to options exercisable by Ms. Jorn within 60 days of March 31, 2017.
(11)	Consists of 33,000 shares of common stock subject to options exercisable by Ms. Zoth within 60 days of March 31, 2017.
(12)	Consists of (i) 7,730 shares of common stock and (ii) 640,935 shares of common stock subject to options exercisable by Mr. Narachi within 60 days of March 31, 2017.
(13)	Consists of (i) 1,763 shares of common stock and (ii) 48,708 shares of common stock subject to options exercisable by Dr. Cannell within 60 days of March 31, 2017.
(14)	Consists of 20,551 shares of common stock subject to options exercisable by Mr. Lynch within 60 days of March 31, 2017.
(15)

Consists of (i) the shares referenced in Footnotes 5 through 14 above, (ii) 2,534 shares of common stock and 27,299 shares of common stock subject to options exercisable by Jason Keyes, our Senior Vice President and Chief Financial Officer, within 60 days of March 31, 2017, and (iii) 18,469 shares of common stock subject to options exercisable by Peter Flynn, our Senior Vice President and Head of Development, Regulatory Affairs and Safety, within 60 days of March 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationship and Related Transactions

We describe below transactions and series of similar transactions, since January 1, 2015, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our assets at year end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Convertible Note Financing

On March 15, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”), with various purchasers (collectively, the “Purchasers”) for the sale of $165,000,000 aggregate principal amount of the Company’s 0% Convertible Senior Secured Notes due 2020 (the “Notes”) and related warrants (“Warrants”) to purchase up to 22,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and 22,000 shares of preferred stock, par value $0.001 per share (together with the Notes, Warrants and Common Stock underlying the Notes and Warrants, the “Securities”) to qualified institutional buyers and accredited investors (the “Offering”). The Offering was led by funds managed by The Baupost Group, L.L.C. (collectively, “Baupost”), a holder of approximately 18.7% of the Company’s outstanding Common Stock, and closed on March 21, 2016. Baupost invested $75,000,000 in the Offering. We entered into an investor rights agreement (the “Investor Rights Agreement”) with Baupost and the other Purchasers in connection with the Offering. In connection with the Offering and pursuant to the Investor Rights Agreement, Baupost is entitled to designate two directors for so long as it and its affiliates hold at least 20% of the Company’s outstanding Common Stock and one director for so long as it and its affiliates hold at least 10% but less than 20% of the Company’s outstanding Common Stock and is entitled to have a representative serve as a non-voting board observer until the date Baupost or its affiliates have ownership of less than 10% of the Company’s outstanding Common Stock. We have agreed to increase the size of the Board, if necessary, at any time when Baupost appoints such directors.

Private Placement

On September 10, 2015, we entered into a Securities Purchase Agreement with funds managed by The Baupost Group, L.L.C., pursuant to which we sold, for an aggregate price of approximately $60.0 million, 2,000,000 shares of our common stock and warrants to purchase up to 500,000 additional shares of common stock at an exercise price of $6.00 per share.

Employment Agreements

We have entered into employment agreements with Michael A. Narachi, our President and Chief Executive Officer, Thomas Cannell, D.V.M, our Chief Operating Officer and President of Global Commercial Products, Peter Flynn, our SVP, Head of Development, Regulatory Affairs and Safety, Jason Keyes, our SVP, Chief Financial Officer, and Thomas Lynch, our EVP, General Counsel and Secretary. For further information regarding our employment agreements with our named executive officers, see above under the heading “— Employment Agreements and Severance Benefits.”

Separation and Consulting Agreements with Former Executive Officers

On June 25, 2015, we entered into a Separation and Consulting Agreement (the “Turner Separation Agreement”) with Heather D. Turner in connection with Ms. Turner’s resignation, effective June 25, 2015 (the “Turner Separation Date”), from her position as Senior Vice President, General Counsel and Secretary. The Turner Separation Agreement provided that Ms. Turner was paid all accrued salary and unused vacation earned through the Turner Separation Date and remained eligible for a pro-rated annual bonus for calendar year 2015. Ms. Turner also remained eligible for the Company’s current group health insurance benefits to the extent provided by federal or state laws and the Company’s current group health insurance policies. The Turner Separation Agreement also provided that the Company would retain Ms. Turner as a consultant pursuant to the terms of a separate consulting agreement, as described below. In addition, Ms.

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

On December 4, 2015, we entered into a Separation and Consulting Agreement (the “Hagan Separation Agreement”) with Mr. Hagan in connection with his resignation, effective as December 11, 2015 (the “Hagan Separation Date”). The Hagan Separation Agreement provided that Mr. Hagan was paid all accrued salary and unused vacation earned through the Hagan Separation Date and remained eligible for a pro-rated annual bonus for calendar year 2015. Mr. Hagan also remained eligible for the Company’s current group health insurance benefits to the extent provided by federal or state laws and the Company’s current group health insurance policies. The Hagan Separation Agreement also provided that the Company would retain Mr. Hagan as a consultant pursuant to the terms of a separate consulting agreement, as described below. In addition, Mr. Hagan’s outstanding stock options, to the extent that they were vested as of the Hagan Separation Date, remained exercisable until March 11, 2016, on which date they expired and ceased to be exercisable. Any unvested and unexercised stock options were forfeited and expired as of the Hagan Separation Date. Finally, Mr. Hagan generally and completely released the Company and its affiliates of and from any and all claims, liabilities and obligations that arise out of or are related to events, acts, conduct or omissions occurring prior to the Hagan Separation Date, and greed to customary non-disclosure, non-disparagement and cooperation provisions. On December 4, 2015, the Company also entered into a Consulting Agreement (the “Hagan Consulting Agreement”) with Mr. Hagan, effective as of December 12, 2015, pursuant to which Mr. Hagan would be engaged as a consultant to the Company. The Hagan Consulting Agreement will be effective until December 11, 2016, unless extended by mutual consent or earlier terminated by the Company or Mr. Hagan pursuant to the terms set forth therein. During the consulting term, Mr. Hagan will provide up to 20 hours of services per month to the Company upon request. In consideration for such services, Mr. Hagan will receive an hourly consulting fee, as well as reimbursement for reasonable expenses. In addition, Mr. Hagan has agreed to customary non-disclosure, non-solicitation and work product assignment provisions.

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

Independent Registered Public Accountants’ Fees

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2016 and 2015, by Ernst & Young LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2016	2015

Audit Fees (1)	$868,935	$533,712
Audit Related Fees (2)	91,000	—
Tax Fees (3)	65,250	105,000
All Other Fees (4)	1,995	1,895

	$1,027,180	$640,607

(1)

Audit Fees consist of fees billed for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, preparation of comfort letters associated with our follow-on public offerings and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit Related Fees consist of fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred during fiscal year 2015.

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

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2016 and 2015. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b) The following exhibits are filed as part of this report:

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.2	02/16/2007
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-8	333-175071	3.2	06/22/2011
3.3	Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.4	02/16/2007
3.4	Amendment to Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/03/2014
3.5	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock	8-K	001-33415	3.1	03/15/2016
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/11/2016
4.1	Form of Common Stock Certificate	S-1/A	333-139496	4.1	04/09/2007
4.1	Form of Warrant to Purchase Common Stock	8-K	001-33415	4.1	12/15/2011
4.2	Indenture dated as of December 6, 2013, by and between Orexigen Therapeutics, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-33415	4.1	12/09/2013
4.3	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.1	09/10/2015
4.4	Investor Rights Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc., Baupost, and the other investors party thereto	8-K	001-33415	10.2	03/15/2016
4.5	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/15/2016
4.6	Indenture, dated as of March 21, 2016, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020	8-K	001-33415	4.1	03/25/2016
4.7	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.4	03/15/2016
4.8	Supplemental Indenture, dated December 19, 2016, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	12/20/2016
4.9	Supplemental Indenture, dated February 16, 2017, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.2	02/17/17

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.10	Indenture, dated as of February 23, 2017, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee.	8-K	001-33415	4.1	02/24/2017
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-139496	10.1	02/16/2007
10.2*	Form of Executive Officer Employment Agreement	8-K	001-33415	10.2	01/28/2010
10.3*	2004 Stock Plan and forms of option agreements thereunder	S-1	333-139496	10.3	12/19/2006
10.4*	Amended and Restated 2007 Equity Incentive Award Plan and forms of stock option grant notice and stock option agreement thereunder	10-Q	001-33415	10.5	08/05/2016
10.5*	2013 Employee Stock Purchase Plan	S-8	333-189120	10.1	06/06/2013
10.6†	License Agreement dated June 27, 2003, by and between Orexigen Therapeutics, Inc. and Oregon Health & Science University	S-1	333-139496	10.7	12/19/2006
10.7†	Amendment to License Agreement dated November 1, 2003 by and between the Registrant and Oregon Health & Science University	S-1	333-139496	10.8	12/19/2006
10.8†	Letter Agreement Amendment to License Agreement dated December 6, 2006, by and between Orexigen Therapeutics, Inc. and Oregon Health & Science University.	S-1	333-139496	10.9	12/19/2006
10.9	Amendment No. 3 to License Agreement dated December 7, 2007 by and between the Orexigen Therapeutics, Inc. and Oregon Health & Science University	8-K	001-33415	10.1	12/14/2007
10.10	Amended and Restated Master Agreement for Pharmaceutical Development Services dated March 12, 2010 by and between Orexigen Therapeutics, Inc. and Patheon Pharmaceuticals, Inc.	10-K/A	001-33415	10.17	01/26/2015
10.11	Manufacturing Services Agreement dated March 12, 2010 by and among Orexigen Therapeutics, Inc., Patheon Pharmaceuticals, Inc. and Patheon Inc.	10-K/A	001-33415	10.18	01/26/2015
10.12†	Amendment No. 1 to Manufacturing Services Agreement dated November 1, 2013 by and between Orexigen Therapeutics, Inc., Patheon Pharmaceuticals, Inc. and Patheon Inc.	10-k/A	001-33415	10.36	01/26/2015
10.13	Amendment No. 2 to Manufacturing Services Agreement dated September 11, 2014 by and between Orexigen Therapeutics, Inc., Patheon Pharmaceuticals, Inc. and Patheon Inc.	10-K	001-33415	10.33	02/27/2015
10.14	Office Lease dated December 11, 2007 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	8-K	001-33415	10.2	12/14/2007
10.15	First Amendment to Lease dated September 23, 2008 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.1	11/07/2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Partial Lease Termination Agreement dated February 22, 2012 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.2	05/10/2012
10.17	Second Amendment to Lease dated February 15, 2013 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.1	05/09/2013
10.18	Third Amendment to Lease dated August 17, 2015 by and between Orexigen Therapeutics, Inc. and Mullrock 3 Torrey Pines, LLC	10-Q	001-33415	10.4	11/09/2015
10.19*	Key Executive Employee Retention Plan	8-K	001-33415	10.1	03/07/2011
10.20*	Form of Acknowledgment Orexigen Therapeutics, Inc. Recoupment Policy	8-K	001-33415	10.1	04/25/2014
10.21*	Form of Second Amended and Restated Employment Agreement by and between Orexigen Therapeutics, Inc. and Michael A. Narachi	8-K	001-33415	10.1	06/14/2011
10.22*	Amendment No. 1 to Second Amended and Restated Employment Agreement dated February 15, 2013 by and between Orexigen Therapeutics, Inc. and Michael A. Narachi	10-Q	001-33415	10.3	08/07/2013
10.23	Securities Purchase Agreement, dated September 10, 2015, by and between Orexigen Therapeutics, Inc. and Baupost Group Securities, LLC (including the Form of Warrant attached thereto as Exhibit B)	8-K	001-33415	10.1	09/10/2015
10.24	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/15/2016
10.25*	Form of Performance Stock Unit Award Agreement	10-Q	001-33415	10.10	05/05/2016
10.26	Separation Agreement dated as of March 15, 2016 by and between Orexigen Therapeutics, Inc. and Takeda Pharmaceutical Company Limited	10-Q	001-33415	10.9	05/05/2016
10.27	Security Agreement, dated as of March 21, 2016, by and among Orexigen Therapeutics, Inc., the guarantors party thereto from time to time, and U.S. Bank National Association, as collateral agent.	8-K	001-33415	10.1	03/25/2016
10.28*	Amendment No. 2 to Second Amended and Restated Employment Agreement dated February 4, 2016 by and between the Registrant and Michael A. Narachi	10-Q	001-33415	10.1	05/05/2016
10.29*	Amendment No. 2 to Amended and Restated Employment Agreement dated February 5, 2016 by and between the Registrant and Preston Klassen, M.D.	10-Q	001-33415	10.2	05/05/2016
10.30*	Employment Agreement dated March 30, 2015 by and between the Registrant and Thomas Cannell, D.V.M.	10-Q	001-33415	10.3	05/05/2016
10.31*	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Cannell	10-Q	001-33415	10.4	05/05/2016

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32*	Employment Agreement dated December 1, 2015 by and between the Registrant and Thomas Lynch	10-Q	001-33415	10.5	05/05/2016
10.33*	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between the Registrant and Thomas Lynch	10-Q	001-33415	10.6	05/05/2016
10.34*	Employment Agreement dated February 3, 2015 by and between Orexigen Therapeutics, Inc. and Jason Keyes	10-Q	001-33415	10.1	08/05/2016
10.35*	Amendment No. 1 to Employment Agreement dated February 2, 2016 by and between Orexigen Therapeutics, Inc. and Jason Keyes	10-Q	001-33415	10.2	08/05/2016
10.36*	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between Orexigen Therapeutics, Inc. and Thomas Cannell D.V.M.	10-Q	001-33415	10.3	08/05/2016
10.37*	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between Orexigen Therapeutics, Inc. and Jason Keyes	10-Q	001-33415	10.4	08/05/2016
21.1	Subsidiaries of Orexigen Therapeutics, Inc.	10-K	001-33415	21.1	02/26/2016
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-33415	23.1	03/30/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X
32.1#	Certification of Chief Executive officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.	10-K	001-33415	101	03/30/2017

 †      Confidential treatment has been granted for a portion of this exhibit.

*	Indicates management contract or compensatory plan or arrangement.

#      The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K/A pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

By:	/s/ Michael A. Narachi
Michael A Narachi
President and Chief Executive Officer

Dated: May 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Narachi Michael A. Narachi	President and Chief Executive Officer Director (Principal Executive Officer)	May 1, 2017

/s/ Jason Keyes Jason Keyes	SVP, Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2017

/s/ Brian H. Dovey	Director	May 1, 2017
Brian H. Dovey

/s/ David J. Endicott	Director	May 1, 2017
David J. Endicott

/s/ Peter K. Honig	Director	May 1, 2017
Peter K. Honig, M.D.

/s/ Deborah A. Jorn	Director	May 1, 2017
Deborah A. Jorn

/s/ Lota S. Zoth	Director	May 1, 2017
Lota S. Zoth