Form 10-Q
period 2017-03-31
Orexigen Therapeutics, Inc.
filed 2017-05-12
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

As of May 5, 2017, the registrant had 15,227,802 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$76,656	$92,494
Accounts receivable, net	6,277	1,102
Investment securities, available-for-sale	9,985	11,499
Restricted cash and investments	40,000	90,005
Inventory	20,663	23,193
Prepaid expenses and other current assets	4,938	6,168
Total current assets	158,519	224,461
Property and equipment, net	927	1,044
Intangible assets	74,077	76,061
Other long-term assets	2,672	2,835
Restricted cash	188	188
Total assets	$236,383	$304,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,640	$15,210
Accrued expenses	32,106	30,412
Contingent consideration	—	15,000
Deferred revenue, current portion	1,713	4,738
Total current liabilities	49,459	65,360
Long-term contingent consideration	8,200	6,800
Long-term convertible debt	24,701	64,279
Long-term convertible debt, at fair value	152,466	101,900
Deferred revenue, less current portion	6,069	5,863
Commitments and contingencies
Series Z preferred stock, $0.001 par value, 219,994 shares issued and outstanding at March 31, 2017 and December 31, 2016	3,343	3,343
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; 219,994 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at March 31, 2017 and December 31, 2016; 15,227,802 and 14,616,751 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	15	15
Additional paid-in capital	703,933	698,229
Accumulated other comprehensive income	2,495	4,011
Accumulated deficit	(714,298)	(645,211)
Total stockholders’ equity (deficit)	(7,855)	57,044
Total liabilities and stockholders’ equity (deficit)	$236,383	$304,589

See accompanying notes.

Note: The Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product sales	$19,041	$—
Collaborative agreement	104	2,391
Royalties	—	2,642
Total revenues	19,145	5,033
Cost of product sales	6,187	—
Operating expenses:
Research and development	8,173	11,801
Selling, general and administrative	55,247	16,551
Amortization expense of intangible assets	1,984	—
Change in fair value of contingent consideration	1,400	—
Total operating expenses	66,804	28,352
Loss from operations	(53,846)	(23,319)
Other income (expense):
Interest income	147	123
Interest expense	(1,173)	(1,936)
Change in fair value of financial instruments	(28,006)	—
Gain on extinguishment of debt	12,316	—
Foreign currency gain, net	1,475	2,784
Total other income (expense)	(15,241)	971
Net loss	$(69,087)	$(22,348)
Net loss per share - basic and diluted	$(4.67)	$(1.54)
Shares used in computing basic and diluted net loss per share	14,806	14,556

See accompanying notes.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(69,087)	$(22,348)
Other comprehensive gain (loss)
Foreign currency translation loss	(1,517)	(3,020)
Unrealized gain on investment securities, available for sale	1	38
Other comprehensive loss	(1,516)	(2,982)
Comprehensive loss	$(70,603)	$(25,330)

See accompanying notes.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(69,087)	$(22,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on investment securities, available-for-sale	20	65
Accretion of debt discount	639	1,116
Change in fair value of financial instruments	28,006	—
Gain from extinguishment of debt	(13,869)	—
Change in fair value of contingent consideration	1,400	—
Amortization of intangible assets	1,984	—
Depreciation	117	78
Stock-based compensation	2,991	2,792
Deferred revenue	(2,963)	(2,687)
Unrealized foreign currency gain	(1,420)	(2,398)
Other non-cash adjustments	14	18
Changes in operating assets and liabilities:
Accounts receivable, net	(5,160)	4,039
Inventory	2,433	(4,096)
Prepaid expenses and other current assets	1,337	(303)
Other assets	157	64
Accounts payable and accrued expenses	3,465	(1,890)
Deferred rent and lease incentives	—	(54)
Net cash used in operating activities	(49,936)	(25,604)
Investing activities
Purchases of investment securities, available-for-sale	—	(23,600)
Maturities of investment securities, available-for-sale	1,500	23,033
Restricted cash and investments	50,000	(165,000)
Purchase of Contrave - net	(3,414)	—
Prepaid purchase price - Contrave	—	(60,000)
Purchase of property and equipment	—	(228)
Net cash provided by (used) in investing activities	48,086	(225,795)
Financing activities
Payment for conversions of 2017 Exchange Notes	(1,074)	—
Contingent payment to Takeda	(12,900)	—
Proceeds from convertible debt issuance	—	120,000
Proceeds from issuance of warrants	—	41,000
Proceeds from issuance of Series Z Preferred	—	3,343
Proceeds from issuance of common stock	—	36
Net cash provided by (used in) financing activities	(13,974)	164,379
Effect of exchange rate changes on cash	(14)	(435)
Net decrease in cash and cash equivalents	(15,838)	(87,455)
Cash and cash equivalents at beginning of period	92,494	155,422
Cash and cash equivalents at end of period	$76,656	$67,967
Supplemental disclosure of non-cash financing information:
Conversions of 2017 Exchange Notes	$3,794	$—

See accompanying notes.

OREXIGEN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Orexigen Therapeutics, Inc., or the Company, a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of pharmaceutical product candidates for the treatment of obesity. The Company was incorporated in September 2002 and commenced operations in 2003. The Company operates in one segment.

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave®, in the United States. Contrave was launched commercially in the United States by the Company’s former partner, Takeda Pharmaceutical Company Limited, or Takeda, in October 2014. In August 2016, the collaboration agreement between the Company and Takeda was terminated and the Company is now solely responsible for developing and commercializing Contrave within the United States and the rest of the world. The Company has experienced losses since its inception, and as of March 31, 2017, had an accumulated deficit of $714.3 million. The Company expects to continue to incur losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company follows the provisions of FASB Accounting Standard Codification (ASC) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued.

The Company has a board approved plan which projects that the Company’s existing working capital can fund its operations for one year after the financial statements are issued. This plan is based on management’s best estimate and assumptions for U.S. sales of Contrave, for which the Company reacquired the rights to sell in August 2016, and sales of Contrave or Mysimba outside the U.S. for which there is limited history or no history. Due to the inherent uncertainty in achieving the forecasted global revenues in the plan, the Company has identified certain forecasted expenses that can be reduced during the second half of 2017 and through May 2018 if revenues are less than forecasted or if the Company is not able to raise additional equity or debt financing during the interim period.

The identified cost cutting actions could include a reduction of certain discretionary sales, general and administrative expenses. Management has evaluated that, if required, the cost cutting measures described above could be effectively implemented during the second half of 2017 and through May 2018, and that when implemented, would allow the Company to reduce its working capital requirements. Thus, management has concluded that there is not substantial doubt that the Company can meet its obligations as they become due within one year after the financial statements are issued.

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

The balance sheet as of December 31, 2016 has been derived from the audited financial statements as of December 31, 2016 but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For more complete financial information, the accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective August 1, 2016, the Company reacquired the commercial rights of Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies, hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of March 31, 2017, the Company had a deferred revenue balance of $1.2 million related to Contrave net product sales.

Upon recognition of revenue from product sales of Contrave in the U.S., the Company records certain sales reserves and allowances as a reduction to gross revenue.  These reserves and allowances include:

Rebates:

The Company records provisions for commercial managed care contract rebates and U.S. Medicaid at the time revenue is recognized based upon our estimated rebate claims attributable to a sale. For commercial managed care contract rebates, the Company considers current contract terms, such as changes in formulary status and agreed to discount rates, along with historical utilization rates. Orexigen also considers outstanding rebate claims, rebate payments, forecasted sales, and levels of inventory in the distribution channel and adjusts estimates each period to reflect actual experience. There can be a significant time lag between recording estimates and actual payments. U.S Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.

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

Inventory

Inventories are stated at the lower of cost (using a first-in, first-out basis) and net realizable value. Inventory costs including raw materials, work in process and finished goods that may be associated with its products prior to regulatory approval are charged to research and development expense prior to such approval on a country-specific basis.

Fair Value Option

The Company has elected the fair value option to account for convertible debt instruments that were issued during both the year ended December 31, 2016 and the quarter ended March 31, 2017 and records this convertible debt at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible debt were recognized in earnings as incurred and not deferred.

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

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no indicators of impairment during the period ended March 31, 2017.

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

Restricted Cash and Investments

All cash and investments that are legally restricted from use are recorded in restricted cash and investments on the balance sheet. The convertible senior secured notes due 2020 issued in March 2016 (See Note 11) require the Company to maintain a minimum account balance which is considered to be restricted cash and investments. The required restricted cash and investment amount is $40.0 million until June 21, 2017.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of performing a preliminary assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and is considering all items outlined in the standard. In assessing the impact, the Company will identify all revenue generating activities, map those activities to deliverables and map those deliverables to the standard. The Company will be assessing what impact the change in standard will have on those deliverables. Based on the Company’s preliminary assessment to date, the Company expects that the new standard will impact the estimation of sales allowances for the Company’s U.S. product revenues and the timing of revenue recognition which could be earlier than that what the Company is currently recognizing U.S. product revenue. And the new standard is expected to have a material impact on the Company’s financial statement disclosures. The Company will continue to evaluate the impact of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company plans to adopt the new standard beginning January 2018 using the modified retrospective method.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, or ASU 2016-09. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its consolidated financial statements. Under ASU 2016-09, previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017. As a result of adoption of ASU 2016-09, we recorded approximately $4.6 million of additional deferred tax assets, which are fully offset by a valuation allowance.  The Company elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using LIFO or the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance prospectively for the fiscal year beginning January 1, 2017. The Company previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The adoption of the guidance did not have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and early application is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

3. Net Loss per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method or the if-converted method.

For purposes of this calculation, options, warrants and shares underlying convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(69,087)	$(22,348)

Denominator:
Weighted average common shares outstanding	14,806	14,556
Net loss per share — basic and diluted	$(4.67)	$(1.54)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Shares underlying 2013 convertible senior notes	370	1,405
Shares underlying 2016 convertible senior notes	22,000	—
Shares underlying 2017 exchange notes	2,829	—
Common stock warrants outstanding	22,500	500
Common stock options and PSU's outstanding	4,379	2,330
	52,078	4,235

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, including debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Investment securities, available-for-sale, consisted of the following (in thousands):

March 31, 2017

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$50,005	$-	$(20)	$49,985
Total investment securities		$50,005	$—	$(20)	$49,985

December 31, 2016

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$100,026	$—	$(21)	$100,005
Corporate debt securities	Less than 1	1,498	1	—	$1,499
Total investment securities		$101,524	$1	$(21)	$101,504

$40.0 million and $90.0 million of the investments at March 31, 2017 and December 31, 2016, respectively, are restricted investments as described in Note 2. Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2017 and 2016.

5. Contrave Acquisition

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”), which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda (see Note 12). The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. On August 1, 2016, the transition period under the Separation Agreement between the Company and Takeda terminated and the Company reacquired all commercial rights to Contrave in the United States. The Company made an initial payment of $60.0 million (the “Initial Payment”) to Takeda in March 2016 and paid an additional $15.0 million to Takeda in January 2017 (the “January 2017 Payment”). The source of funds for the Initial Payment and the January 2017 Payment was from the Company’s cash on hand.

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

The remaining estimated amortization expense related to the intangible assets recorded in connection with the Contrave acquisition for 2017 through 2021 and thereafter is as follows (in thousands):

2017	5,953
2018	7,938
2019	7,938
2020	7,938
2021	7,938
Thereafter	36,372
$74,077

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Contrave had occurred on January 1, 2015 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$19,145	$13,188
Net loss	(69,087)	(62,510)
Net loss per share - basic and diluted	$(4.67)	$(4.29)

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2016 include the amortization of the intangible assets, reversal of collaborative and royalty revenue and the elimination of existing Contrave deferred revenue.

6. Fair Value Measurements

The fair values of the Company’s financial instruments are estimated and classified using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets and its Exchange Notes (see Note 11) as a Level 2 liability.  Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$70,251	$70,251	$—	$—
U.S. Treasury securities	49,985	—	49,985	—
Total assets measured at fair value	$120,236	$70,251	$49,985	$—
Liabilities:
Contingent consideration - long-term	$8,200	$—	$—	$8,200
Convertible debt - 2017 Exchange Notes	21,866	—	21,866	—
Convertible debt - 2016 Notes	130,600	—	—	130,600
Total liabilities measured at fair value	$160,666	$—	$21,866	$138,800

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$65,081	$65,081	$—	$—
U.S. Treasury securities	100,005	—	100,005	—
Corporate debt securities	1,499		1,499
Total assets measured at fair value	$166,585	$65,081	$101,504	$—

Liabilities:
Contingent consideration - current	$15,000	$—	$—	$15,000
Contingent consideration - long-term	6,800			6,800
Convertible debt	101,900	—	—	101,900
Total liabilities measured at fair value	$123,700	$—	$—	$123,700

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

The fair value of the Company’s Exchange Notes is estimated using Level 2 inputs by reference to prices observed for recent trading activity in the Exchange Notes, adjusted for observable changes in the yield curve index of similar credit-quality borrowers, between the date of the observed price and the measurement date.

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

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2017 (in thousands):

Contingent Consideration—December 31, 2016	$21,800
Payment to Takeda	$(15,000)
Change in fair value of contingent consideration (recognized in earnings)	1,400
Contingent Consideration at fair value – March 31, 2017	$8,200

Convertible Debt—December 31, 2016	$101,900
Change in fair value of convertible debt (recognized in earnings)	28,700
Convertible debt at fair value – March 31, 2017	$130,600

In March 2016, the Company issued $165.0 million in aggregate principal amount of 0.0% convertible 2016 Notes, which included the principal amount of the convertible note, a conversion feature, warrant coverage, and preferred shares.

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

A Black-Scholes option pricing model is also utilized to measure the fair value of the warrant coverage component of the 2016 Note offering. The Black-Scholes option-pricing model utilizes the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. Assumptions used in the estimates represent what market participants would use in pricing the component, including volatilities and risk-free rates, which are defined as Level 2 observable inputs. The estimated volatilities and the risk-free rates are incorporated into the Black-Scholes option pricing models for the warrants by scenario and are weighted based on the probability of each scenario occurring. Scenarios and probabilities are based on Company management estimates and are incorporated into the determination of the fair value of the warrant coverage.

The fair values of the principal amount of the 2016 Note, the conversion feature of the convertible note and the warrant coverage are impacted by certain unobservable inputs, most significantly with regards to the discount rates, probabilities of certain scenarios occurring, expected volatility, share price performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

As part of the Separation Agreement between the Company and Takeda, the Company recorded a current contingent consideration liability and a long-term contingent consideration liability that have been classified as Level 3 inputs in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments due to Takeda based on: (i) Orexigen achieving annual net sales targets in certain years and (ii) Takeda performing certain obligations, as outlined in the Separation Agreement. The initial fair value of the long-term portion of the contingent consideration based on net sales was estimated through the use of a Monte Carlo simulation model. The Monte Carlo simulation model utilized the following assumptions: (i) expected term; (ii) risk-adjusted net sales; (iii) risk-free interest rate; and (iv) expected volatility. The initial fair value of the current portion of the contingent consideration based on Takeda performing certain obligations was estimated using a probability weighted approach. The probability was applied to the contingent consideration based on Takeda performing certain obligations and discounted to present value.  The fair value of the Company’s contingent consideration liability is revalued to fair value each period and any increase or decrease is recorded into earnings. The fair value of the contingent consideration was impacted by certain unobservable inputs, most significantly with regards to the discount rates, probability of scenario occurrence, expected volatility, historical and projected net sales performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement. The potential contingent consideration payments required upon achievement of sales-based milestones related to the Company’s acquisition of Contrave range from zero if none of the milestones are achieved to a maximum of $110.0 million (undiscounted)(see Note 5).

7. Inventory

Inventory consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$8,258	$6,678
Work in process	881	1,036
Finished goods	11,524	15,479
	$20,663	$23,193

8. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	March 31, 2017	December 31, 2016
Furniture and fixtures	5	$1,209	$1,209
Computer equipment and software	3 to 5	1,157	1,157
Leasehold improvements	5	644	644
Manufacturing equipment	5	664	664
		3,674	3,674
Less accumulated depreciation and amortization		(2,747)	(2,630)
		$927	$1,044

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Product sales reserves and allowances	$17,830	$9,998
Accrued compensation related expenses	3,597	7,169
Inventory received, not invoiced	494	5,398
Accrued income taxes	131	133
Accrued marketing and market research expenses	6,667	5,201
Accrued research and development expenses	1,074	864
Accrued interest on convertible notes	669	184
Accrued legal and professional expenses	1,328	984
Other accrued expenses	316	481
	$32,106	$30,412

10. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 31, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$157	$—
Selling, general and administrative	2,240	1,822
Research and development	594	970
	$2,991	$2,792

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended March 31,
	2017	2016
Expected life (in years)	5.9	5.8
Expected volatility	79.9%	94.7%
Risk-free interest rate	2.1%	1.5%
Expected dividend yield	—	—

11. Convertible Debt

0% Convertible Senior Secured Notes due 2020 – 2016 Notes

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

Due to the complexity and number of embedded features within the convertible note and as permitted under accounting guidance, the Company elected to account for the convertible notes and all the embedded features, collectively, the hybrid instrument, under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the convertible notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of selling, general and administrative expense for the year ended December 31, 2016.   On March 31, 2017, the aggregate fair value of the 2016 Notes was estimated at approximately $130.6 million.

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

2.75% Convertible Senior Notes due 2020 – 2013 Notes

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

The 2013 Notes will mature on December 1, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding September 1, 2020, holders may convert all or a portion of their 2013 Notes only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after September 1, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert all or a portion of their 2013 Notes at any time, regardless of the foregoing circumstances. Holders of the Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain events.

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

The Company accounts separately for the liability and equity components of the 2013 Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. Because the Company has no outstanding non-convertible public debt, the Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the 2013 Notes without the conversion option. The Company estimated the implied interest rate of its 2013 Notes to be 8.69%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2013 Notes, which resulted in a fair value of the liability component of $79.7 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million in aggregate principal amount. The $31.3 million difference between the cash proceeds and the estimated fair value of the liability component was recorded in additional paid-in capital as the 2013 Notes were not considered redeemable.  The estimated fair value of the 2013 Notes, considering level 2 inputs, approximates their carrying value based upon the borrowing terms and conditions currently available to the Company.

In December 2016, the Company purchased approximately $35.0 million in face value of the outstanding 2013 Notes for approximately $10 million.  As a result of the note repurchase, the Company recorded a gain on extinguishment of debt of approximately $18.3 million during the year ended December 31, 2016, determined as the difference between the purchase price and the net carrying value of the 2013 Notes that were purchased.  No portion of the purchase price was ascribed to the equity component of the 2013 Notes as the purchase price was equal to the then fair value of the liability component of the 2013 Notes. In February

2017, the Company exchanged approximately $49.6 million in aggregate principal amount of the 2013 Notes for an equal principal amount of Exchange Notes.

A summary of the liability and equity components of the 2013 Notes is as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Principal amount of senior convertible notes outstanding	$30,303	$79,903
Unamortized discount of liability component	(5,549)	(15,477)
Unamortized debt issuance costs	(53)	(147)
Long term convertible debt	$24,701	$64,279
Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	3.8 years	4.0 years

2.75% Convertible Exchange Senior Notes due 2020  - Exchange Notes

In February 2017, the Company entered into an indenture, dated as of February 23, 2017 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee, governing the Company’s new 2.75% Convertible Exchange Senior Notes due 2020 (the “Exchange Notes”). Approximately $49.6 million in aggregate principal amount of the 2013 Notes were exchanged for an equal principal amount of Exchange Notes.

The Exchange Notes will be the Company’s senior, unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Exchange Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2013 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness (including the Company’s existing 0% Convertible Senior Secured Notes due 2020, or the Secured Notes) to the extent of the value of the assets securing such indebtedness; and will be structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Exchange Notes bear interest at a fixed rate of 2.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. Interest on the Exchange Notes accrues from December 1, 2016. The Exchange Notes will mature on December 1, 2020, unless earlier repurchased, redeemed or converted.

The Exchange Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date, at the option of the holders, into (i) shares of the Company’s common stock, or the Common Stock, plus (ii) a cash payment equal to $150 for each $1,000 principal amount of Exchange Notes converted (the “Additional Conversion Payment”), subject to certain adjustments. For conversions prior to September 1, 2018 and prior to the Company’s election to exercise its Mandatory Conversion Right (as hereinafter defined), the Company will make an interest make-whole payment to a converting holder for each $1,000 principal amount of Exchange Notes being converted, or the Interest Make-Whole Payment. The Company may pay any Interest Make-Whole Payment either in cash or in shares of Common Stock, at the Company’s election. If the Company elects to pay any Interest Make-Whole Payment in cash it will pay cash in an amount equal to the Interest Make-Whole Payment. If Company elects, or is deemed to have elected, to pay any Interest Make-Whole Payment by delivering shares of Common Stock, the number of shares of Common Stock a converting holder of Exchange Notes will receive for each $1,000 principal amount of Exchange Notes will be the number of shares equal to the amount of the Interest Make-Whole Payment to be paid to such holder, divided by the product of (x) 98% and (y) the simple average of the daily volume-weighted average price of the Common Stock for the five trading days ending on and including the trading day immediately preceding the conversion date. Subject to compliance with certain conditions, the Company has the right, or the Mandatory Conversion Right, to, at its option, mandatorily convert all of the Exchange Notes if the daily volume-weighted average price of the Common Stock is equal to or greater than 60.0% of the applicable conversion price of the Exchange Notes for at least 20 Daily VWAP Trading Days (as defined in the indenture governing the Exchange Notes) (whether or not consecutive) during any 30 consecutive Daily VWAP Trading Day period (including the last trading day of such period).

The conversion rate for the Exchange Note is initially approximately 66.6667 shares of Common Stock per $1,000 principal amount of Exchange Notes (equivalent to an initial conversion price of $15.00 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events.

The Company may redeem for cash all or any portion of the Exchange Notes, at its option, on or after December 1, 2019 at a redemption price equal to 100% of the principal amount of the Exchange Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a fundamental change (as defined in the indenture governing the Exchange Notes), subject to certain exceptions, the holders of the Exchange Notes may require that the Company repurchase some or all of their Exchange Notes for cash at a repurchase price equal to 100% of the principal amount of the Exchange Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Exchange Notes contain customary events of default, which may result in the acceleration of the maturity of the Exchange Notes.

The exchange of approximately $49.6 million in aggregate principal amount of the 2013 Notes for an equal principal amount of Exchange Notes, with an initial fair value of $26.4 million, was recognized as an extinguishment of the 2013 Notes.  As a result of the exchange, the Company recorded a net gain on extinguishment of debt of approximately $12.3 million during the three months ended March 31, 2017, determined as the difference between the initial fair value of the Exchange Notes given in exchange for 2013 Notes with a net carrying value of approximately $40.2 million, net of transaction costs.  No portion of the exchange consideration was ascribed to the equity component of the 2013 Notes, as the exchange consideration was equal to the then fair value of the liability component of the 2013 Notes.

Due to the complexity and number of embedded features within the Exchange Notes and as permitted under accounting guidance, the Company elected to account for the Exchange Notes and all the embedded features, collectively, the hybrid instrument, under the fair value option. The Company recognizes the Exchange Notes at fair value with changes in fair value recognized in the consolidated statements of operations. Approximately $1.5 million in direct costs and fees incurred to issue the Exchange Notes were recognized in earnings as incurred and are presented net of the gain on extinguishment of debt. On the closing of the exchange transaction, February 23, 2017, the aggregate fair value of the Exchange Notes was estimated at approximately $26.4 million.  On March 31, 2017, the aggregate fair value of the Exchange Notes was estimated at approximately $21.9 million.

In March 2017, holders of the Exchange Notes converted notes with an aggregate principal balance of $7.2 million into 611,051 shares of the Company’s common stock, including 133,851 shares of common stock issued for the Interest Make-Whole Payment, and $1.1 million representing the aggregate Additional Conversion Payment made to the note holders.

12. Technology, License and Distribution Agreements

Takeda Pharmaceutical Company Limited

In September 2010, the Company entered into a collaboration agreement with Takeda to develop and commercialize Contrave (formerly referred to as NB32) in the United States, Canada and Mexico. Effective September 2013, the Company and Takeda entered into an amendment to the collaboration agreement pursuant to which Takeda assumed from the Company the responsibility to package Contrave for commercial sale in the United States, Canada and Mexico. Under the terms of the original collaboration agreement, the Company received from Takeda a nonrefundable upfront cash payment of $50.0 million and additional payments totaling $100.0 million that were achieved between the execution of the collaboration agreement and the first commercial sale of Contrave in the United States. The Company was eligible to receive additional payments of over $1.0 billion upon achieving certain anniversary, regulatory/development and sales-based milestones. The Company was also eligible to receive tiered royalty payments ranging from a minimum of 20% to a maximum of 35%, subject to customary reductions, on increasing levels of net sales in the United States.

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

In March 2016, the Company entered into a separation agreement with Takeda (the “Separation Agreement”)(see Note 5), which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda. The termination was effective on August 1, 2016. The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. In connection with the Separation Agreement, the Company made a $60.0 million payment for the acquisition of the Contrave business and paid an additional $15.0 million in January 2017. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million $400 million and $600 million, respectively, in any year following the end of the transition period. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The acquisition date was August 1, 2016. As a result of the Separation Agreement and the settlement of a pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the existing Contrave deferred revenue in 2016.

Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Kwang Dong Pharmaceutical Company, Ltd. (“Kwang Dong”), entered into a distributorship agreement for South Korea for Contrave. In May 2016, Kwang Dong obtained regulatory approval for Contrave in South Korea and began marketing Contrave in June 2016. For the three months ended March 31, 2017, the Company recorded net product sales of approximately $3.3 million of Contrave to Kwang Dong.

Laboratorios Farmacéuticos Rovi, S.A.

In August 2016, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Laboratorios Farmacéuticos Rovi, S.A., or Rovi, entered into a commercialization and distributorship agreement for Mysimba in Spain. Under the terms of the agreement, Rovi will be responsible for all commercialization activity and expenses. Orexigen will supply Mysimba tablets to ROVI for an upfront payment, a transfer price, and various potential commercial milestone payments. Rovi began marketing Mysimba in January 2017. For the three months ended March 31, 2017, the Company recorded net product sales of approximately $445,000 of Mysimba to Rovi.

Valeant Pharmaceuticals International, Inc.

In March 2016, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., and Valeant Pharmaceuticals International, Inc., or Valeant, entered into a commercialization and distributorship agreement for Mysimba in Central and Eastern Europe. Under the terms of the agreement, Valeant will be responsible for commercialization activities in 19 Central and Eastern European countries and for obtaining regulatory approvals in the non-EU countries. Orexigen will retain regulatory affairs responsibilities in EU countries. Orexigen will supply Mysimba tablets to Valeant at an agreed transfer price. For the three months ended March 31, 2017, the Company recorded net product sales of approximately $500,000 of Mysimba to Valeant.

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

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of the officers and current and former members of the board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit seeks, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and the Company’s shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, the Company and the individual defendants filed a motion to dismiss the amended complaint. On March 31, 2017, the Court granted the motion to dismiss, dismissing the breach of fiduciary duty claim with prejudice but granting plaintiff twenty-one days leave to amend the breach of contract claim.  On April 21, 2017, plaintiffs and defendants stipulated to dismissal with prejudice of the breach of contract claim.  On April 24, 2017, the court entered judgment dismissing the entire action with prejudice.

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al ., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  The appeal has been fully briefed. No hearing date has been set. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants filed a motion to dismiss on March 27, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously. The Company is unable to estimate possible losses or ranges of losses that may result from this lawsuit and has not accrued any amounts in connection with this suit.

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

These statements include but are not limited to statements regarding: the potential for Contrave ® /Mysimba™ to achieve commercial success globally; the potential to obtain marketing authorizations outside the United States, the EU and South Korea or commercialization partner(s) for Contrave; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the ability to obtain partnerships and marketing authorizations globally; competition in the global obesity market, particularly from existing therapies; our ability to successfully commercialize Contrave in the United States; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential that of the data/results from past clinical trials may not be predictive of results from future clinical trials; the therapeutic and commercial value of Contrave and Mysimba; our ability to maintain sufficient capital to fund our operations for the foreseeable future; estimates of the capacity of manufacturing and other facilities to support Contrave; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

Background.

We are a biopharmaceutical company focused on the treatment of obesity. Our sole product, Contrave, is approved in the United States by the U.S. Food and Drug Administration, or FDA, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m 2 or greater (obese), or 27 kg/m 2 or greater (overweight) in the presence of at least one weight-related comorbid condition. Contrave is a combination of generic drug components, each of which has already received regulatory approval for other indications and been commercialized in the United States and in a majority of the member countries of the European Union, the EU.

In September 2014, the FDA notified us that it had approved our NDA for Contrave extended-release. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients, a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, and a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. As of August 2016, all of Takeda’s previous rights and obligations under the collaboration agreement were transitioned to us and we are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

In March 2015, the European Commission granted centralized marketing authorization for Contrave (under the name Mysimba™) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients ( > 18 years) with an initial Body Mass Index of > 30 kg/m 2 (obese), or > 27 kg/m 2 to < 30 kg/m 2 (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization applies to all 28 EU member states, as well as Norway, Iceland and Lichtenstein.

In May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, obtained regulatory approval and, in June 2016, commercially launched Contrave in South Korea. In addition, Contrave/Mysimba was also recently commercially launched in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia by our partner, Valeant Pharmaceuticals, or Valeant, and in Spain by our partner, Laboratorios Farmacéuticos Rovi, S.A., or Rovi.   We are currently advancing plans for the commercial launch of Contrave/Mysimba in certain other markets in Central and Eastern Europe, and Turkey with Valeant, in Italy with our partner Bruno Famaceutici, S.p.A., or Bruno, in the United Kingdom and Ireland with our partner Consilient Health Ltd, or Consilient, and in Denmark, Finland, Norway, Sweden and Iceland with our partner Navamedic ASA, or Navamedic.

We have also partnered with Valeant in Australia, New Zealand and Canada and with Biologix FZCO, or Biologix, in ten countries in the Middle East (Saudi Arabia, the United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq and Iran) and are working with both companies to obtain regulatory approval of Contrave in these regions. In parallel, we are continuing partnering discussions for the rights to Contrave/Mysimba in other markets in the EU and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States. Together, the Central and Eastern European countries, Turkey, Italy, Australia, New Zealand, Canada, South Korea, Spain, the United Kingdom and Ireland, are referred to in this Annual Report as the Partnered Regions.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In connection with terminating our collaboration agreement with Takeda, our organizational activities have been updated and expanded to include the build out of a sales and marketing team and related quality, regulatory, safety and compliance teams for the takeover of commercial sales of Contrave in the United States that occurred in August 2016.  We have incurred significant net losses since our inception. As of March 31, 2017, we had an accumulated deficit of $714.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and selling, general and administrative expenses. We expect to continue to incur losses for the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $19.1 million in revenue for the three months ended March 31, 2017, resulting primarily from the sales of Contrave directly by the Company in the U.S. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States. For the three months ended March 31, 2017, we recorded net sales of $14.8 million of Contrave in the U.S.

For the three months ended March 31, 2017, we recorded net product sales of approximately $3.3 million of Contrave to our commercialization partner, Kwang Dong, in South Korea. We recorded net product sales of approximately $500,000 to our commercialization partner, Valeant, in Central and Eastern Europe for the three months ended March 31, 2017. We also recorded net product sales of approximately $445,000 to our commercialization partner, Rovi, in Spain for the three months ended March 31, 2017.

Other than net product sales to Kwang Dong, Valeant, Rovi and other international partners, our ability to generate revenue in the near term will depend solely on the success of our sales of Contrave in the United States. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, our ability to continue to market and sell Contrave, and coverage and reimbursement by third-party payors.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2017 and 2016. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs of external service providers:
Obesity	$3,596	$7,631
Other	782	320
Subtotal	4,378	7,951
Internal costs	3,201	2,880
Stock-based compensation	594	970
Total research and development expenses	$8,173	$11,801

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the EMA. Future development expenses will depend on the conduct of the randomized, double-blind, placebo-controlled cardiovascular outcomes clinical trial, or CVOT, and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Other Income (Expense) consists principally of interest expense incurred on the 2013 Notes and 2017 Exchange Notes, offset by our change in the fair value of our financial instruments on our 2016 convertible debt, gain on extinguishment of 2013 Notes, income earned on marketable securities and foreign currency gains and losses. A portion of our business is conducted outside of the U.S. through our Irish foreign subsidiary. The foreign subsidiary keeps its accounting records in its functional currency, the Euro.

Income Taxes

At December 31, 2016, we had federal, state and foreign net operating loss carryforwards of approximately $445.4 million, $417.4 million and $39.0 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2027, unless previously utilized. At December 31, 2016, we have federal and state research and development tax credit carryforwards of $21.8 million and $7.0 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized. The state research and development tax credits and foreign net operating losses carry forward indefinitely. The California net operating loss carryforwards are scheduled to begin to expire in 2017.

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

There were no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Results of Operations

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016

Revenues. Revenues for the three months ended March 31, 2017 and 2016 were $19.1 million and $5.0 million, respectively, and primarily represent revenues recognized for the net sales of Contrave. The increase of 14.1 million was due primarily to increased net product sales of approximately $19.0 million of Contrave recorded by the Company in three months ended March 31, 2017. As a result of the separation agreement with Takeda, the Company no longer receives royalties and milestone revenues in 2017 as compared to 2016.

Cost of Sales. Cost of sales was approximately $6.2 million for the three months ended March 31, 2017. There were no product sales for the three months ended March 31, 2016, and therefore, no cost of sales in the same period of 2016.

Research and Development Expenses. Research and development expenses decreased to $8.2 million for the three months ended March 31, 2017 as compared to $11.8 million for the comparable period during 2016. This decrease of approximately $3.6 million was due primarily to a decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities of $4.1 million and a decrease in stock-based compensation of $376,000.  These decreases were partially offset by increases in regulatory filings expenses of $645,000.

Selling, General and Administrative Expenses. Sales, general and administrative expenses increased to $55.2 million for the three months ended March 31, 2017 from $16.6 million for the comparable period during 2016. Specifically, sales and marketing costs were $46.0 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively. General and administrative costs were $9.3 million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively. This overall SG&A increase of approximately $38.6 million was due primarily to an increase in sales and marketing department costs of $41.8 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $24.0 million advertising expenses, an increase of $8.6 million in contract sales expenses and an increase in salaries and personnel related costs of $4.6 million. These increases were partially offset by a decrease in general and administrative costs, primarily due to a decrease in legal fees of $4.1 million.

Amortization Expense of Intangible Assets.  The Company acquired developed technology and tradenames in connection with its acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $2.0 million for the three months ended March 31, 2017.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $1.4 million for the three months ended March 31, 2017 and is due to the increased probabilities of the achievement of the contingencies and the passage of time under net present value.

Interest Income.  Interest income increased to $147,000 for the three months ended March 31, 2017 from $123,000 in 2016. This increase of approximately $24,000 was primarily due to an increase in average investment balances and higher interest rates as compared to 2016.

Interest Expense.  Interest expense decreased to $1.2 million for the three months ended March 31, 2017 from $1.9 million in 2016, primarily due to the extinguishment of debt in December 2016.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was $28.0 million for the three months ended March 31, 2017 reflecting the change in fair value of the convertible debt issued in March 2016 and the change in the fair value of the 2017 Exchange Notes from February 2017 to March 2017.

Gain on Extinguishment of Debt.  In February 2017, the Company exchanged approximately $49.6 million in aggregate of principal amount of 2013 Notes for 2017 Exchange Notes.  As a result of the note exchange, the Company recorded a gain on extinguishment of debt of approximately $12.3 million during the three months ended March 31, 2017.

Foreign Currency Gain (Loss), net.  Foreign currency gain, net decreased to $1.5 million for the three months ended March 31, 2017 from $2.8 million for the same period in 2016. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through March 31, 2017, we received net proceeds of approximately $798.3 million from the issuance of equity and convertible debt securities as follows:

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

As of March 31, 2017, we had $76.7 million in cash and cash equivalents, $10.0 million in investment securities, available-for-sale and restricted cash and investments of $40.0 million. As of March 31, 2017, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. The Company had $40.0 million in restricted cash and investments as of March 31, 2017 as required by our 2016 financing agreements. The required restricted cash and investments amounts are $40.0 million until June 21, 2017.

Net cash used in operating activities was $49.9 million and $25.6 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities was primarily a result of sales and marketing expenses, external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees.

Net cash provided by investing activities was $48.1 million for the three months ended March 31, 2017 and the net cash used in investing activities was $225.8 million for the same period in 2016. In 2017, these amounts are primarily the result of the maturities of investment securities. In 2016, restricted cash and investments increased by $165.0 million as required by the issuance of the 2016 Notes. In 2016, we made a $60.0 million payment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $14.0 million for the three months ended March 31, 2017 and the net cash provided by financing activities was $164.4 million for the three months ended March 31, 2016. In the first quarter of 2017, the Company paid $15.0 million to Takeda in accordance with the Separation Agreement. In the first quarter of 2016, we received approximately $164.3 million net proceeds from the issuance of convertible debt, warrants and preferred stock.

We cannot be certain what extent we will receive cash inflows from the commercialization of our product candidates beyond the net product sales related to Contrave.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, we issued 7,632 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at March 31, 2017 for Contrave sales was approximately $168,000.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of March 31, 2017 consisted primarily of money market funds, certificate of deposits, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, our management has concluded as of March 31, 2017, our disclosure controls and procedures are effective.

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

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of the officers and current and former members of the board of directors in the United States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit seeks, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and the Company’s shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, the Company and the individual defendants filed a motion to dismiss the amended complaint. On March 31, 2017, the Court granted the motion to dismiss, dismissing the breach of fiduciary duty claim with prejudice but granting plaintiff twenty-one days leave to amend the breach of contract claim.  On April 21, 2017, plaintiffs and defendants stipulated to dismissal with prejudice of the breach of contract claim.  On April 24, 2017, the court entered judgment dismissing the entire action with prejudice.

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al ., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  The appeal has been fully briefed. No hearing date has been set. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants filed a motion to dismiss on March 27, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously. The Company is unable to estimate possible losses or ranges of losses that may result from this lawsuit and has not accrued any amounts in connection with this suit.

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

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Business and Industry

*Our success for the foreseeable future is dependent solely on the success of our approved product, Contrave® (naltrexone HCI and bupropion HCI) extended release, or ER, tablets.

To date the majority of our resources have been focused on the research and development of Contrave. In September 2014, the U.S. Food and Drug Administration, or the FDA, approved our New Drug Application, or NDA, for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the European Commission, or the EC, granted a Centralized Marketing Authorization for Contrave (under the name Mysimba®) that is valid in all 28 European Union, the EU, member states, as well as Norway, Iceland and Lichtenstein, for Mysimba to be placed on the market. The United Kingdom, or the UK, held a referendum in June 2016, which resulted in 51.9% of those who turned out to vote electing to leave the EU. According to Article 50 of Treaty of the European Union, any member state may decide to withdraw from the EU in accordance with its own constitutional requirements. When a member state decides to withdraw, it must notify the European Council of its intention. On 29 March 2017, the Government of the United Kingdom notified the European Council of the United Kingdom’s intention to withdraw from the EU and thereby triggered the Article 50 procedure. The United Kingdom is now in the process of negotiating its future relationship with the EU.  Article 50(3) of Treaty of the European Union provides that if no agreement is reached two years after notification (29 March 2019), the United Kingdom will no longer be a member state of the EU, unless all the other member states agree to extend the negotiation period.  Until the exit procedure provided under Article 50 is completed, the UK remains a member state of the EU and EU pharmaceutical law continues to apply to the UK and the Centralized Marketing Authorization for Mysimba will remain valid in the UK (and the rest of the European Economic Area).  Once the exit procedure provided under Article 50 is completed, our ability to market and generate revenue from Mysimba in the UK will be subject to the terms of the withdrawal agreement, taking account of the framework for the future relationship between the UK and the EU.  However, the Centralized Marketing Authorization for Mysimba and our ability to market and generate revenue for Mysimba elsewhere in the EU, Norway, Iceland and Lichtenstein should not be affected.

We are now focused on the commercialization of Contrave in the United States. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. In addition, in May 2016, our commercialization partner, Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, obtained regulatory approval and commercially launched Contrave in South Korea in June 2016. In addition, Contrave/Mysimba was recently commercially launched in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia by our partner, Valeant Pharmaceuticals, or Valeant, and in Spain by our partner, Laboratorios Farmacéuticos Rovi, S.A., or Rovi.   We are currently advancing plans for the commercial launch of Contrave/Mysimba in certain other markets in Central and Eastern Europe, and Turkey with Valeant, in Italy with our partner Bruno Famaceutici, S.p.A., or Bruno, in the United Kingdom and Ireland with our partner Consilient Health Ltd, or Consilient and in Denmark, Finland, Norway, Sweden and Iceland with our partner Navamedic ASA, or Navamedic.  We have also partnered with Valeant in Australia, New Zealand and Canada and with Biologix FZCO, or Biologix, in ten countries in the Middle East (Saudi Arabia, the United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq and Iran, together, the Middle East Countries) and are working with both companies to obtain regulatory approval of Contrave in these regions.  In parallel, we are continuing partnering discussions for the rights to Contrave/Mysimba in other markets in the EU and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

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
•

limitations or warnings contained in a product’s FDA-approved labeling, including, the “boxed” warning(s) and pregnancy precautions associated with the active pharmaceutical ingredients, or APIs, in Contrave and included in Contrave’s product label;

•

availability of alternative treatments and the potential or perceived advantages or disadvantages of such treatments, including, in the case of Contrave, a number of competitive products approved for the treatment of weight loss or expected to be commercially launched in the near future;

•	pricing, discounts and cost effectiveness;
•	our Risk Evaluation and Mitigation Strategy, or REMS, if any are imposed;
•	the effectiveness of our, our contract sales organization’s, and our collaborators’ sales and marketing strategies, including our telemedicine pilot program;
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

If Contrave does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from our product, and we may not become or remain profitable. In addition, our efforts to educate prospective patients, the medical community and third-party payors on the benefits of our product may require significant resources and may never be successful.

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

Also included in our strategy in the United States is the use of telemedicine which is advertised on the brand website for Contrave.  Telemedicine is relatively new and unproven and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. We believe that the successful commercialization of Contrave in the United States may depend on the willingness of patients to use telemedicine to get access to Contrave.  Negative publicity concerning this aspect of our strategy or the telemedicine market as a whole could limit market acceptance of this as a way to access Contrave.  Similarly, patient and healthcare provider concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance of this aspect of our strategy.

If our commercialization of Contrave in the United States is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our Company could be harmed.

*Certain aspects of our U.S. commercialization strategy for Contrave are dependent upon third parties and 100% of the commercialization of Contrave/Mysimba in foreign countries is dependent upon third parties.  If these third parties do not successfully carry out their contractual duties or fail to comply with laws and regulations, we may not be successful in such commercialization.  If we do not enter into additional collaboration, distribution or co-promotion arrangements, we may not be able to effectively market and sell Contrave/Mysimba outside the United States and our ability to generate revenues may be delayed or limited.

We have entered into an agreement with a contract sales organization to sell Contrave in the United States. We also have an agreement with a telemedicine provider, which is available to patients in certain geographies in the United States as part of our telemedicine pilot program.   We have an agreement with Valeant Pharmaceuticals for the commercialization of Contrave in certain Central and Eastern European countries, Turkey, Australia, New Zealand and Canada, an agreement with Kwang Dong for commercialization of Contrave in South Korea, an agreement with Consilient for the commercialization of Mysimba in the United Kingdom and Ireland, an agreement with Bruno for commercialization in Italy, an agreement with Rovi for commercialization of Mysimba in Spain, an agreement with Biologix in the Middle East Countries and an agreement with Navamedic for the commercialization of Mysimba in Denmark, Finland, Norway, Sweden and Iceland. (Together, the Central and Eastern European countries, Turkey, Australia, New Zealand, Canada, South Korea, Spain, the United Kingdom and Ireland, and the Middle East Countries are referred to as the Partnered Regions.)  These third parties are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our product.  If these third parties fail to provide adequate resources to our product, fail to meet their contractual obligations to us or fail to comply with applicable laws and regulations, our business will suffer.  Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract with our competitors, it could adversely affect our business.

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

*Even though Contrave received regulatory approval from the FDA, the EC and South Korea, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. We are also required to conduct a number of post-marketing studies including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes.  As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A CVOT, which we refer as the CONVENE trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, following the termination of our collaboration with Takeda, we determined that the transfer of the recently-initiated, multi-year CONVENE trial to us from Takeda would have involved substantial complexity due to the scope, size and nature of the trial. After a careful assessment, we determined that the transfer of current clinical trial operations and systems may result in a significant interruption to study conduct and possibly data integrity.  As a result, Takeda terminated the CONVENE trial in April 2016. We notified the clinical trial sites and the FDA of the decision to terminate the CONVENE trial and we expect to finalize a revised protocol and plan to start a new CVOT under our IND after conferring with the FDA.  We cannot assure you that a new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT.  Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States, the European Economic Area and South Korea, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Contrave will also be subject to ongoing requirements established by the FDA and other regulatory authorities in the EU and elsewhere governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information, including, among other things, information related to the stability and consistency and reliability of the quality of Contrave (e.g. strength, purity and potency). These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations and good clinical practice, or GCP, requirements and related requirements in the EU and elsewhere for any clinical trials that we conduct post-approval.

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

In addition, the policies of the FDA and other regulatory authorities in the EU and elsewhere may change and additional government regulations may be enacted that could impact the marketing of Contrave/Mysimba. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained in the United States, Europe and elsewhere, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

*Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States, the EU and South Korea and may adversely impact our ability to maintain regulatory approval in the United States and the EU.

Contrave is prone to the risks of failure inherent in drug development, even following approval from the FDA. Even though U.S. and EU regulatory approvals have been obtained for Contrave/Mysimba, the FDA has imposed ongoing requirements for post-marketing studies.  Any issues relating to these post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies and issues relating to the safety or efficacy of Contrave) could have an adverse impact on our ability to receive regulatory approval outside the United States, to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication in the United States (or other countries), we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials, that the product candidate is safe and effective for use for that target indication.

In addition, we may need to complete additional preclinical testing of any product candidate to evaluate safety and toxicity and the FDA may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for Contrave (outside the United States, the EU and South Korea) and maintain approval for Contrave in the geographies in which we have approval today. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, including post-marketing clinical trials, even after promising results in earlier trials. If Contrave is not shown to be safe and effective in clinical trials, our clinical development program could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of any other product candidates that we may develop, in-license or acquire would prevent receipt or maintenance of regulatory approval and, ultimately, the commercialization of that product candidate.

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

In addition, the constituent drugs of our product each has its own side effect profile that is included in the respective current product label. Contrave’s label includes the side effect profiles of each of its constituent drugs, including a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. Moreover, patients may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave. In addition, while the constituent drugs that make up Contrave have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave to date, the safety of the combined use of the constituents of Contrave is not yet fully known, and any future trials may produce side effects not observed to date. Any of the side effects of Contrave, or its individual constituent drugs, could limit the commercial profile of the approved label.

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

If we change to other manufacturers in the future, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which may require new clinical studies, testing and compliance inspections, and the new manufacturers would have to be educated in or demonstrate successful technology transfer of the processes necessary for the production of our product.

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

A key constituent of Contrave is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20s. The package insert for Contrave includes a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for Contrave. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events including changes in behavior, depressed mood, hostility, and suicidal thoughts. Although Contrave is not intended to be promoted for or used in the treatment of major depression or smoking cessation, a similar warning is included in the labeling for Contrave, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use Contrave.

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

*The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and we may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved drugs, such as Contrave. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling, also known as “off-label” promotion. Physicians, including those that prescribe Contrave through a telemedicine platform, may nevertheless use our product for their patients in a manner that is inconsistent with the approved label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training or the statements made by our sales representatives constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results. Moreover, in the EU, direct-to-consumer advertising for a prescription only medicine is expressly prohibited by law.

If the suppliers upon whom we rely for API fail to produce such ingredients in the volumes that we or our partners require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we or our partners may face delays in the further development or commercialization of Contrave.

We do not manufacture any of our API nor do we plan to develop any capacity to do so. Instead, we rely on suppliers of API to provide component materials to our other contract manufacturers, who produce finished pharmaceutical products incorporating the API. The failure or inability of our API suppliers to satisfy our API requirements on a timely basis could limit or halt our ability to sell Contrave in the United States, the EU or elsewhere that we have or may receive regulatory approval for sale.

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

*Our development and commercialization strategy depends upon access to findings of safety and effectiveness based on data not developed by us but which the FDA may reference in reviewing our U.S. marketing applications. In territories outside the United States, we must either negotiate access to these safety and effectiveness findings or develop them ourselves.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for Contrave, because our NDA for Contrave relied, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave. In the EU, the individual components or constituents of the fixed dose combination in Contrave (Mysimba) are considered as having a well-established medicinal use pursuant to Part II Section 1 of Annex I to Directive 2001/83/EC. EU pharmaceutical law allows for reference to scientific literature if active substances have been in systematic and documented use as a medicinal product in the EU for at least ten years with recognized efficacy and an acceptable level of safety.  Article 10b of Directive 2001/83/EC regulates active substances used in the composition of authorized medicinal products but not hitherto used in combination for therapeutic purposes. EU pharmaceutical law requires results of new pre-clinial tests or new clinical trials relating to that combination to be provided. However, the applicant is not required to repeat the pre-clinical testing and clinical trials to establish safety and efficacy of the individual constituents or components. Contrave was authorized centrally following a favorable benefit/risk assessment provided by the European Medicines Agency based upon a full dossier submitted under Article 8(3) of Directive 2001/83/EC. Therefore, it is treated as a new reference medicinal product and benefits from a separate period of regulatory data and market protection.

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

*We may never receive approval or commercialize our products outside of the United States, the EU and South Korea.

In order to market any products outside of the United States, the EU and South Korea, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. In August 2015, we entered into a distributorship agreement with Kwang Dong through our wholly owned subsidiary. Kwang Dong began marketing Contrave in South Korea in June 2016 and Valeant began marketing Mysimba in certain countries in Central and Eastern Europe in 2016.

Failure to obtain regulatory approval for Contrave in other countries outside of the United States, the EU and South Korea, or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that Contrave may not be approved for all indications requested, which could limit the uses of Contrave and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

In the EU and some other international markets, governments or payors have adopted local policy to contain costs for provisions of health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. If our product is approved in these markets, these measures may negatively impact our revenues. In addition, certain countries set prices by reference to the prices in other countries where approved products are marketed. Thus, our inability to secure adequate prices for our products, if approved, in a particular country may not only limit the marketing of these products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, if approved, thus adversely affecting our revenues.

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

*If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights (including privacy rights), among other topics, may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business, without limitation. The healthcare laws and regulations that may affect our ability to operate include:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, which imposes certain requirements on certain types of individuals and entities (including corporations like us that maintain database(es) of patient information that may include information protected by HIPAA) relating to the privacy, security and transmission of individually identifiable health information;

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

If our operations, or the operations of any of our third party contractors, are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, imprisonment, contractual damages, reputational harm, and the curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for Contrave in certain foreign countries, we do not currently have widespread patent protection for Contrave outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. We may face competition from the off-label use of other dosage forms of the generic components in our product. In addition, others may attempt to commercialize our product combination in the countries of the EU, Canada, Mexico, Japan or other markets, in some of which, we do not have patent protection for our product. Due to the lack of patent protection for these combinations in some territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR component of our product (naltrexone IR) in those other territories. The off-label use of the generic IR component in the United States or the importation of the generic IR component from foreign markets could adversely affect the commercial potential for our product and adversely affect our overall business and financial results.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the EU, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the EU, Japan and Russia for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the EU and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Australia, Brazil, Canada, the EU, Lebanon, Mexico, Russia, Japan, Saudi Arabia and South Korea and have pending applications in Bahrain, Canada,

China, Egypt, India, Iran, Jordan, Kuwait, Oman, Qatar, South Africa and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services is pending Canada. The Contrave logo is registered in the U.S., Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services.  We have obtained trademark registrations in Australia, the EU, Norway, South Korea and Switzerland for the same mark.  In addition, applications for the mark MYSIMBA are pending in Albania, Bosnia and Herzegovina, Canada, Macedonia, Montenegro, Kosovo, Serbia, South Africa, Turkey and India.  However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of March 31, 2017, we had an accumulated deficit of approximately $714.3 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	effectively market and sell Contrave in the United States;
•	maintain regulatory approval of Contrave/Mysimba in the EU and South Korea;
•	manufacture commercial quantities of Contrave at acceptable cost levels; and
•	effectively market and sell Contrave/Mysimba in the Partnered Regions and elsewhere outside the United States, if approved.

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

In March 2016, we sold $165 million aggregate principal amount of Secured Notes, initially convertible into an aggregate of up to 21,999,999 shares of common stock and related warrants to purchase up to 21,999,999 shares of common stock.  In September 2015, we sold 2,000,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock. In December 2013, we sold $115 million aggregate principal amount of the 2013 Notes, of which approximately $80.0 million in aggregate principal amount was outstanding as of December 31, 2016 and of which approximately $49.6 million in aggregate principal was exchanged for Exchange Notes in February 2017.  Any conversions or exercises of some or all of these Secured Notes, 2013 Notes, Exchange Notes or warrants, as applicable, will result in additional dilution of existing stockholders.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended March 31, 2017, the price per share for our common stock on the Nasdaq Global Market has ranged from a low sale price of $1.78 to a high sale price of $5.70. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;
•

FDA or international regulatory actions, announcements and public disclosures, including failure to maintain regulatory approval for Contrave in the EU or South Korea or receive approval in other additional foreign jurisdictions;

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

As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 36.8% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this and other types of shareholder litigation in the future. Moreover, as a public company, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources. For example, in April 2015, we received a formal request from the SEC’s Division of Enforcement for documentation related to, among other things, a Current Report on Form 8-K that we filed with the SEC on March 3, 2015.  On May 10, 2017, the SEC staff informed us in writing that they had concluded their investigation and did not recommend any further action. Litigation, and investigations by regulatory authorities, are often expensive and divert management’s attention and resources, which could adversely affect our business.

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

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United

States District Court, for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit seeks, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint.  On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend.  An amended complaint was filed on April 8, 2015.  The amended complaint asserts the same derivative claims as the original complaint and asserts a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan.  On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint.  On March 31, 2017, the Court granted the motion to dismiss, dismissing the breach of fiduciary duty claim with prejudice but granting plaintiff twenty-one days leave to amend the breach of contract claim.  On April 21, 2017, plaintiffs and defendants stipulated to dismissal with prejudice of the breach of contract claim.  On April 24, 2017, the court entered judgment dismissing the entire action with prejudice.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court, for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims.  On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff.  On August 20, 2015, the lead plaintiff filed a consolidated complaint.  The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015.  It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study.  The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief.  On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice.  The Court granted lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice.  On June 16, 2016, lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint.  As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016.  Lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  The appeal has been fully briefed. No hearing date has been set. Defendants filed their answering brief on February 2, 2017 and lead plaintiff filed a reply brief on February 16, 2017.  No hearing date has been set.  Although management believes that this appeal lacks merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of us against certain of our current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action.  The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants filed a motion to dismiss on March 27, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-1	333-139496	3.2	12/19/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-8	333-175071	3.2	06/22/2011

3.3	Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	S-1	333-139496	3.4	12/19/2006

3.4	Amendment to Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/03/2014

3.5	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock	8-K	001-33415	3.1	03/25/2016

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/11/2016

4.1	Form of Common Stock Certificate	S-1	333-139496	4.1	12/19/2006

4.1	Form of Warrant to Purchase Common Stock	8-K	001-33415	4.1	12/15/2011

4.2	Indenture dated as of December 6, 2013, by and between Orexigen Therapeutics, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-33415	4.1	09/23/2013

4.3	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.1	09/10/2015

4.4	Investor Rights Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc., Baupost, and the other investors party thereto	8-K	001-33415	10.2	03/25/2016

4.5	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/25/2016

4.6	Indenture, dated as of March 21, 2016, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020	8-K	001-33415	4.1	03/25/2016

4.7	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.4	03/15/2016

4.8	Supplemental Indenture, dated December 19, 2016, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	12/19/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.9	Supplemental Indenture, dated February 16, 2017, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	02/17/2017

4.10	Indenture, dated as of February 23, 2017, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee (and form of Note related thereto)	8-K	001-33415	4.1	02/24/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X
X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

X

#

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: May 11, 2017	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Jason A. Keyes
Jason A. Keyes SVP, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-1	333-139496	3.2	12/19/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-8	333-175071	3.2	06/22/2011

3.3	Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	S-1	333-139496	3.4	12/19/2006

3.4	Amendment to Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/03/2014

3.5	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock	8-K	001-33415	3.1	03/25/2016

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/11/2016

4.1	Form of Common Stock Certificate	S-1	333-139496	4.1	12/19/2006

4.1	Form of Warrant to Purchase Common Stock	8-K	001-33415	4.1	12/15/2011

4.2	Indenture dated as of December 6, 2013, by and between Orexigen Therapeutics, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-33415	4.1	09/23/2013

4.3	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.1	09/10/2015

4.4	Investor Rights Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc., Baupost, and the other investors party thereto	8-K	001-33415	10.2	03/25/2016

4.5	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/25/2016

4.6	Indenture, dated as of March 21, 2016, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020	8-K	001-33415	4.1	03/25/2016

4.7	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.4	03/15/2016

4.8	Supplemental Indenture, dated December 19, 2016, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	12/19/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Supplemental Indenture, dated February 16, 2017, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	02/17/2017

4.10	Indenture, dated as of February 23, 2017, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee (and form of Note related thereto)	8-K	001-33415	4.1	02/24/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X
X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

X

#

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.