Form 10-Q
period 2017-06-30
Orexigen Therapeutics, Inc.
filed 2017-08-09
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2017, the registrant had 15,430,966 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$36,665	$92,494
Accounts receivable, net	7,636	1,102
Investment securities, available-for-sale	49,953	11,499
Restricted cash and investments	—	90,005
Inventory	15,753	23,193
Prepaid expenses and other current assets	4,323	6,168
Total current assets	114,330	224,461
Property and equipment, net	814	1,044
Intangible assets	72,093	76,061
Other long-term assets	2,574	2,835
Restricted cash	188	188
Total assets	$189,999	$304,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,277	$15,210
Accrued expenses	30,604	30,412
Contingent consideration	—	15,000
Deferred revenue, current portion	2,923	4,738
Total current liabilities	41,804	65,360
Long-term contingent consideration	8,900	6,800
Long-term convertible debt	25,029	64,279
Long-term convertible debt, at fair value	146,500	101,900
Deferred revenue, less current portion	6,453	5,863
Commitments and contingencies
Series Z preferred stock, $0.001 par value, 219,994 shares issued and outstanding at June 30, 2017 and December 31, 2016	3,343	3,343
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; 219,994 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2017 and December 31, 2016; 15,257,780 and 14,616,751 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	15	15
Additional paid-in capital	706,807	698,229
Accumulated other comprehensive income (loss)	(4,036)	4,011
Accumulated deficit	(744,816)	(645,211)
Total stockholders’ equity (deficit)	(42,030)	57,044
Total liabilities and stockholders’ equity	$189,999	$304,589

See accompanying notes.

Note: The Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$23,232	$2,935	$42,273	$2,935
Collaborative agreement	124	2,403	228	4,794
Royalties	—	2,453	—	5,095
Total revenues	23,356	7,791	42,501	12,824
Cost of product sales	6,842	1,784	13,029	1,784
Operating expenses:
Research and development	7,509	14,249	15,682	26,050
Selling, general and administrative	48,311	24,991	103,558	41,542
Amortization expense of intangible assets	1,984	—	3,968	—
Change in fair value of contingent consideration	700	—	2,100	—
Total operating expenses	58,504	39,240	125,308	67,592
Loss from operations	(41,990)	(33,233)	(95,836)	(56,552)
Other income (expense):
Interest income	117	163	264	286
Interest expense	(863)	(1,954)	(2,036)	(3,890)
Change in fair value of financial instruments	5,966	11,600	(22,040)	11,600
Gain on extinguishment of debt	—	—	12,316	—
Foreign currency gain (loss), net	6,252	(1,806)	7,727	978
Total other income (expense)	11,472	8,003	(3,769)	8,974
Net loss	$(30,518)	$(25,230)	$(99,605)	$(47,578)
Net loss per share - basic and diluted	$(2.00)	$(1.73)	$(6.63)	$(3.27)
Shares used in computing basic and diluted net loss per share	15,237	14,566	15,023	14,561

See accompanying notes.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(30,518)	$(25,230)	$(99,605)	$(47,578)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(6,534)	1,865	(8,051)	(1,154)
Unrealized gain on investment securities, available for sale	5	20	6	58
Other comprehensive gain (loss)	(6,529)	1,885	(8,045)	(1,096)
Comprehensive loss	$(37,047)	$(23,345)	$(107,650)	$(48,674)

See accompanying notes.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(99,605)	$(47,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on investment securities, available-for-sale	19	104
Accretion of debt discount	964	2,248
Change in fair value of financial instruments	22,040	(11,600)
Gain from extinguishment of debt	(13,869)	—
Change in fair value of contingent consideration	2,100	—
Amortization of intangible assets	3,968	—
Depreciation	232	194
Stock-based compensation	5,837	5,103
Deferred revenue	(1,872)	(5,091)
Unrealized foreign currency gain	(7,690)	(473)
Other non-cash adjustments	20	35
Changes in operating assets and liabilities:
Accounts receivable, net	(6,455)	3,906
Inventory	7,614	(596)
Prepaid expenses and other current assets	1,854	(1,712)
Other assets	250	(208)
Accounts payable and accrued expenses	(5,463)	2,544
Deferred rent and lease incentives	—	(113)
Net cash used in operating activities	(90,056)	(53,237)
Investing activities
Purchases of investment securities, available-for-sale	(89,962)	(23,600)
Maturities of investment securities, available-for-sale	51,500	61,135
Restricted cash and investments	90,000	(165,179)
Purchase of Contrave - net	(3,414)	—
Prepaid purchase price - Contrave	—	(60,000)
Purchase of property and equipment	—	(286)
Net cash provided by (used) in investing activities	48,124	(187,930)
Financing activities
Payment for conversions of 2017 Exchange Notes	(1,074)	—
Contingent payment to Takeda	(12,900)	—
Proceeds from convertible debt issuance	—	120,000
Proceeds from issuance of warrants	—	41,000
Proceeds from issuance of Series Z Preferred Stock	—	3,343
Proceeds from issuance of common stock	47	139
Net cash provided by (used in) financing activities	(13,927)	164,482
Effect of exchange rate changes on cash	30	(564)
Net decrease in cash and cash equivalents	(55,829)	(77,249)
Cash and cash equivalents at beginning of period	92,494	155,422
Cash and cash equivalents at end of period	$36,665	$78,173
Supplemental disclosure of non-cash financing information:
Interest paid	$1,000	$—
Conversions of 2017 Exchange Notes	$3,794	$—
Taxes paid	$175	$—

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave®, in the United States. Contrave was launched commercially in the United States by the Company’s former partner, Takeda Pharmaceutical Company Limited, or Takeda, in October 2014. In August 2016, the collaboration agreement between the Company and Takeda was terminated and the Company is now solely responsible for developing and commercializing Contrave within the United States and the rest of the world. The Company has experienced losses since its inception, and as of June 30, 2017, had an accumulated deficit of $744.8 million. The Company expects to continue to incur losses for at least the next several years. The Company’s ability to successfully transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

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

The Company follows the provisions of the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued. Management has concluded that there is not substantial doubt that the Company can meet its obligations as they become due within one year after the financial statements are issued.

The Company has a board-approved plan which projects that the Company’s existing working capital can fund its operations for one year after the financial statements are issued. This plan is based on management’s best estimate and assumptions for U.S. sales of Contrave, for which the Company reacquired the rights to sell in August 2016, and sales of Contrave or Mysimba™ outside the U.S. for which there is limited history or no history by the Company. Due to the inherent uncertainty in achieving the forecasted global revenues in the plan, the Company has identified certain forecasted expenses that can be reduced starting in the fourth quarter of 2017 and through August 2018 if revenues are less than forecasted or if the Company is not able to raise additional equity or debt financing during the interim period. The identified cost-cutting actions could include a reduction of certain discretionary sales, general and administrative expenses. Management has evaluated that, if required, the cost cutting measures described above could be effectively implemented during the fourth quarter of 2017 and through August 2018, and that when implemented, would allow the Company to reduce its working capital requirements.

There are risks and uncertainties that could significantly impact the Company’s current estimates and assumptions regarding its ability to meet its obligations within the one-year period after the financial statements are issued.  One risk relates to the Company’s ability to satisfy a covenant under the indenture for its 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, that provides note holders with a redemption right after June 30, 2018 if consolidated net product sales (as defined in the indenture) for fiscal 2017 are less than $100 million.  While the Company expects, based on current forecasts, that this requirement will be met, there is a risk, given the Company’s and its distribution partners’ limited history of selling and forecasting sales for Contrave/Mysimba in the United States and worldwide, that sales may not be generated at the levels expected.  In the event that consolidated net product sales are less than $100 million for fiscal 2017, the Company would pursue a number of potential alternatives, including attempting to negotiate a waiver or amendment with holders of the 2016 Notes, secure financing or recapitalization transactions, or execute various other strategic transactions that could result in repayment of the indebtedness, although the Company cannot guarantee that any of these potential alternatives would be successful.

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

Product Sales, Net

The Company’s net product sales consist of U.S. sales of Contrave as well as product sales to its distributors in other countries. The Company recognizes product revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Effective August 1, 2016, the Company reacquired the commercial rights for Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies and hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of June 30, 2017, the Company had a deferred revenue balance of $2.4 million related to Contrave net product sales.

Upon recognition of revenue from product sales of Contrave in the U.S., the Company records certain sales reserves and allowances as a reduction to gross revenue.  These reserves and allowances include:

Rebates:

The Company records provisions for commercial managed care contract rebates and U.S. Medicaid at the time revenue is recognized based upon its estimated rebate claims attributable to a sale. For commercial managed care contract rebates, the Company considers current contract terms, such as changes in formulary status and agreed-to discount rates, along with historical utilization rates. Orexigen also considers outstanding rebate claims, rebate payments, forecasted sales, and levels of inventory in the distribution channel and adjusts estimates each period to reflect actual experience. There can be a significant time lag between recording estimates and actual payments. U.S Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.

Chargebacks:

The Company provides predetermined discounts under certain government programs, including the Veterans Administration FSS and Public Health Service 340B, whereby the pharmacies or healthcare facilities affiliated with these programs purchase Contrave from wholesalers at reduced prices. A chargeback represents the difference between the invoice price to the wholesaler and the contractual discounted price offered by the Company under the respective program. Our estimate for these chargeback fees takes into consideration contractual terms, historical utilization rates along with payor mix, and our expectations regarding future utilization rates.

Cash Discounts:

The Company offers certain wholesalers cash discounts as an incentive for meeting certain payment terms.   The Company estimates prompt payment discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.  As the prompt pay discounts are applied against wholesaler purchases of Contrave, the Company records its initial estimate at the point in which that sale occurs.

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

Sales Returns:

The Company allows the wholesalers to return product that is damaged or received in error. In addition, the Company accepts unused product to be returned beginning six months prior to and ending twelve months following product expiration. Specific rights of return are also extended to certain customers. The Company believes that its estimated product returns for Contrave require a high degree of judgement and are subject to change based on the Company’s experience and certain quantitative and qualitative factors. Because of the shelf life of Contrave and the lengthy return period, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.  In order to develop a methodology to reliably estimate future returns, the Company analyzes many factors, including, without limitation: (1) actual Contrave product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel.  The Company considers the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate its exposure to returned product. The Company also considers current contract prices and projected future prices to estimate the exposure to returned product. Given the exposure to returns and the Company’s limited history of selling Contrave in the U.S., the Company recognizes product sales allowances based on these estimates as a reduction of product sales in the same period the related revenue is recognized upon sale of Contrave from the wholesalers to the pharmacies, hospitals, etc.  The Company believes this reduces its exposure to returns and allows the Company to more reasonably justify the estimate.  Should actual product return results differ from the Company’s estimates, however, the Company will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.

Inventory

Inventories are stated at the lower of cost (using a first-in, first-out, or FIFO, basis) and net realizable value. Inventory costs including raw materials, work in process and finished goods that may be associated with the Company’s products prior to regulatory approval are charged to research and development expense prior to such approval on a country-specific basis.

Fair Value Option

The Company has elected the fair value option to account for convertible debt instruments that were issued during both the year ended December 31, 2016 and the six months ended June 30, 2017 and records this convertible debt at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible debt were recognized in earnings as incurred and not deferred.

Preferred Stock

When issued, the Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. The Company’s Series Z Preferred Stock (see Note 11) features a contingent right to receive payment from the Company in the event of certain fundamental changes, some of which are not within the Company’s control. Accordingly, the Series Z Preferred Stock is presented as a component of temporary equity.

Purchased Intangibles

Acquired assets and assumed liabilities recognized in an acquisition are recorded on the basis of their estimated fair values determined by management at the date of acquisition. The Company determines the estimated economic lives of the acquired intangible assets for amortization purposes.

Intangible assets consist of developed technology and tradenames acquired in the Contrave business combination under the purchase method of accounting and are recorded at fair value net of accumulated amortization since the acquisition date. Amortization is calculated using the straight-line method over the following estimated useful lives:

	Useful Lives
Developed technology	10	years
Tradename	10	years

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no indicators of impairment during the period ended June 30, 2017.

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

Restricted Cash and Investments

All cash and investments that are legally restricted from use are recorded in restricted cash and investments on the balance sheet. The 0% Convertible Senior Secured Notes due 2020 issued in March 2016 (see Note 11) require the Company to maintain a minimum account balance which is considered to be restricted cash and investments. The required restricted cash and investment amount was $40.0 million until June 21, 2017, after which such amount was reclassified to Cash and Cash Equivalents on the balance sheet.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its consolidated financial statements. Under ASU 2016-09, previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017. As a result of adoption of ASU 2016-09, the Company recorded approximately $4.6 million of additional deferred tax assets, which are fully offset by a valuation allowance.  The Company elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using LIFO or the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance prospectively for the fiscal year beginning January 1, 2017. The Company previously measured its inventory at the lower of cost or market with cost being determined by the FIFO method. The adoption of the guidance did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-

09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company plans to adopt the new standard beginning January 2018 using the modified retrospective method. The Company is in the process of performing an assessment of the impact of ASU 2014-09 on the consolidated financial statements, and is considering all items outlined in the standard. The new standard is expected to have a material impact on the Company’s financial statement disclosures. Based on the Company’s assessment to date, the Company expects that the new standard will impact the estimation of sales allowances for the Company’s U.S. product revenues and the timing of revenue recognition which could be earlier than that what the Company is currently recognizing U.S. product revenue. The Company is currently evaluating the impact of ASU 2014-09 on the timing of revenue recognition for product sales outside of the U.S. The Company will continue to evaluate the impact of ASU 2014-09 and related amendments on the consolidated financial statements and related disclosures throughout 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-2 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-02 on the consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on the Company’s consolidated statements of cash flows and related disclosures.

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

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and early application is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain

Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

3. Net Loss per Share

Basic earnings per share, or EPS, is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method or the if-converted method.

For purposes of this calculation, options, warrants and shares underlying convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(30,518)	$(25,230)	$(99,605)	$(47,578)

Denominator:
Weighted average common shares outstanding	15,237	14,566	15,023	14,561
Net loss per share — basic and diluted	$(2.00)	$(1.73)	$(6.63)	$(3.27)

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares underlying 2013 convertible senior notes	370	1,404	370	1,404
Shares underlying 2016 convertible senior secured notes	22,000	—	22,000	—
Shares underlying 2017 exchange notes	2,829	—	2,829	—
Common stock warrants outstanding	22,500	500	22,500	500
Common stock options and PSU's outstanding	8,398	2,289	8,398	2,289
	56,097	4,193	56,097	4,193

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, including debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Investment securities, available-for-sale, consisted of the following (in thousands):

June 30, 2017

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$49,968	$-	$(15)	$49,953
Total investment securities		$49,968	$—	$(15)	$49,953

December 31, 2016

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$100,026	$—	$(21)	$100,005
Corporate debt securities	Less than 1	1,498	1	—	$1,499
Total investment securities		$101,524	$1	$(21)	$101,504

The Company had restricted investments of $0 and $90.0 million at June 30, 2017 and December 31, 2016, respectively, as described in Note 2. Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2017 and 2016.

5. Contrave Acquisition

In March 2016, the Company entered into a separation agreement with Takeda, or the Separation Agreement, which terminated the amended and restated collaboration agreement between the Company and Takeda, or the Restated Collaboration Agreement, and the manufacturing services agreement between the Company and Takeda (see Note 12). The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. On August 1, 2016, the transition period under the Separation Agreement between the Company and Takeda terminated and the Company reacquired all commercial rights to Contrave in the United States. The Company made an initial payment of $60.0 million, or the Initial Payment, to Takeda in March 2016 and paid an additional $15.0 million to Takeda in January 2017, or the January 2017 Payment. The source of funds for the Initial Payment and the January 2017 Payment was from the Company’s cash on hand. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million, $400 million and $600 million, respectively, in any future year. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The contingent consideration liability will be remeasured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. See Footnote 6 for valuation methodology of contingent consideration. As a result of the Contrave acquisition and the resulting settlement of its pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the remaining Contrave deferred revenue on August 1, 2016.

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

On the acquisition date, the estimated fair value of net assets acquired was $85.7 million. As of June 30, 2017, the Company finalized its purchase price allocation. The allocation as of the date of the acquisition is as follows (in thousands):

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

The remaining estimated amortization expense related to the intangible assets recorded in connection with the Contrave acquisition for 2017 through 2021 and thereafter is as follows (in thousands):

2017	$3,968
2018	7,938
2019	7,938
2020	7,938
2021	7,938
Thereafter	36,373
$72,093

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Contrave had occurred on January 1, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$23,356	$15,878	$42,501	$29,066
Net loss	(30,518)	(51,596)	(99,605)	(108,728)
Net loss per share - basic and diluted	$(2.00)	$(3.54)	$(6.63)	$(7.47)

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended June 30, 2016 include the amortization of the intangible assets, reversal of collaborative and royalty revenue and the elimination of existing Contrave deferred revenue.

6. Fair Value Measurements

The fair values of the Company’s financial instruments are estimated and classified using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets and its 2017 Exchange Notes (see Note 11) as a Level 3 liability.  Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$30,460	$30,460	$—	$—
U.S. Treasury securities	49,953	—	49,953	—
Total assets measured at fair value	$80,413	$30,460	$49,953	$—
Liabilities:
Contingent consideration - long-term	$8,900	$—	$—	$8,900
Convertible debt - 2017 Exchange Notes	20,500	—	—	20,500
Convertible debt - 2016 Notes	126,000	—	—	126,000
Total liabilities measured at fair value	$155,400	$—	$—	$155,400

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$65,081	$65,081	$—	$—
U.S. Treasury securities	100,005	—	100,005	—
Corporate debt securities	1,499		1,499
Total assets measured at fair value	$166,585	$65,081	$101,504	$—

Liabilities:
Contingent consideration - current	$15,000	$—	$—	$15,000
Contingent consideration - long-term	6,800			6,800
Convertible debt	101,900	—	—	101,900
Total liabilities measured at fair value	$123,700	$—	$—	$123,700

Due to limited trading activity, the 2017 Exchange Notes were transferred from Level 2 to Level 3 during the three months ended June 30, 2017. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2016.

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

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2017 (in thousands):

Contingent Consideration—December 31, 2016	$21,800
Payment to Takeda	$(15,000)
Change in fair value of contingent consideration (recognized in Net loss)	2,100
Contingent Consideration at fair value – June 30, 2017	$8,900

2017 Exchange Notes—December 31, 2016	$—
Transfer from Level 2 to Level 3 - April 1, 2017	21,866
Change in fair value of 2017 Exchange Notes (recognized in Net loss)	(1,366)
2017 Exchange Notes at fair value – June 30, 2017	$20,500

Convertible debt - 2016 Notes—December 31, 2016	$101,900
Change in fair value of convertible debt (recognized in Net loss)	24,100
Convertible debt - 2016 Notes at fair value – June 30, 2017	$126,000

In March 2016, the Company issued $165.0 million in aggregate principal amount of 2016 Notes (see Note 11), which included the principal amount of the convertible note, a conversion feature, warrant coverage, and preferred shares.

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

A Black-Scholes option pricing model is also utilized to measure the fair value of the warrant coverage component of the 2016 Notes offering. The Black-Scholes option-pricing model utilizes the following assumptions: (i) expected term; (ii) common stock price; (iii) risk-free interest rate; and (iv) expected volatility. Assumptions used in the estimates represent what market participants would use in pricing the component, including volatilities and risk-free rates, which are defined as Level 2 observable inputs. The estimated volatilities and the risk-free rates are incorporated into the Black-Scholes option pricing models for the warrants by scenario and are weighted based on the probability of each scenario occurring. Scenarios and probabilities are based on Company management estimates and are incorporated into the determination of the fair value of the warrant coverage.

The fair values of the principal amount of the 2016 Notes, the conversion feature of the convertible note and the warrant coverage are impacted by certain unobservable inputs, most significantly with regards to the discount rates, probabilities of certain scenarios occurring, expected volatility, share price performance, and expected scenario timing. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

The fair value of the Company’s 2017 Exchange Notes is estimated using certain market data by reference to prices observed for recent trading activity in the 2017 Exchange Notes, adjusted for changes in the yield curve index of similar credit-quality borrowers, between the date of the observed price and the measurement date.

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

7. Inventory

Inventory consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$7,960	$6,678
Work in process	2,722	1,036
Finished goods	5,071	15,479
	$15,753	$23,193

8. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	June 30, 2017	December 31, 2016
Furniture and fixtures	5	$1,209	$1,209
Computer equipment and software	3 to 5	1,161	1,157
Leasehold improvements	5	663	644
Manufacturing equipment	5	644	664
		3,677	3,674
Less accumulated depreciation and amortization		(2,863)	(2,630)
		$814	$1,044

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Product sales reserves and allowances	$13,930	$9,998
Accrued compensation related expenses	5,105	7,169
Inventory received, not invoiced	536	5,398
Accrued income taxes	—	133
Accrued marketing and market research expenses	7,845	5,201
Accrued research and development expenses	998	864
Accrued interest on convertible notes	167	184
Accrued legal and professional expenses	1,634	984
Other accrued expenses	389	481
	$30,604	$30,412

10. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and six months ended June 30, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$292	$51	$449	$51
Selling, general and administrative	2,253	1,652	4,493	3,474
Research and development	301	608	895	1,578
	$2,846	$2,311	$5,837	$5,103

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected life (in years)	5.9	5.8	5.9	5.8
Expected volatility	79.9%	94.7%	79.9%	94.7%
Risk-free interest rate	1.9%	1.4%	2.1%	1.5%
Expected dividend yield	—	—	—	—

11. Convertible Debt

0% Convertible Senior Secured Notes due 2020 – 2016 Notes

On March 21, 2016, the Company closed an offering, or the Offering, of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, related warrants, or the Warrants, to purchase up to 21,999,999 shares of the Company’s common stock, and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, or the Series Z Preferred Stock, to qualified institutional buyers and accredited investors, or the Purchasers, pursuant to a securities purchase agreement, dated March 15, 2016, or the Securities Purchase Agreement, by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C., collectively, Baupost, which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding common stock.

The 2016 Notes will mature on July 1, 2020, unless earlier repurchased, redeemed or converted in accordance with the indenture entered into in connection with the issuance of the 2016 Notes, or the 2016 Indenture. The 2016 Notes shall only be convertible into shares of common stock of the Company at the conversion rate. In the event of a change of control transaction at any time, the 2016 Notes will be convertible for a period beginning on the closing of such change of control transaction and ending 35 trading days after the closing of such transaction.  The conversion rate is 133.333 shares of common stock for each $1,000 principal amount of 2016 Notes, which represents a conversion price of $7.50 per share of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment for certain events, but will not be adjusted for accrued and unpaid interest.

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

Upon the occurrence of certain fundamental changes or adverse events related to the regulatory approval for and commercialization of Contrave, and net sales of the Company, as described in the indenture for the 2016 Notes, holders of the 2016 Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their 2016 Notes at a repurchase price equal to 100% of the aggregate principal amount of 2016 Notes. In particular, under the indenture an adverse event is deemed to occur if consolidated net product sales (defined as the Company’s net sales plus aggregate net sales by the Company’s distributors outside the United States) are less than $100 million for fiscal 2017, provided that the effective date of such adverse event would not be deemed to occur until June 30, 2018. The 2016 Notes were not redeemable by the Company, in whole or in part, prior to the receipt of the required stockholder approvals, or the Stockholder Approval, which the Company obtained at its 2016 annual meeting of stockholders in July 2016.  From and after the receipt of the Stockholder Approval, the 2016 Notes are not redeemable, in whole or in part, without the consent of the holders of not less than 70% in aggregate principal amount of the 2016 Notes at the time outstanding.

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

Due to the complexity and number of embedded features within the 2016 Notes and as permitted under accounting guidance, the Company elected to account for the notes and all the embedded features (which we refer to collectively as,  a “hybrid instrument”) under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the convertible notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of selling, general and administrative expense for the year ended December 31, 2016.  On June 30, 2017, the aggregate fair value of the 2016 Notes was estimated at approximately $126.0 million.

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

The Series Z Preferred Stock expires on the earlier to occur of (a) December 31, 2020 or (b) upon receipt of the consent of the holders of at least seventy percent (70%) of the outstanding shares of Series Z Preferred Stock, voting as a separate class. Expiration requires no cash outlay by the Company. The Series Z Preferred Stock is classified outside of permanent equity, since all of the contingent events requiring payment are not solely within the Company’s control. The gross proceeds received on March 21, 2016, in the Offering, net of fees paid directly to the note holders, were allocated to the initial fair value of the Warrants and 2016 Notes with the residual amount of approximately $3.3 million allocated to the Series Z Preferred Stock.

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

The 2013 Notes will mature on December 1, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding September 1, 2020, holders may convert all or a portion of their 2013 Notes only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company’s common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock on such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions. On and after September 1, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert all or a portion of their 2013 Notes at any time, regardless of the foregoing circumstances. Holders of the 2013 Notes will have the right to require the Company to repurchase all or some of their Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain events.

The Company pays 2.75% interest per annum on the principal amount of the 2013 Notes semi-annually in arrears in cash on June 1 and December 1 of each year. If a designated event, as defined in the indenture for the 2013 Notes, including, but not limited to, a change in control, certain mergers or liquidation, occurs prior to the maturity date, subject to certain limitations, holders of the 2013 Notes may require the Company to repurchase all or a portion of their 2013 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2013 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

In December 2016, the Company purchased approximately $35.0 million in face value of the outstanding 2013 Notes for approximately $10 million.  As a result of the note repurchase, the Company recorded a gain on extinguishment of debt of approximately $18.3 million during the year ended December 31, 2016, determined as the difference between the purchase price and the net carrying value of the 2013 Notes that were purchased.  No portion of the purchase price was ascribed to the equity component of the 2013 Notes as the purchase price was equal to the then fair value of the liability component of the 2013 Notes. In February 2017, the Company exchanged approximately $49.6 million in aggregate principal amount of the 2013 Notes for an equal principal amount of 2017 Exchange Notes.

A summary of the liability and equity components of the 2013 Notes is as follows at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Principal amount of senior convertible notes outstanding	$30,303	$79,903
Unamortized discount of liability component	(5,225)	(15,477)
Unamortized debt issuance costs	(49)	(147)
Long term convertible debt	$25,029	$64,279
Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	3.5 years	4.0 years

2.75% Convertible Exchange Senior Notes due 2020 - 2017 Exchange Notes

In February 2017, the Company entered into an indenture, dated as of February 23, 2017, or the 2017 Indenture, between the Company and U.S. Bank National Association, as trustee, governing the Company’s new 2.75% Convertible Exchange Senior Notes due 2020, or the 2017 Exchange Notes. Approximately $49.6 million in aggregate principal amount of the 2013 Notes were exchanged for an equal principal amount of 2017 Exchange Notes.

The 2017 Exchange Notes are the Company’s senior, unsecured obligations and rank senior in right of payment to any of the

Company’s indebtedness that is expressly subordinated in right of payment to the 2017 Exchange Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the 2013 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness (including the Company’s existing 2016 Notes) to the extent of the value of the assets securing such indebtedness; and are structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The 2017 Exchange Notes bear interest at a fixed rate of 2.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. Interest on the 2017 Exchange Notes accrues from December 1, 2016. The 2017 Exchange Notes will mature on December 1, 2020, unless earlier repurchased, redeemed or converted.

The 2017 Exchange Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date, at the option of the holders, into (i) shares of the Company’s common stock, plus (ii) a cash payment equal to $150 for each $1,000 principal amount of 2017 Exchange Notes converted, or the Additional Conversion Payment, subject to certain adjustments. For conversions prior to September 1, 2018 and prior to the Company’s election to exercise its Mandatory Conversion Right (as defined in the 2017 Indenture), the Company will make an interest make-whole payment to a converting holder for each $1,000 principal amount of 2017 Exchange Notes being converted, or the Interest Make-Whole Payment. The Company may pay any Interest Make-Whole Payment either in cash or in shares of common stock, at the Company’s election. If the Company elects to pay any Interest Make-Whole Payment in cash it will pay cash in an amount equal to the Interest Make-Whole Payment. If Company elects, or is deemed to have elected, to pay any Interest Make-Whole Payment by delivering shares of Common Stock, the number of shares of common stock a converting holder of 2017 Exchange Notes will receive for each $1,000 principal amount of 2017 Exchange Notes will be the number of shares equal to the amount of the Interest Make-Whole Payment to be paid to such holder, divided by the product of (x) 98% and (y) the simple average of the daily volume-weighted average price of the Common Stock for the five trading days ending on and including the trading day immediately preceding the conversion date. Subject to compliance with certain conditions, the Company has the right, or the Mandatory Conversion Right, to, at its option, mandatorily convert all of the 2017 Exchange Notes if the daily volume-weighted average price of the common stock is equal to or greater than 60.0% of the applicable conversion price of the 2017 Exchange Notes for at least 20 Daily VWAP Trading Days (as defined in the 2017 Indenture) (whether or not consecutive) during any 30 consecutive Daily VWAP Trading Day period (including the last trading day of such period).

The conversion rate for the 2017 Exchange Note is initially approximately 66.6667 shares of Common Stock per $1,000 principal amount of 2017 Exchange Notes (equivalent to an initial conversion price of $15.00 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events.

The Company may redeem for cash all or any portion of the 2017 Exchange Notes, at its option, on or after December 1, 2019 at a redemption price equal to 100% of the principal amount of the 2017 Exchange Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a fundamental change (as defined in the indenture governing the 2017 Exchange Notes), subject to certain exceptions, the holders of the 2017 Exchange Notes may require that the Company repurchase some or all of their 2017 Exchange Notes for cash at a repurchase price equal to 100% of the principal amount of the 2017 Exchange Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2017 Exchange Notes contain customary events of default, which may result in the acceleration of the maturity of the 2017 Exchange Notes.

The exchange of approximately $49.6 million in aggregate principal amount of the 2013 Notes for an equal principal amount of 2017 Exchange Notes, with an initial fair value of $26.4 million, was recognized as an extinguishment of the 2013 Notes.  As a result of the exchange, the Company recorded a net gain on extinguishment of debt of approximately $12.3 million during the six months ended June 30, 2017, determined as the difference between the initial fair value of the 2017 Exchange Notes given in exchange for 2013 Notes with a net carrying value of approximately $40.2 million, net of transaction costs.  No portion of the exchange consideration was ascribed to the equity component of the 2013 Notes, as the exchange consideration was equal to the then fair value of the liability component of the 2013 Notes.

Due to the complexity and number of embedded features within the 2017 Exchange Notes and as permitted under accounting guidance, the Company elected to account for the 2017 Exchange Notes and all the embedded features, (which we refer to collectively as,  a “hybrid instrument”),  under the fair value option. The Company recognizes the 2017 Exchange Notes at fair value with changes in fair value recognized in the consolidated statements of operations. Approximately $1.5 million in direct costs and fees incurred to issue the 2017 Exchange Notes were recognized in earnings as incurred and are presented net of the gain on extinguishment of debt. On the closing of the exchange transaction, February 23, 2017, the aggregate fair value of the 2017 Exchange Notes was estimated at approximately $26.4 million.  On June 30, 2017, the aggregate fair value of the 2017 Exchange Notes was estimated at approximately $20.5 million.

During the six months ended June 30, 2017, holders of the 2017 Exchange Notes converted notes with an aggregate principal balance of $7.2 million into 611,051 shares of the Company’s common stock, including 133,851 shares of common stock issued for the Interest Make-Whole Payment, and $1.1 million representing the aggregate Additional Conversion Payment made to the note holders.

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

In July 2015, the Company entered into the Restated Collaboration Agreement, which amended and restated the original agreement that the parties entered into in September 2010. The Restated Collaboration Agreement was substantially the same as the prior agreement subject to the following key changes:

(a) The territory covered by the collaboration was revised to only include the United States, returning all rights for the countries of Mexico and Canada to the Company.

(b) The responsibilities for the costs of development activities for Contrave from and after August 1, 2015 were restructured.

(i) The Company was responsible for the cost of the randomized, double-blind, placebo-controlled cardiovascular outcomes clinical trial, or the CVOT, to be conducted by Takeda up to the currently-projected total cost of such CVOT, above which the parties would generally share the costs of such CVOT equally, with certain exceptions.

(ii) Takeda would be responsible for 100% of remaining costs for the terminated CVOT study the Company initiated in June 2012, or the Light Study.

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

In March 2016, the Company entered into a Separation Agreement with Takeda (see Note 5), which terminated the Restated Collaboration Agreement between the Company and Takeda, and the manufacturing services agreement between the Company and Takeda. The termination was effective on August 1, 2016. The Separation Agreement provided for the transfer of certain rights and assets to the Company and provided for the transition of activities under the collaboration agreement from Takeda to the Company during the transition period. In connection with the Separation Agreement, the Company made a $60.0 million payment for the acquisition of the Contrave business and paid an additional $15.0 million in January 2017. The Company may also be obligated to pay Takeda milestone payments of $10 million, $20 million, $30 million and $50 million, based on the achievement of annual Contrave net sales milestones of $200 million, $300 million, $400 million and $600 million, respectively, in any year following the end of the transition period. Each such milestone payment shall be payable only once but more than one may be payable with respect to net sales in a single year. The acquisition date was August 1, 2016. As a result of the Separation Agreement and the settlement of a pre-existing relationship with Takeda, the Company recorded a settlement gain of $80.2 million representing the existing Contrave deferred revenue in 2016.

Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., or Orexigen Ireland, and Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, entered into a distributorship agreement for South Korea for Contrave. In May 2016, Kwang Dong obtained regulatory approval for Contrave in South Korea and began marketing Contrave in June 2016. For the six months ended June 30, 2017, the Company recorded net product sales of approximately $3.3 million of Contrave to Kwang Dong.

Laboratorios Farmacéuticos Rovi, S.A.

In August 2016, Orexigen Ireland and Laboratorios Farmacéuticos Rovi, S.A., or Rovi, entered into a commercialization and distributorship agreement for Mysimba in Spain. Under the terms of the agreement, Rovi is responsible for all commercialization activity and expenses. Orexigen supplies Mysimba tablets to Rovi for an upfront payment, a transfer price, and various potential commercial milestone payments. Rovi began marketing Mysimba in January 2017. For the six months ended June 30, 2017, the Company recorded net product sales of approximately $1.8 million of Mysimba to Rovi.

Valeant Pharmaceuticals Ireland

In March 2016, Orexigen Ireland and Valeant Pharmaceuticals Ireland, or Valeant, entered into a commercialization and distributorship agreement for Mysimba in Central and Eastern Europe. Under the terms of the agreement, Valeant is responsible for commercialization activities in 19 Central and Eastern European countries and for obtaining regulatory approvals in the non-EU countries. Orexigen retains regulatory affairs responsibilities in EU countries. Orexigen supplies Mysimba tablets to Valeant at an agreed transfer price. For the six months ended June 30, 2017, the Company recorded net product sales of approximately $1.0 million of Mysimba to Valeant.

13. Litigation

In May 2013, the Company received a shareholder demand alleging that certain option grants to the President and Chief Executive Officer, Michael A. Narachi, the then-current Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and the then-current Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of the Company’s common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of the Company’s fiscal years. The Company refers to this limit as the 162(m) Award Limit. The Company’s board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to the board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of the board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of the board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of the Company’s board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action the Company refers to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of the Company against certain of the officers and current and former members of the board of directors in the United States District Court for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserted claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of the Company’s equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit sought, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, the Company and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserted the same derivative claims as the original complaint and asserted a putative claim on behalf of plaintiff and the Company’s shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, the Company and the individual defendants filed a motion to dismiss the amended complaint. On March 31, 2017, the Court granted the motion to dismiss, dismissing the breach of fiduciary duty claim with prejudice but granting plaintiff twenty-one days leave to amend the breach of contract claim.  On April 21, 2017, plaintiffs and defendants stipulated to dismissal with prejudice of the breach of contract claim.  On April 24, 2017, the court entered judgment dismissing the entire action with prejudice.

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted the lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, the lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. The lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  The appeal has been fully briefed. No hearing date has been set. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of the Company against certain of the Company’s current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants filed a motion to dismiss on March 27, 2017. A hearing on Orexigen’s and the individual defendants’ motion to dismiss is scheduled for November 17, 2017. Management believes that the claims lack merit and intends to defend against them vigorously. The Company is unable to estimate possible losses or ranges of losses that may result from this lawsuit and has not accrued any amounts in connection with this suit.

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

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111, 7,462,626, 8,088,786, 8,318,788, 8,722,085, 8,815,889, and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which Orexigen and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September

2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the Separation Agreement entered into between the Company and Takeda, Takeda transferred responsibility for management of this patent infringement lawsuit to the Company. The bench trial for this matter commenced on June 5, 2017, in connection with which the Company agreed to drop U.S. Patent No. 9,125,868 from the lawsuit.  The bench trial concluded on June 7, 2017, and the parties are currently waiting the District Court’s decision.  Although the Company plans to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and the Company cannot predict the outcome.

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

These statements include but are not limited to statements regarding: the potential for Contrave ® /Mysimba™ to achieve commercial success globally; the potential to obtain marketing authorizations outside the United States, the EU and other countries in which we or our commercialization partner(s) have approval for Contrave/Mysimba; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the potential that the marketing and commercialization of Contrave/Mysimba will not be successful; the ability to obtain and maintain partnerships and our ability or that of our partners to maintain marketing authorizations globally; our ability to adequately inform consumers about Contrave; our ability to successfully commercialize Contrave with a specialty sales force in the United States; the capabilities and performance of various third parties on which we rely for a number of activities related to the manufacture, development and commercialization of Contrave/Mysimba; the estimates of the capacity of manufacturing and our ability to secure additional manufacturing capabilities; our ability to successfully complete the post-marketing requirement studies for Contrave; the therapeutic and commercial value of Contrave/Mysimba; competition in the global obesity market, particularly from existing therapies; our failure to successfully acquire, develop and market additional product candidates or approved products; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential for a Delaware court to determine that one or more of our patents is not valid or that Actavis' proposed generic product is not infringing each of the patents at issue; other legal or regulatory proceedings against us, as well as potential reputational harm, as a result of misleading public claims about us; our ability to maintain sufficient capital to fund our operations for the foreseeable future; our ability to satisfy covenants in the indentures for our outstanding indebtedness, including a requirement in the indenture for our 2016 Notes (as hereinafter defined) that we generate consolidated net product sales of least $100 million for fiscal 2017; our ability to satisfy the applicable listing standards of the NASDAQ Global Market; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

-Given these risks and uncertainties, we urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events, or for any other reason.

Overview

Background.

We are a biopharmaceutical company focused on the treatment of obesity. Our sole product, Contrave, is approved in the United States by the U.S. Food and Drug Administration, or FDA, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index, or BMI, of 30 kg/m 2 or greater (obese), or 27 kg/m 2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. Contrave is a combination of generic drug components, each of which has already received regulatory approval for other indications and has been commercialized in the United States and in a majority of the member countries of the European Union, or the EU.

In September 2014, the FDA notified us that it had approved our new drug application, or NDA, for Contrave extended-release. Our former collaboration partner, Takeda Pharmaceutical Company Limited, or Takeda, commercially launched Contrave in the United States in October 2014. As part of the approval of Contrave by the FDA, we agreed to several post-marketing requirements, including studies to assess the safety and efficacy of Contrave for weight management in obese pediatric patients, a new randomized double-blind, placebo-controlled study to evaluate the effects of long-term treatment with Contrave on the incidence of major adverse cardiovascular, or CV, events in overweight and obese subjects with CV disease or multiple CV risk factors, and a group of short-term trials including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. As of August 2016, all of Takeda’s previous rights and obligations under the collaboration agreement were transitioned to us and we are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave.

In March 2015, the European Commission granted centralized marketing authorization, or CMA, for Contrave (under the name Mysimba) (naltrexone HCl / bupropion HCl prolonged release) as an adjunct to a reduced-calorie diet and increased physical activity, for the management of weight in adult patients ( > 18 years) with an initial BMI of 30 kg/m 2 or greater (obese), or 27 kg/m 2 or greater (overweight) in the presence of one or more weight-related co-morbidities (e.g., type 2 diabetes, dyslipidemia, or controlled hypertension). This authorization is valid in all 28 EU member states, and applies to Norway, Iceland and Lichtenstein in the European Economic Area, or the EEA.

Consistent with our strategy for building a global brand, we have entered into multiple partnerships for the potential commercialization of Contrave/Mysimba outside the United States.  For South Korea, we have entered into a distribution agreement with Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, which obtained regulatory approval of, and has commercially launched, Contrave in South Korea.  For Central and Eastern Europe, we have entered into a distribution agreement with Valeant Pharmaceuticals Ireland, or Valeant, which has commercially launched Mysimba in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia and is advancing plans for the launch of Contrave/Mysimba in other markets in Central and Eastern Europe and Turkey.  For Western Europe, we have entered into distribution agreements for Spain with Laboratorios Farmacéuticos Rovi, S.A., or Rovi; for Italy with Bruno Farmaceutici, S.p.A., or Bruno; for the United Kingdom, or the UK, and Ireland with Consilient Health Ltd., or Consilient; for Denmark, Finland, Norway, Sweden and Iceland with Navamedic ASA, or Navamedic; and for Germany, Austria and France with Cheplapharm Arzneimittel GmbH, or Cheplapharm.  In addition, we have entered into distribution agreements with partners in other regions with whom we are working to obtain the necessary regulatory approvals to permit commercialization of Contrave.  For Australia, New Zealand and South Africa, we have entered into a distribution agreement with Valeant; for Canada, we have entered into a distribution agreement with Valeant; and for the Middle East (covering the countries of Saudi Arabia, the United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq, Iran and Egypt), we have entered into a distribution agreement with Biologix FZCO, or Biologix.

In parallel, we are continuing partnering discussions for Contrave/Mysimba in other markets in the EU and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States. Together, the countries and regions for which we have granted distribution rights to partners to commercialize Contrave/Mysimba, including South Korea, Central and Eastern Europe, Western Europe, Australia and New Zealand, South Africa, Canada and the Middle East are referred to in this Quarterly Report as the Partnered Regions.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In connection with terminating our collaboration agreement with Takeda, our organizational activities have been updated and expanded to include the build out of a sales and marketing team and related quality, regulatory, safety and compliance teams for the takeover of commercial sales of Contrave in the United States that occurred in August 2016.  We have incurred significant net losses since our inception. As of June 30, 2017, we had an accumulated deficit of $744.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and selling, general and administrative expenses. We expect to continue to incur losses for the next several years. Our ability to successfully transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $42.5 million in revenue for the six months ended June 30, 2017, resulting primarily from the sales of Contrave directly by the Company in the U.S. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States. For the six months ended June 30, 2017, we recorded net sales of $35.4 million of Contrave in the U.S.

For the six months ended June 30, 2017, we recorded net product sales of approximately $6.8 million of Contrave/Mysimba to our partners outside of the United States, including commercialization partners, Kwang Dong in South Korea, Rovi in Spain, Valeant in Central and Eastern Europe, and Consilient in the United Kingdom and Ireland.

Other than net product sales to Kwang Dong, Valeant, Rovi, Consilient and other international partners, our ability to generate revenue in the near term will depend solely on the success of our sales of Contrave in the United States. Given the early stage of commercialization, it is difficult to predict the amount of future sales of Contrave or the related revenues we will generate. Future sales of Contrave will depend on, among other factors, the availability and use of Contrave, our ability to continue to market and sell Contrave, and coverage and reimbursement by third-party payors.

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with clinical trials managed by contract research organizations, or CROs and product development efforts. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2017 and 2016. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs of external service providers:
Obesity	$3,433	$10,633	$7,029	$18,438
Other	766	145	1,548	207
Subtotal	4,199	10,778	8,577	18,645
Internal costs	3,009	2,863	6,210	5,827
Stock-based compensation	301	608	895	1,578
Total research and development expenses	$7,509	$14,249	$15,682	$26,050

At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur for the post-marketing requirements of Contrave and any additional clinical trials required for post-marketing requirements of Contrave, under the name Mysimba, by the European Medicines Agency, or the EMA. Future development expenses will depend on the conduct of the randomized, double-blind, placebo-controlled CV outcomes clinical trial, or CVOT, and any other additional clinical trials for Contrave, if any, our financial resources and ongoing assessments as to Contrave’s commercial potential. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The lengthy process of completing our clinical trials, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries and related costs for personnel in executive, commercial and internal support functions, as well as professional fees for legal, consulting and accounting services. In addition, selling, general and administrative expenses include our outsourced sales representatives and other sales and marketing costs necessary for commercializing Contrave. We anticipate selling, general and administrative expenses to increase as we continue to establish our sales and marketing capabilities in the United States.

Interest and Other Income (Expense) net

Interest and Other Income (Expense) consists principally of interest expense incurred on our 2.75% Convertible Senior Notes due 2020, or the 2013 Notes, and our 2.75% Convertible Exchange Senior Notes due 2020, or the 2017 Exchange Notes, offset by our change in the fair value of our financial instruments on our 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, gain on extinguishment of the 2013 Notes, income earned on marketable securities and foreign currency gains and losses. A portion of our business is conducted outside of the U.S. through our Irish foreign subsidiary. The foreign subsidiary keeps its accounting records in its functional currency, the Euro.

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

Additionally, the utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to ownership change limitations that have occurred previously or that could occur in the future.  These ownership changes limit the amount of the net operating loss and research and development tax credit carryforwards and other deferred tax assets that can be utilized to offset   future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.  We have completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2016. As a result of the analysis, it was determined that we experienced several ownership changes during this period with the last one occurring in December 2014.  The analysis to determine the limitation of NOLs and federal credits as a result of the ownership changes has not been finalized. Based on the preliminary analysis of the limitation of our net operating losses and federal credits, deferred tax assets for net operating losses of $189.4 million and $162.5 million for federal and state, respectively, and federal research and development credits of $12.0 million have been removed from the deferred tax asset schedule. A corresponding decrease to the valuation allowance has also been recorded. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the effective tax rate.

During 2015, we expanded our operations internationally. We fully funded our Irish subsidiary with equity and debt and transferred the rights to exploit our intellectual property in markets outside of North America to our Irish subsidiary in exchange for a note. We also entered into a cost sharing arrangement, an intercompany services agreement and other related agreements with our Irish subsidiary which enable it to function as our foreign trading company.  During 2015, we recognized a gain on the transfer of intellectual property to our Irish subsidiary in the amount of $69.7 million.  This gain was eliminated in consolidation for financial reporting purposes, but recognized for U.S. federal income tax purposes, and offset by net operating loss carryforwards for federal income tax purposes.  We incurred federal alternative minimum tax of $1.3 million as a result of the gain and the results of operations in the US, which we recorded to current tax expense for 2015.  We did not incur U.S. federal income tax for 2016 and incurred $133,000 of state income tax expense for 2016.  Our Irish subsidiary generated a tax loss of $26.6 million during 2016 which was fully offset by a valuation allowance.

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

There were no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Results of Operations

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016

Revenues. Revenues for the three months ended June 30, 2017 and 2016 were $23.4 million and $7.8 million, respectively, and primarily represent revenues recognized for the net sales of Contrave. The increase of $15.6 million was due primarily to increased net product sales of approximately $20.7 million of Contrave in the United States recorded by the Company in three months ended June 30, 2017, partially offset by royalty income of $2.5 million and collaboration income of $2.4 million for the three months ended June 30, 2016. As a result of the separation agreement with Takeda, we no longer receive royalties and milestone revenues in 2017 as compared to 2016.

Cost of Sales. Cost of sales were approximately $6.8 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase was attributable to increased product sales in 2017 as compared to 2016.

Research and Development Expenses. Research and development expenses decreased to $7.5 million for the three months ended June 30, 2017 as compared to $14.2 million for the comparable period during 2016. This decrease of approximately $6.7 million was due primarily to a decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities.

Selling, General and Administrative Expenses. Sales, general and administrative expenses, or SG&A, increased to $48.3 million for the three months ended June 30, 2017 from $25.0 million for the comparable period during 2016. Specifically, sales and marketing costs were $38.1 million and $15.9 million for the three months ended June 30, 2017 and 2016, respectively. General and administrative costs were $10.2 million and $9.1 million for the three months ended June 30, 2017 and 2016, respectively. This overall SG&A increase of approximately $23.3 million was due primarily to an increase in sales and marketing department costs of $22.2 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $17.5 million in advertising expenses, an increase of $4.1 million in contract sales expenses and an increase in salaries and personnel related costs of $2.1 million, partially offset by a decrease in market research costs of $1.3 million. The increase in general and administrative costs was primarily due to an increase in legal fees of $1.6 million.

Amortization Expense of Intangible Assets.  We acquired developed technology and tradenames in connection with our acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $2.0 million for the three months ended June 30, 2017.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $700,000 for the three months ended June 30, 2017 and is due to the increased probabilities of the achievement of the contingencies and the passage of time under net present value.

Interest Income.  Interest income decreased to $117,000 for the three months ended June 30, 2017 from $163,000 in 2016. This decrease of approximately $46,000 was primarily due to a decrease in average investment balances.

Interest Expense.  Interest expense decreased to $863,000 for the three months ended June 30, 2017 from $2.0 million in 2016, primarily due to the extinguishment of debt under the 2013 Notes in December 2016 and conversions of 2017 Exchange Notes in 2017.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was $6.0 million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively.  The decrease reflects the change in fair value of the 2016 Notes and the change in the fair value of the 2017 Exchange Notes.

Foreign Currency Gain (Loss), net.  Foreign currency gain, net was $6.3 million for the three months ended June 30, 2017 as compared to the foreign currency loss, net of $1.8 million for the same period in 2016. This increase was primarily due to the fluctuation in the Euro.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

Revenues. Revenues for the six months ended June 30, 2017 and 2016 were $42.5 million and $12.8 million, respectively, and primarily represent revenues recognized for the net sales of Contrave. The increase of $29.7 million was due primarily to increased net product sales of approximately $42.3 million of Contrave recorded by the Company in the six months ended June 30, 2017, partially offset by royalty income of $5.1 million and collaboration income of $4.8 million for the three months ended June 30, 2016. As a result of the separation agreement with Takeda, we no longer receive royalties and milestone revenues in 2017 as compared to 2016.

Cost of Sales. Cost of sales were approximately $13.0 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase was attributable to increased product sales in 2017 as compared to 2016.

Research and Development Expenses. Research and development expenses decreased to $15.7 million for the six months ended June 30, 2017 as compared to $26.1 million for the comparable period during 2016. This decrease of approximately $10.4 million was due primarily to a decrease in expenses in connection with our Contrave CVOT, related proprietary product formulation work and consulting activities.

Selling, General and Administrative Expenses. SG&A expenses increased to $103.6 million for the six months ended June 30, 2017 from $41.5 million for the comparable period during 2016. Specifically, sales and marketing costs were $84.1 million and $20.1 million for the six months ended June 30, 2017 and 2016, respectively. General and administrative costs were $19.5 million and $21.4 million for the six months ended June 30, 2017 and 2016, respectively. This overall SG&A increase of approximately $62.1 million was due primarily to an increase in sales and marketing department costs of $64.0 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $41.4 million advertising expenses, an increase of $12.7 million in contract sales expenses, an increase in salaries and personnel related costs of $6.7 million, an increase in meeting related expenses of $1.0 million and an increase in stock-based compensation expense of $919,000. These increases were partially offset by a decrease in general and administrative costs, primarily due to a decrease in legal fees of $2.5 million and an increase in general and administrative salaries and personnel related costs of $732,000.

Amortization Expense of Intangible Assets.  We acquired developed technology and tradenames in connection with our acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $4.0 million for the six months ended June 30, 2017.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $2.1 million for the six months ended June 30, 2017 and is due to the increased probabilities of the achievement of the contingencies and the passage of time under net present value.

Interest Income.  Interest income decreased to $264,000 for the six months ended June 30, 2017 from $286,000 in 2016. This decrease of approximately $22,000 was primarily due to a decrease in average investment balances.

Interest Expense.  Interest expense decreased to $2.0 million for the six months ended June 30, 2017 from $3.9 million in 2016, primarily due to the extinguishment of debt under the 2013 Notes in December 2016 and conversions of 2017 Exchange Notes in 2017.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was a loss of $22.0 million for the six months ended June 30, 2017 and a gain of $11.6 million same period in 2016. The decrease reflects the change in fair value of the 2016 Notes and the change in the fair value of the 2017 Exchange Notes.

Gain on Extinguishment of Debt.  In February 2017, we exchanged approximately $49.6 million in aggregate of principal amount of 2013 Notes for 2017 Exchange Notes.  As a result of the note exchange, we recorded a gain on extinguishment of debt of approximately $12.3 million during the six months ended June 30, 2017.

Foreign Currency Gain (Loss), net.  Foreign currency gain, net increased to $7.7 million for the six months ended June 30, 2017 from $978,000 for the same period in 2016. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through June 30, 2017, we received net proceeds of approximately $798.3 million from the issuance of equity and convertible debt securities as follows:

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

As of June 30, 2017, we had $36.7 million in cash and cash equivalents and $50.0 million in investment securities, available-for-sale. As of June 30, 2017, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $90.1 million and $53.2 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities was primarily a result of sales and marketing expenses, external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees.

Net cash provided by investing activities was $48.1 million for the six months ended June 30, 2017 and the net cash used in investing activities was $188.0 million for the same period in 2016. In 2017, these amounts are primarily the result of net purchases and maturities of investment securities and the expired restriction of $90.0 million related to 2016 Notes. In 2016, restricted cash and investments increased by $165.0 million as required by the issuance of the 2016 Notes. In 2016, we made a $60.0 million payment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $14.0 million for the six months ended June 30, 2017 and the net cash provided by financing activities was $164.5 million for the six months ended June 30, 2016. In the first half of 2017, we paid $15.0 million to Takeda in accordance with the Separation Agreement. In the first quarter of 2016, we received approximately $164.3 million of net proceeds from the issuance of convertible debt, warrants and preferred stock.

We cannot be certain to what extent we will receive cash inflows from the commercialization of our product candidates beyond the net product sales related to Contrave.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, or OHSU, we issued 7,631 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at June 30, 2017 for Contrave sales was approximately $424,000.

Our future capital uses and requirements depend on numerous factors. These factors include but are not limited to the following:

•	the successful commercialization of Contrave;
•	the scope and cost of the post-marketing requirements for Contrave in the U.S. and Mysimba in the EU;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish with respect to Contrave;
•	the costs of establishing additional sales, marketing and distribution capabilities in order to further commercialize Contrave should we elect to do so;
•	the costs involved in enforcing or defending patent claims or other intellectual property rights;
•	the costs and timing of additional regulatory approvals for Contrave, if any; and
•	the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents and investment securities, available-for-sale, and anticipated product revenue, will be sufficient to meet our projected operating requirements through the next 12 months. There are various risks and uncertainties discussed in this Quarterly Report on Form 10-Q that could significantly impact our current estimates and assumptions regarding our liquidity requirements, including those described in Note 1 to the financial statements in “Part I. Financial Information, Item 1. Financial Statements” and those described in “Part II. Other Information, Item 1A.  Risk Factors”.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, proceeds of potential offerings of our equity securities, debt, receivables or royalty financings and potential future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources and future product revenue will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders. We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the sales of Contrave. As a result of the termination of our collaboration with Takeda, we are solely responsible for developing and commercializing Contrave/Mysimba within the United States and the rest of the world and are responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave, including the new CVOT. We will incur substantial costs as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. We will incur substantial additional development expenses to pay for the new CVOT for Contrave.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of June 30, 2017 consisted primarily of money market funds, certificate of deposits, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, our management has concluded as of June 30, 2017, that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2013, we received a shareholder demand alleging that certain option grants to the President and Chief Executive Officer, Michael A. Narachi, the then-current Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and the then-current Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of our common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of our fiscal years. We refer to this limit as the 162(m) Award Limit. Our board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to our board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of our board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of our board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Internal Revenue Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of our board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action we refer to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserted claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit sought, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint. On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend. An amended complaint was filed on April 8, 2015. The amended complaint asserted the same derivative claims as the original complaint and asserted a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan. On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint. On March 31, 2017, the Court granted the motion to dismiss, dismissing the breach of fiduciary duty claim with prejudice but granting plaintiff twenty-one days leave to amend the breach of contract claim.  On April 21, 2017, plaintiffs and defendants stipulated to dismissal with prejudice of the breach of contract claim.  On April 24, 2017, the court entered judgment dismissing the entire action with prejudice.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of our stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted the lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, the lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. The lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  The appeal has been fully briefed. No hearing date has been set. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome. At this time, we are unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and we have not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of us against certain of our current and former officers and members of our board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action. The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants filed a motion to dismiss on March 27, 2017. A hearing on Orexigen’s and the individual defendants’ motion to dismiss is scheduled for November 17, 2017. Management believes that the claims lack merit and intends to defend against them vigorously. We are unable to estimate possible losses or ranges of losses that may result from this lawsuit and we have not accrued any amounts in connection with this suit.

It is possible that additional securities class action litigation may be brought against us following stock price declines related to the release of information regarding Contrave or clinical trial results, including the Light Study or related to the matters alleged in the May 2013 shareholder demand and/or the Plan Amendment. Any adverse determination in such litigation could subject the Company to significant liabilities.

In April 2015, we and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111, 7,462,626, 8,088,786, 8,318,788, 8,722,085, 8,815,889, and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, we and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our and Takeda’s complaint, and we and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred responsibility for management of this patent infringement lawsuit to Orexigen. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit.  The bench trial concluded on June 7, 2017, and the parties are currently waiting the District Court’s decision.  Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

To date, the majority of our resources have been focused on the research and development of Contrave. In September 2014, the FDA approved our NDA for Contrave extended-release tablets as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with a BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition. In March 2015, the EC granted a CMA for Contrave (under the name Mysimba) that is valid in all 28 EU member states, and also applies to Norway, Iceland and Lichtenstein in the EEA, for Mysimba to be placed on the market. The U.K. held a referendum in June 2016, which resulted in 51.9% of those who turned out to vote electing to leave the EU. According to Article 50 of Treaty of the European Union, any member state may decide to withdraw from the EU in accordance with its own constitutional requirements. When a member state decides to withdraw, it must notify the European Council of its intention. In March 2017, the U.K. notified the European Council of its intention to withdraw from the EU and thereby triggered the Article 50 procedure. The U.K. is now in the process of negotiating its future relationship with the EU.  Article 50(3) of Treaty of the European Union provides that if no agreement is reached two years after notification (March 2019), the U.K. will no longer be a member state of the EU, unless all the other member states agree to extend the negotiation period.  Until the exit procedure provided under Article 50 is completed, the U.K. remains a member state of the EU and EU pharmaceutical laws continues to apply to the U.K. and the CMA for Mysimba will remain valid in the U.K. (and the rest of the EU and EEA).  Once the exit procedure provided under Article 50 is completed, our ability to market and generate revenue from Mysimba in the U.K. will be subject to the terms of the withdrawal agreement, taking account of the framework for the future relationship between the U.K. and the EU.  However, the CMA for Mysimba and our ability to market and generate revenue for Mysimba elsewhere in the EU, Norway, Iceland and Lichtenstein should not be affected.

We are now focused on the commercialization of Contrave in the United States. Our former collaboration partner Takeda commercially launched Contrave in the United States in October 2014. As of August 2016, all of Takeda’s previous rights and obligations under the collaboration agreement were transitioned to us, and we are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world.  Consistent with our strategy for building a global brand, we have entered into multiple partnerships for the potential commercialization of Contrave/Mysimba outside the United States.  For South Korea, we have entered into a distribution agreement with Kwang Dong, which obtained regulatory approval of, and has commercially launched, Contrave in South Korea.  For Central and Eastern Europe, we have entered into a distribution agreement with Valeant, which has commercially launched Mysimba in Bulgaria, Croatia, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia and is advancing plans for the launch of Contrave/Mysimba in other markets in Central and Eastern Europe and Turkey.  For Western Europe, we have entered into distribution agreements for Spain with Rovi; for Italy with Bruno; for the United Kingdom and Ireland with Consilient; for Denmark, Finland, Norway, Sweden and Iceland with Navamedic; and for Germany, Austria and France with Cheplapharm.  In addition, we have entered into distribution agreements with partners in other regions with whom we are working to obtain the necessary regulatory approvals to permit commercialization of Contrave.  For Australia, New Zealand and South Africa, we have entered into a distribution agreement with Valeant; for Canada, we have entered into a distribution agreement with Valeant; and for the Middle East (covering Saudi Arabia, the United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq, Iran and Egypt), we have entered into a distribution agreement with Biologix.  In parallel, we are continuing partnering discussions for Contrave/Mysimba in other markets in the EU and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

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
•

limitations or warnings contained in a product’s FDA-approved labeling, including the “boxed” warning(s) and pregnancy precautions associated with the active pharmaceutical ingredients, or APIs, in Contrave and included in Contrave’s product label;

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

If Contrave does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from our product, and we may not become or remain profitable. In addition, our efforts to educate prospective patients, the medical community and third-party payors on the benefits of our product may require significant resources and may never be successful.

*We have limited sales and marketing experience and resources.

To date, the marketing of Contrave has been focused on large markets traditionally served by general and family practitioners and internists. General physicians number in the several hundred thousand in the United States and hundreds of thousands outside the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In August 2016, we assumed full responsibility for the continued development and commercialization of Contrave in the United States from our former collaboration partner, Takeda. We have never, as an organization, commercialized a product and there is no guarantee that we will be able to do so successfully.  Included in our strategy in the United States is the establishment of a specialty sales force to continue the commercialization of Contrave.  While we have established our commercial team and have hired our U.S. sales force, we will need to continue to further develop the team and our marketing strategy in order to successfully market and sell Contrave in the United States which will require significant time and resources, and our ability to market and sell our product and generate profits from Contrave may be delayed or limited. Our sales organization is currently contracted through a contract sales force. Although the contract sales force consists of sales professionals with experience in the pharmaceutical industry, including many with experience selling weight management products, we cannot assure you that their sales efforts will be effective or produce the results we expect.  We will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  Further, we may face difficulties or delays in obtaining and maintaining the required licenses and permits to sell Contrave in individual states and jurisdictions.

Also included in our strategy in the United States is the use of telemedicine, which is advertised on the brand website for Contrave.  Telemedicine is relatively new and unproven and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. We believe that the successful commercialization of Contrave in the United States may depend on the willingness of patients to use telemedicine to get access to Contrave.  Negative publicity concerning this aspect of our strategy, or the telemedicine market as a whole, could limit market acceptance of this as a way to access Contrave.  Similarly, patient and healthcare provider concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance of this aspect of our strategy.

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

We have entered into an agreement with a contract sales organization to sell Contrave in the United States. We also have entered into agreements with telemedicine providers to make telemedicine service available to patients in certain geographies in the United States as part of our telemedicine pilot program.

We have also entered into multiple partnerships for the potential commercialization of Contrave/Mysimba in the Partnered Regions.  These third parties are not our employees, and we have limited ability to control the amount or timing of resources that they devote to our product.  If these third parties fail to provide adequate resources to our product, fail to meet their contractual obligations to us or fail to comply with applicable laws and regulations, our business will suffer.  Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties also contract with our competitors, it could adversely affect our business.

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

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. We are also required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a thorough QT study, single-dose pharmacokinetic studies in renal and hepatic impairment, and a drug-drug interaction study. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes.  As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A CVOT, which we refer as the CONVENE trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, following the termination of our collaboration with Takeda, we determined that the transfer of the recently-initiated, multi-year CONVENE trial to us from Takeda would have involved substantial complexity due to the scope, size and nature of the trial. After a careful assessment, we determined that the transfer of current clinical trial operations and systems may have resulted in a significant interruption to study conduct and possibly data integrity.  As a result, Takeda terminated the CONVENE trial in April 2016. We notified the clinical trial sites and the FDA of the decision to terminate the CONVENE trial and we expect to finalize a revised protocol and plan to start a new CVOT under our investigational new drug application after conferring with the FDA.  We cannot assure you that a new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT.  Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States, the EEA and South Korea, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

Contrave will also be subject to ongoing requirements established by the FDA and other regulatory authorities in the EU and elsewhere governing the manufacturing, labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information, including, among other things, information related to the stability and consistency and reliability of the quality of Contrave (e.g., strength, purity and potency). These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations and good clinical practice, or GCP, requirements and related requirements in the EU and elsewhere for any clinical trials that we conduct post-approval.

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

*Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States, the EU and South Korea and may adversely impact our ability to maintain regulatory approval in these regions.

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

Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication in the United States (or other countries), we must demonstrate with substantial evidence gathered in adequate and well-controlled clinical trials that the product candidate is safe and effective for use for that target indication.

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

Our ability and our partners’ ability to commercialize our approved product successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish favorable coverage and reimbursement levels for our product and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the applicable regulatory authority. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We cannot provide any assurances that we or our partners will be able to obtain adequate third-party coverage or reimbursement for our product in whole or in part.

The obesity therapy market, in particular, continues to be marked by limited coverage and reimbursement from health insurers and other payors, who have historically viewed obesity as a lifestyle issue. For example, state Medicaid programs in the U.S., administered by individual states for qualifying low-income individuals, are permitted to exclude coverage for weight loss drugs. In addition, weight loss drugs are excluded from coverage under the Medicare Part D prescription drug program for eligible seniors and disabled individuals. Medicare is a federal governmental third-party payor whose policies often are emulated or adopted by other payors. Although the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, has removed longstanding policy language that obesity itself cannot be considered an illness, the agency interprets the Part D exclusion of weight loss drugs as applying to novel obesity therapies. However, CMS has since issued a national policy covering bariatric surgery for co-morbid conditions associated with obesity and extended coverage under the Medicare program for intensive behavioral therapy for beneficiaries with obesity. The benefit provides for screening for obesity and counseling for eligible beneficiaries by primary care providers in physician’s offices. Although third-party payors’ willingness to cover and reimburse obesity-related products and services appears to be changing, as exemplified by Medicare changes, we may continue to face a poor coverage and reimbursement environment.

Outside of the U.S., there is also continued uncertainty as to the extent governmental authorities may establish favorable coverage and reimbursement levels for Contrave/Mysimba.  On July 21, 2017, the UK’s National Institute for Health and Care Excellence, or NICE, published its final appraisal determination to not recommend funding of Mysimba by the National Health Service in England and Wales. We are currently evaluating the actions we may elect to take in response to the recommendation, which could include an appeal, although there can be no assurance that any such efforts will be successful or that NICE will revise its recommendation.

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

In addition, past and future acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•	substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher-than-expected acquisition and integration costs;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

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

*Delays in the commencement of clinical trials, the transfer and delivery of clinical trial information, the transition of clinical trials or completion of clinical trials or the requirement to conduct additional clinical trials could result in increased costs to us and delay or limit our ability to continue development programs, maintain or receive additional regulatory approvals and/or generate revenues.

Delays in the commencement of clinical trials, the transfer and delivery of clinical trial information, the transition of clinical trials, including the transition of any post-marketing studies from Takeda to us, or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain or receive additional regulatory approvals. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information, the transition of clinical trials and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

In addition, each of the constituent drugs of our product has its own side effect profile that is included in the respective current product label. Contrave’s label includes the side effect profiles of each of its constituent drugs, including a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. Moreover, patients may experience side effects that are indicated in the constituent drugs’ labels, as was the case with the side effects experienced by patients in our clinical trials of Contrave. In addition, while the constituent drugs that make up Contrave have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Contrave to date, the safety of the combined use of the constituents of Contrave is not yet fully known, and any future trials may produce side effects not observed to date. Any of the side effects of Contrave, or its individual constituent drugs, could limit the commercial profile of the approved label.

Further, if we or others, including our partners, identify undesirable side effects caused by Contrave, a number of potentially significant negative consequences could result, including:

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

We do not currently possess nor do we plan to implement internal manufacturing or packaging processes. We currently utilize the services of contract manufacturers to manufacture and package our clinical and commercial supplies. These supplies include the formulations of our product’s APIs from our API suppliers, the tablets combining those components and the materials used to package these tablets for commercial use and use in clinical trials. If the contract manufacturers upon whom we rely fail to produce our product in the volumes required on a timely basis, we may face delays in the continued development and commercialization of Contrave.

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and shall continue in effect until December 31, 2019. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, or is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit-worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

*The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of “off-label” uses, and we may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved drugs, such as Contrave. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling, also known as “off-label” promotion. Physicians, including those that prescribe Contrave through a telemedicine platform, may nevertheless prescribe our product for their patients in a manner that is inconsistent with the approved label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. If the FDA determines that our promotional materials or training or the statements made by our sales representatives constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, which could have an adverse impact on our reputation and financial results. Moreover, in the EU, direct-to-consumer advertising for a prescription-only medicine is expressly prohibited by law.

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

We have no material, long-term commitments or supply agreements with any of our API suppliers. Although we may seek to establish additional long-term supply commitments in the future, we may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. Consequently, we and our partners may not be able to successfully commercialize Contrave if we are unable to secure long-term supply commitments for our API components. Further, now that we have sole responsibility for the commercialization of Contrave in the United States, in the future we may not be able to negotiate terms that are consistent with, or as favorable as, terms that were negotiated when we had a large pharmaceutical company as our collaboration partner.

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective drug master files, or DMFs, on file with the FDA or other similar regulatory bodies. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and our partners being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our partners may not be able to successfully commercialize Contrave and/or we and our partners may be unable to meet demand for our product and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States and Europe, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

With regard to off-label substitution at the pharmacy level, we expect that the novel dose ratios and novel pharmacokinetic properties of our product, as well as the differences in its approved indications, provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances only permit pharmacists to substitute generic products for branded products if the products are therapeutic equivalents. Therefore, the lack of therapeutic equivalency should limit generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Contrave, which could significantly diminish its market potential and significantly impact our ability and our partners’ ability to successfully commercialize our product and generate revenues.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This statutory provision expressly allows the FDA to rely, for purposes of approving an NDA, on findings of safety and effectiveness based on data not developed by the filer of the NDA. Under these guidelines, we were able to move directly into Phase II clinical trials for Contrave because our NDA for Contrave relied, in part, upon the FDA’s findings of safety and effectiveness for the previously-approved products that are incorporated into Contrave. In the EU, the individual components or constituents of the fixed dose combination in Contrave (Mysimba) are considered as having a well-established medicinal use pursuant to Part II Section 1 of Annex I to Directive 2001/83/EC. EU pharmaceutical law allows for reference to scientific literature if active substances have been in systematic and documented use as a medicinal product in the EU for at least ten years with recognized efficacy and an acceptable level of safety.  Article 10b of Directive 2001/83/EC regulates active substances used in the composition of authorized medicinal products but not hitherto used in combination for therapeutic purposes. EU pharmaceutical law requires results of new pre-clinical tests or new clinical trials relating to that combination to be provided. However, the applicant is not required to repeat the pre-clinical testing and clinical trials to establish safety and efficacy of the individual constituents or components. Contrave was authorized centrally following a favorable benefit/risk assessment provided by the European Medicines Agency based upon a full dossier submitted under Article 8(3) of Directive 2001/83/EC. Therefore, it is treated as a new reference medicinal product and benefits from a separate period of regulatory data and market protection.

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

To the extent that a Section 505(b)(2) application relies on the FDA’s finding of safety and effectiveness of a previously-approved drug, the applicant is required to make certifications to the FDA with respect to any patents listed for the approved product in the FDA’s publication called “Approved Drug Products with Therapeutic Equivalence Evaluations,” otherwise known as the “Orange Book.” Specifically, the applicant must certify when the application is submitted that: (1) there is no relevant patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use, or sale of the new product. A certification that the new product will not infringe the already-approved product’s Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the 505(b)(2) applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner. We have made paragraph IV certifications that Contrave does not infringe the bupropion ER formulation patents listed in the Orange Book, and have sent the appropriate notice to the patent holder and NDA holder.

*We have received three-year Hatch-Waxman exclusivity in the U.S. for Contrave, but have already received patent certifications and are engaged in litigation that may permit the FDA to approve an ANDA to Contrave as early as October 2017.

We have obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years, although the FDA may accept and commence review of such applications. In April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis Laboratories Fl., Inc. and certain of its affiliates, which we refer to collectively as Actavis, on the basis that Actavis’ proposed generic products infringe certain patents for Contrave.  In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.  In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims.  Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties.  In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to

begin in June 2017.   After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868.  In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms.  In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred to us the responsibility for management of this patent infringement lawsuit. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit.  The bench trial concluded on June 7, 2017, and the parties are currently waiting the District Court’s decision.  Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.  However, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same new indication we are studying before we do, our approval of the new indication could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

*We may never receive approval or commercialize our products outside of the United States, the EU or other countries in the Partnered Regions in which we or our commercialization partner(s) have approval for Contrave.

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

Failure to obtain regulatory approval for Contrave in other countries outside of the United States, the EU or other countries in the Partnered Regions in which we or our commercialization partner(s) have approval for Contrave, or any delay or setback in obtaining such approval, could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that Contrave may not be approved for all indications requested, which could limit the uses of Contrave and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.

The use of our product in clinical trials and the sale of our product expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

For example, in March 2010, the President signed into law one of the most significant health reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, substantially changes the way health care is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, among other things, the following measures:

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

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of healthcare treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA also appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

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

In the EU and some other international markets, governments or payors have adopted local policy to contain costs for provisions of health care at low cost to consumers and to regulate pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system. Many countries have announced or implemented measures to reduce healthcare costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. If our product is approved in these markets, these measures may negatively impact our revenues. In addition, certain countries set prices by reference to the prices in other countries where approved products are marketed.

Thus, our inability to secure adequate prices for our products, if approved, in a particular country may not only limit the marketing of these products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third-party cross border trade or influence our decision to sell or not to sell a product, if approved, thus adversely affecting our revenues.

We cannot predict what effect the PPACA or other healthcare reform or cost control initiatives that may be adopted in the future will have on our business. Further, there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, and we expect there will be additional challenges and amendments to the Health Care Reform Law in the future, particularly with the change in the U.S. Presidential administration. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our senior management, particularly Michael A. Narachi, our President and Chief Executive Officer, and Thomas R. Cannell, our Chief Operating Officer and President of Global Commercial Products. Although we have employment agreements with each of our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we may not be able to retain their services as expected. If we lose any members of our senior management team, including Mr. Narachi and Dr. Cannell, we may not be able to find suitable replacements, and our business may be harmed as a result. We are not aware of any key personnel who has plans to retire or leave our company in the immediate future. In addition to the competition for personnel, the San Diego area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

•

federal false claims laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent, and which may apply to entities like us which promote pharmaceutical products and provide coding and billing advice to customers, and under the PPACA, through which the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims laws;

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product could be delayed.

Risks Related to Intellectual Property

*Our market opportunity for Contrave may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product, these applications may not issue on a timely basis or at all.

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent is expected to expire in March 2025, and the Weber/Cowley methods patent is expected to expire in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, as EP1617832B1, and provides protection for Contrave in the various EPO countries in which the patent has been registered. A second counterpart application to the Weber/Cowley patent has been issued as EP2316456B1.  Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified. If a competitor is willing to challenge the scope or validity of the Weber/Cowley patents, the competitor could file an NDA seeking approval for three years after the date we obtained approval from the FDA of the NDA for Contrave.  For example, in April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis’ proposed generic products infringe certain patents for Contrave.  In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.  In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims.  Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties.  In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017.  After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,916,195 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868.  In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms.  In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred to us the responsibility for management of this patent infringement lawsuit. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit.  The bench trial concluded on June 7, 2017, and the parties are currently waiting the District Court’s decision.  Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which are expected to expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2089005 B1. In addition, the dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which are expected to expire in November 2027. U.S. patent numbers 8,815,889 and 9,457,005, directed to methods of treating insulin resistance using Contrave, including in obese patients, are expected to expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837 which are expected to expire in February 2030 and June 2027, respectively. U.S. patent numbers 8,969,371, 9,119,850 and 9,633,575, which are expected to expire in July 2034 and June 2033, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event.  U.S. patent number 9,248,123, which is expected to expire in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder.  The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have issued patents and pending patent applications in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

*We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product.

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for Contrave in certain foreign countries, we do not currently have widespread patent protection for Contrave outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent, in part, upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. We may face competition from the off-label use of other dosage forms of the generic components in our product. In addition, others may attempt to commercialize our product combination in the countries of the EU, Canada, Mexico, Japan or other markets, in some of which we do not have patent protection for our product. Due to the lack of patent protection for these combinations in some territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR component of our product (naltrexone IR) in those other territories. The off-label use of the generic IR component in the United States or the importation of the generic IR component from foreign markets could adversely affect the commercial potential for our product and adversely affect our overall business and financial results.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the EU, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the EU, Japan and Russia for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the EU and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Australia, Brazil, Canada, the EU, Lebanon, Mexico, Russia, Japan, Saudi Arabia and South Korea and have pending applications in Bahrain, Canada,

China, Egypt, India, Iran, Jordan, Kuwait, Oman, Qatar, South Africa and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services is pending Canada. The Contrave logo is registered in the U.S., Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services.  We have obtained trademark registrations in Albania, Australia, the EU, Norway, South Korea, Switzerland and Turkey for the same mark.  In addition, applications for the mark MYSIMBA are pending in Bosnia and Herzegovina, Canada, Macedonia, Montenegro, Kosovo, Serbia, South Africa and India. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of June 30, 2017, we had an accumulated deficit of approximately $744.8 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

*We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and we assumed responsibility for developing and commercializing Contrave within the United States and the rest of the world in August 2016. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability and/or our partners’ ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	effectively market and sell Contrave in the United States;
•	maintain regulatory approval of Contrave/Mysimba in the EU and our partner’s ability to do so in South Korea;
•	manufacture commercial quantities of Contrave at acceptable cost levels; and
•	effectively market and sell Contrave/Mysimba in the Partnered Regions and elsewhere outside the United States, if approved.

We anticipate incurring significant costs associated with the continued development and commercialization of our approved product, Contrave. We do not expect to be profitable in the near future, if ever. If we or our partners are unable to generate product revenues, we will not become sustainably profitable and may be unable to continue operations without continued funding.

*We may need additional funds and/or need to enter into additional collaborative or other agreements in order to fund research and development activities, including post-marketing studies or clinical trials for Contrave/Mysimba, and commercialize Contrave in the United States and Contrave/Mysimba outside the United States, and we may be unable to raise capital when needed or be able to enter into such an agreement, which would force us to delay, reduce or eliminate research, development, and commercialization activities.

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

The amount and timing of our potential future funding requirements will depend on many factors, including, but not limited to:

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
•

the costs of establishing additional sales, marketing and distribution capabilities in order to further commercialize Contrave/Mysimba in the United States and geographies outside the United States, should we elect to do so;

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

In March 2016, we sold $165 million aggregate principal amount of 2016 Notes, initially convertible into an aggregate of up to 21,999,999 shares of common stock and related warrants to purchase up to 21,999,999 shares of common stock.  In September 2015, we sold 2,000,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock. In December 2013, we sold $115 million aggregate principal amount of 2013 Notes, of which approximately $80.0 million in aggregate principal amount was outstanding as of December 31, 2016 and of which approximately $49.6 million in aggregate principal was exchanged for new 2017 Exchange Notes of equal principal amount in February 2017.  Any conversions or exercises of some or all of these 2016 Notes, 2013 Notes, 2017 Exchange Notes or warrants, as applicable, will result in additional dilution of existing stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Debt, receivables and royalty financings typically contain covenants that restrict operating activities and may impair our ability to in-license potential products or product candidates. Debt, receivables and royalty financings may also be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership.

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

*Our outstanding convertible notes may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March 2016, we sold $165 million aggregate principal amount of 2016 Notes and related warrants.  The 2016 Notes may be converted, under the conditions specified in those 2016 Notes, into shares of our common stock and the warrants may be exercised, under the conditions specified in those warrants, into shares of our common stock.

In addition, in December 2013, we sold $115.0 million aggregate principal amount of 2013 Notes. In December 2016, we repurchased 2013 Notes representing an aggregate of approximately $35.0 million in principal.  In February 2017, we exchanged approximately $49.6 million in aggregate of principal amount of 2013 Notes for 2017 Exchange Notes of equal principal amount.  We will be required to pay interest on the 2013 Notes and 2017 Exchange Notes until they come due, are called by us, or are converted, and the payment of that interest will reduce our net income. The sale of the 2013 Notes may also affect our earnings per share figures, as accounting requirements require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2013 Notes are convertible. On June 27, 2014, our stockholders approved a flexible conversion option that allows us to pay the conversion right on these 2013 Notes in cash and/or shares. The flexible conversion right may allow us to exclude from the earnings per share calculation the shares of our common stock into which the 2013 Notes are convertible. However, we cannot guarantee that the flexible conversion option would result in the accounting treatment described above. The 2013 Notes may be converted, under the conditions and at the premium specified in those 2013 Notes, into shares of our common stock and/or into the cash equivalent of shares of our common stock.

Upon the occurrence of certain fundamental changes or, in the case of the 2016 Notes, adverse events related to the regulatory approval for and commercialization of Contrave, and net sales of the Company, holders of the 2013 Notes, 2017 Exchange Notes and 2016 Notes will, at their option, have the right to require us to repurchase for cash all or a portion of their notes, pursuant to the terms and conditions set forth in the applicable indenture.

If converted into shares, the 2016 Notes, 2017 Exchange Notes and 2013 Notes will result in the dilution of our shareholders. Also, when exercised, the warrants that we issued in connection with the 2016 Notes will result in the dilution of our shareholders.  Further, if repurchased, converted or exercised into cash, the 2013 Notes, the 2017 Exchange Notes, the 2016 Notes and the related warrants may require the payment of significant additional amounts to the holders of these securities. The payment of the interest payments, the repayment of the principal, the potential payment of the conversion premium and/or cash exercise amounts and the potential repurchase of the 2016 Notes, the 2017 Exchange Notes and the 2013 Notes will require the use of a substantial amount of our cash, and if such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2016 Notes, the 2017 Exchange Notes and the 2013 Notes and the obligations we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities, which may reduce or impair our ability to acquire new businesses or invest in our existing businesses.

*The Holders of our 2016 Notes have the right to require us to repurchase, for cash, their 2016 Notes in the case of certain fundamental changes or adverse changes related to the regulatory approval for and commercialization of Contrave and net sales of the Company.

The indenture for our 2016 Notes provides that the holders of the 2016 Notes will, at their option, have the right to require us to repurchase, for cash, all or a portion of their 2016 Notes in certain circumstances, including: (a) a change in control of the company or other fundamental changes; (b) our common stock ceases to be listed or quoted on the NASDAQ Global Select Market or Global Market; and (c) following specific adverse events related to our business that include: (i) a suspension or withdrawal, by the FDA, of the marketing approval of Contrave; (ii) changes to the drug label for Contrave or the implementation of a REMS for Contrave, in any case, in a manner that would be reasonably expected to have a materially adverse impact on annual net sales of Contrave in the United States; (iii) we cease selling Contrave in the United States, either ourselves or through affiliates, distributors, partners or licensees; (iv) approval, by the FDA, of an ANDA for a AB-rated generic version of Contrave and actual sales of such generic version in the United States; and (v) consolidated net product sales for fiscal year 2017 that are less than $100 million, in aggregate.  Certain of the events that would trigger the repurchase obligation are outside of our control, including certain of the events that would be classified as a change in control or fundamental change.  We cannot assure you that we will avoid these events.  For example, given our and our distribution partners’ limited history selling and forecasting sales for Contrave/Mysimba in the United States and worldwide, we cannot guarantee that consolidated net product sales for fiscal year 2017 will be greater than or equal to $100 million. If we are required to repurchase the 2016 Notes, it will require a significant amount of cash, and if such cash is not available, we may be required to enter into alternate financing arrangements at terms that may or may not be desirable.

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

*If we fail to satisfy applicable listing standards, including compliance with the minimum market value of listed securities requirement, our common stock may be delisted from the NASDAQ Global Market.

On June 28, 2017, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market notifying us that, based upon its review for the last 30 consecutive business days, we did not meet the continuing listing requirements of NASDAQ Marketplace Rule 5450(b)(2)(A), which requires that we maintain a minimum market value of listed securities of at least $50 million.

NASDAQ also informed us that we did not meet the alternative continued listing standards based on minimum stockholders’ equity or total assets/total revenue. The notification from the NASDAQ Stock Market does not have an immediate effect on the listing of our common stock and our common stock will continue to trade on the NASDAQ under the symbol “OREX”. Under NASDAQ’s Listing Rules, we have 180 calendar days from the date of the notification to regain compliance. If, at any time during this period, the market value of our common stock closes at $50 million or more for a minimum of 10 consecutive business days, we will regain compliance with this requirement. Moreover, if we have at least $50 million of total revenue and at least $50 million of total assets for the fiscal year ended December 31, 2017, we may regain compliance through the continuing listing requirements of NASDAQ Marketplace Rule 5450(b)(3)(A). If we are unable to regain compliance during the 180-day period, we will receive an additional notification that our securities are subject to delisting. We could, at that time, request a hearing to remain on the NASDAQ Global Market, which request will ordinarily suspend such delisting determination until a decision is made by NASDAQ subsequent to the hearing. Alternatively, we could apply for listing on the NASDAQ Capital Market, provided we meet the continued listing requirements of that market.

There can be no assurances, however, that we will be successful in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the NASDAQ Global Market. Delisting from the NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. In addition, under the terms of the indentures for our 2013 Notes, 2016 Notes and 2017 Exchange Notes, the delisting of our common stock from the NASDAQ Global Select Market or Global Market would give noteholders the right to require us to repurchase, for cash, all or a portion of their notes.  Requests to repurchase all or any portion of our outstanding notes would require a significant amount of cash, and if such cash is not available, we would be required to enter into alternate financing arrangements on terms that may or may not be desirable.  Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by the NASDAQ the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

*We may lose the ability to use our net operating loss, or NOL, carryforwards, which could prevent or delay us from offsetting future taxable income.

We have incurred substantial losses during our history and do not expect to become profitable in 2017 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Our federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively. Additionally, the future utilization of our net operating loss carryforwards and credits to offset future taxable income is subject to annual limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of ownership changes that have occurred in prior years or may occur in the future, which could defer our ability to utilize or prevent us from fully utilizing our net operating loss carryforwards, and credits, which could have an adverse effect on our results of operations. We completed an ownership change analysis in accordance with Section 382 from inception through December 31, 2015. As a result of the study, it was determined that we experienced several ownership changes during the studied period. We have reduced our NOL and credit carryforwards as disclosed in our financial statement for the effect of Sections 382 and 383.

Risks Relating to Securities Markets and Investment in Our Stock

*The market price of our common stock has fluctuated and is likely to continue to fluctuate, which could reduce the market price of our common stock.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended June 30, 2017, the price per share for our common stock on the NASDAQ Global Market has ranged from a low sale price of $2.42 to a high sale price of $3.81. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;
•

FDA or international regulatory actions, announcements and public disclosures, including failure to maintain regulatory approval for Contrave in the EU or South Korea or receive approval in other additional foreign jurisdictions;

•

announcements regarding our clinical trials, including the randomized, open-label clinical trial of overweight or obese patients we completed in 2015 (which we refer to as the Ignite Study), the Light Study and the post-marketing required clinical trials for Contrave;

•

announcements regarding our competitors, including Vivus’, Novo Nordisk’s and Eisai’s approved obesity products, including sales, safety and efficacy results, and their respective regulatory submissions and/or the results of their respective clinical trials;

•	announcements regarding our other competitors’ regulatory submissions and/or the results of their clinical trials;
•	announcements regarding our relationships with third parties;
•	announcements regarding bupropion or naltrexone;
•	announcements regarding manufacturing or supply developments for Contrave;
•	failure of any of our products to achieve commercial success;
•	developments concerning current or future strategic collaborations;
•	announcements of the introduction of new products by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements concerning product development results or intellectual property rights of others;
•	litigation or public concern about the safety of our products;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	healthcare reform measures and other third-party coverage and reimbursement policies;
•	changes in or announcements relating to third-party coverage and reimbursement policies for Contrave/Mysimba; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

In addition, persons who were our stockholders prior to the sale of shares in our IPO continue to hold a substantial number of shares of our common stock that they may be able to sell in the public market, subject to the limitations of Rule 144 of the Securities Act of 1933, as amended. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. For example, certain of our executive officers have established selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting specified sales of our common stock over a specified period of time.

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

As of June 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 28.7% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our stock.

We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

In May 2013, we received a shareholder demand alleging that certain option grants to our President and Chief Executive Officer, Michael A. Narachi, our then-current Chief Business Officer and acting-Chief Financial Officer, Joseph P. Hagan, and our then-current Senior Vice President, General Counsel and Secretary, Heather D. Turner, in 2011 were granted in excess of the 1,500,000 share limit set forth in Section 3.3 of the Orexigen Therapeutics, Inc. 2007 Equity Incentive Award Plan, or Plan, as to the number of shares of our common stock with respect to which one or more stock awards may be granted to any one eligible participant during any of our fiscal years. We refer to this limit as the 162(m) Award Limit. Our board of directors established a demand review committee composed of independent directors to conduct an investigation with respect to the shareholder demand and to make recommendations to our board of directors. The demand review committee engaged independent counsel as part of its investigation and evaluated (1) the terms of the Plan, (2) the initial issuance procedures for the option grants to Mr. Narachi, Mr. Hagan and Ms. Turner during 2011, (3) the authority available to the compensation committee of our board of directors under its charter and the Plan, (4) the expectations of the award recipients and (5) the intent of our board of directors and the compensation committee regarding the availability of an exemption from the deductibility limitations of Section 162(m) of the Code for such option grants. Following its investigation, the demand review committee determined that the 162(m) Award Limit first became effective as of June 2, 2011, and that, therefore, awards granted under the Plan prior to June 2, 2011, did not count toward the 162(m) Award Limit. The demand review committee determined that the awards granted to Mr. Hagan between June 2, 2011 and December 31, 2011 did not exceed the 162(m) Award Limit. The demand review committee further determined that the options granted to Mr. Narachi and Ms. Turner, including the portion of such awards in excess of the 162(m) Award Limit, were validly approved under the Plan, although the portion of those awards in excess of the 162(m) Award Limit does not qualify as performance-based compensation under Section 162(m). In September 2013, the compensation committee amended the Plan, with the approval of our board of directors, to take the following actions: (1) to clarify that the 162(m) Award Limit only applies to awards or the portion thereof intended to qualify as performance-based compensation under Section 162(m); and (2) to confirm that the compensation committee has the authority to make awards in excess of the 162(m) Award Limit, which board action we refer to as the Plan Amendment. The Plan Amendment is deemed effective as of June 10, 2011, consistent with the authority of the compensation committee as administrator of the Plan as of that date. Any grants under the Plan in excess of the 162(m) Award Limit are not intended to qualify as performance-based compensation under Section 162(m).

On December 9, 2013, the same shareholder who made a demand on the board in May 2013 filed a derivative lawsuit purportedly on behalf of us against certain of our officers and current and former members of our board of directors in the United States District Court for the Southern District of California, captioned Turgeman v. Narachi, et al. The lawsuit asserted claims for breach of fiduciary duty, waste and unjust enrichment based on, among other things, the alleged grant of stock options to certain officers in excess of the 162(m) Award Limit, repricing stock options allegedly in violation of our equity incentive plan, the board of directors’ conduct in responding to the May 2013 shareholder demand, and making allegedly false and misleading statements. The lawsuit sought, among other things, declaratory relief, corporate governance reforms, rescission of certain stock option awards, rescission of the Plan Amendment, injunctive relief, damages, restitution, disgorgement and attorney’s fees. On July 23, 2014, we and the individual defendants filed a motion to dismiss the Turgeman complaint.  On March 9, 2015, the court granted the motion to dismiss with thirty days leave to amend.  An amended complaint was filed on April 8, 2015.  The amended complaint asserted the same derivative claims as the original complaint and asserted a putative claim on behalf of plaintiff and our shareholders for breach of contract for alleged violations of the 2007 Equity Incentive Plan.  On May 8, 2015, we and the individual defendants filed a motion to dismiss the amended complaint.  On March 31, 2017, the Court granted the motion to dismiss, dismissing the breach of fiduciary duty claim with prejudice but granting plaintiff twenty-one days leave to amend the breach of contract claim. On April 21, 2017, plaintiffs and defendants stipulated to dismissal with prejudice of the breach of contract claim.  On April 24, 2017, the court entered judgment dismissing the entire action with prejudice.

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims.  On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff.  On August 20, 2015, the lead plaintiff filed a consolidated complaint.  The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015.  It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study.  The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief.  On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice.  The Court granted the lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice.  On June 16, 2016, the lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint.  As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016.  The lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  The appeal has been fully briefed. No hearing date has been set. Defendants filed their answering brief on February 2, 2017 and the lead plaintiff filed a reply brief on February 16, 2017.  No hearing date has been set.  Although management believes that this appeal lacks merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

On June 3, 2016, plaintiff Ben Wilkin, a shareholder who had previously made a shareholder demand to inspect certain books and records of the Company, filed a derivative lawsuit purportedly on behalf of us against certain of our current and former officers and members of the board of directors in the Delaware Chancery Court, captioned Wilkin v. Narachi, et al. The lawsuit asserts claims for breach of fiduciary duty and waste of corporate assets based on essentially the same set of facts underlying the Colley, Stefanko and Yantz consolidated class action.  The lawsuit seeks, among other things, damages, corporate governance reforms, injunctive relief, restitution, disgorgement and attorney’s fees. Orexigen and the individual defendants filed a motion to dismiss on October 31, 2016, asserting that plaintiff failed to plead demand futility and otherwise failed to state a claim.  Instead of opposing the motion to dismiss, on January 13, 2017, plaintiff filed an amended complaint pursuant to Chancery Rule 15(aaa).  The amended complaint asserts nearly identical allegations and claims as the original complaint.  Orexigen and the individual defendants filed a motion to dismiss on March 27, 2017. A hearing on Orexigen’s and the individual defendants’ motion to dismiss is scheduled for November 17, 2017.  Management believes that the claims lack merit and intends to defend against them vigorously.

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

101

The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

X

#

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 9, 2017	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Jason A. Keyes
Jason A. Keyes SVP, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.2	02/16/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-8	333-175071	3.2	06/22/2011

3.3	Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.4	02/16/2007

3.4	Amendment to Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/03/2014

3.5	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock	8-K	001-33415	3.1	03/25/2016

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/11/2016

4.1	Form of Common Stock Certificate	S-1/A	333-139496	4.1	04/09/2007

4.1	Form of Warrant to Purchase Common Stock	8-K	001-33415	4.1	12/15/2011

4.2	Indenture dated as of December 6, 2013, by and between Orexigen Therapeutics, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-33415	4.1	12/09/2013

4.3	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.1	09/10/2015

4.4	Investor Rights Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc., Baupost, and the other investors party thereto	8-K	001-33415	10.2	03/15/2016

4.5	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/15/2016

4.6	Indenture, dated as of March 21, 2016, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020	8-K	001-33415	4.1	03/25/2016

4.7	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.4	03/15/2016

4.8	Supplemental Indenture, dated December 19, 2016, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	12/20/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Supplemental Indenture, dated February 16, 2017, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	02/17/2017

4.10	Indenture, dated as of February 23, 2017, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee (and form of Note related thereto)	8-K	001-33415	4.1	02/24/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X
X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

X

#

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.