Form 10-Q/A
period 2017-06-30
Orexigen Therapeutics, Inc.
filed 2017-08-14
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Overview

Orexigen Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to correct the reference number of one patent that the Company dropped in its litigation matter with Actavis Laboratories FL, Inc., as described in Part II, Item 1. “Legal Proceedings” in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (the “Original 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2017 (the “Original Filing Date”).

The disclosure in the Original 10-Q incorrectly references U.S. Patent No. 8,916,195 as having been dropped by the Company following its review of Actavis’ ANDA. The disclosure should have instead referenced U.S. Patent No. 8,815,889. To correct the referenced patent number in Part II, Item 1, the Company is required under Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to amend and restate the item in its entirety.

As a result of the various proceedings in this matter, the following three patents remain at issue and were the three patents subject to the bench trial that concluded on June 7, 2017:

•	U.S. Patent No. 7,375,111 (which is expected to expire in March 2025);

•	U.S. Patent No. 7,462,626 (which is expected to expire in July 2024); and

•	U.S. Patent No. 8,916,195 (which is expected to expire in February 2030).

The parties are currently waiting the District Court’s decision regarding this matter. There are no changes to the status of the litigation proceedings from what was previously disclosed in the Original 10-Q.

Effect of Amendment

As required pursuant to Rule 12b-15 of the Exchange Act, Part II, Item 1 of the Original 10-Q is hereby amended and restated in its entirety. In addition, as required by Rule 12b-15, new certifications by our principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed as exhibits to this Amendment. No other changes have been made to the Original 10-Q. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way the other disclosures made in the Original 10-Q.

OREXIGEN THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

(Amendment No.  1)

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In April 2015, we and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleges that U.S. Patent Nos. 7,375,111, 7,462,626, 8,088,786, 8,318,788, 8,722,085, 8,815,889, and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, we and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA will be stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our and Takeda’s complaint, and we and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities will be bound to judgments and orders of the court against Actavis and will be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,815,889 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred responsibility for management of this patent infringement lawsuit to Orexigen. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit. The bench trial concluded on June 7, 2017, and the parties are currently waiting the District Court’s decision. Although we plan to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and we cannot predict the outcome.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.					X

X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OREXIGEN THERAPEUTICS, INC.

Date: August 14, 2017	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Jason A. Keyes
Jason A. Keyes SVP, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.					X

X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended.