Form 10-Q
period 2017-09-30
Orexigen Therapeutics, Inc.
filed 2017-11-14
CIK 1382911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of November 10, 2017, the registrant had 16,603,831 shares of Common Stock ($0.001 par value) outstanding.

OREXIGEN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Orexigen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)	(See Note below)
Assets
Current assets:
Cash and cash equivalents	$45,577	$92,494
Accounts receivable, net	19,103	1,102
Investment securities, available-for-sale	24,990	11,499
Restricted cash and investments	—	90,005
Inventory	16,105	23,193
Prepaid expenses and other current assets	6,510	6,168
Total current assets	112,285	224,461
Property and equipment, net	702	1,044
Intangible assets	70,108	76,061
Other long-term assets	464	2,835
Restricted cash	188	188
Total assets	$183,747	$304,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,933	$15,210
Accrued expenses	44,061	30,412
Contingent consideration	—	15,000
Deferred revenue, current portion	1,238	4,738
Total current liabilities	56,232	65,360
Long-term contingent consideration	8,400	6,800
Long-term convertible debt	25,367	64,279
Long-term convertible debt, at fair value	146,234	101,900
Deferred revenue, less current portion	6,538	5,863
Commitments and contingencies
Series Z preferred stock, $0.001 par value, 219,994 shares issued and outstanding at September 30, 2017 and December 31, 2016	3,343	3,343
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; 219,994 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2017 and December 31, 2016; 15,601,157 and 14,616,751 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	16	15
Additional paid-in capital	710,607	698,229
Accumulated other comprehensive income (loss)	(7,345)	4,011
Accumulated deficit	(765,645)	(645,211)
Total stockholders’ equity (deficit)	(62,367)	57,044
Total liabilities and stockholders’ equity	$183,747	$304,589

See accompanying notes.

Note: The Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$18,768	$5,241	$61,041	$8,176
Collaborative agreement	135	895	363	5,689
Royalties	—	866	—	5,961
Total revenues	18,903	7,002	61,404	19,826
Cost of product sales	4,037	1,940	17,066	3,724
Operating expenses:
Research and development	5,776	5,254	21,458	31,304
Selling, general and administrative	30,367	35,103	133,925	76,645
Pre-existing settlement gain	—	(80,229)	—	(80,229)
Amortization expense of intangible assets	1,985	1,408	5,953	1,408
Change in fair value of contingent consideration	(500)	1,000	1,600	1,000
Total operating expenses	37,628	(37,464)	162,936	30,128
Loss from operations	(22,762)	42,526	(118,598)	(14,026)
Other income (expense):
Interest income	180	239	444	525
Interest expense	(794)	(1,988)	(2,830)	(5,878)
Change in fair value of financial instruments	(628)	6,100	(22,668)	17,700
Gain on extinguishment of debt	—	—	12,316	—
Foreign currency gain (loss), net	3,175	786	10,902	1,764
Total other income (expense)	1,933	5,137	(1,836)	14,111
Net income (loss) - basic	$(20,829)	$47,663	$(120,434)	$85
Net income (loss) - diluted	$(20,829)	$40,963	$(120,434)	$85
Basic net income (loss) per share	$(1.35)	$3.27	$(7.94)	$0.01
Diluted net income (loss) per share	$(1.35)	$1.12	$(7.94)	$0.01
Basic shares used in computing net income (loss) per share	15,440	14,587	15,164	14,570
Diluted shares used in computing net income (loss) per share	15,440	36,615	15,164	14,570

See accompanying notes.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(20,829)	$47,663	$(120,434)	$85
Other comprehensive loss
Foreign currency translation gain (loss)	(3,320)	(830)	(11,373)	(1,984)
Unrealized gain on investment securities, available for sale	11	(43)	17	14
Other comprehensive loss	(3,309)	(873)	(11,356)	(1,970)
Comprehensive gain (loss)	$(24,138)	$46,790	$(131,790)	$(1,885)

See accompanying notes.

Orexigen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$(120,434)	$85
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of debt discount	1,298	3,413
Change in fair value of financial instruments	22,669	(17,700)
Gain from pre-existing settlement	—	(80,229)
Gain from extinguishment of debt	(13,869)	—
Change in fair value of contingent consideration	1,600	1,000
Amortization of intangible assets	5,953	1,408
Depreciation	344	310
Stock-based compensation	8,525	7,894
Unrealized foreign currency gain	(10,968)	(1,301)
Other non-cash adjustments	23	474
Changes in operating assets and liabilities:
Accounts receivable, net	(17,882)	4,731
Inventory	7,635	618
Prepaid expenses and other current assets	(324)	(3,826)
Other assets	2,358	(2,150)
Accounts payable and accrued expenses	10,529	13,060
Deferred revenue	(3,794)	(3,643)
Deferred rent and lease incentives	—	(150)
Net cash used in operating activities	(106,337)	(76,006)
Investing activities
Purchases of investment securities, available-for-sale	(89,962)	(23,600)
Maturities of investment securities, available-for-sale	76,498	80,605
Restricted cash and investments	90,000	(165,229)
Purchase of Contrave - net	(3,414)	(60,435)
Purchase of property and equipment	—	(286)
Net cash provided by (used) in investing activities	73,122	(168,945)
Financing activities
Payment for conversions of 2017 Exchange Notes	(1,375)	—
Contingent payment to Takeda	(12,900)	—
Proceeds from convertible debt issuance	—	120,000
Proceeds from issuance of warrants	—	41,000
Proceeds from issuance of Series Z Preferred Stock	—	3,343
Proceeds from issuance of common stock	438	139
Net cash provided by (used in) financing activities	(13,837)	164,482
Effect of exchange rate changes on cash	135	(526)
Net decrease in cash and cash equivalents	(46,917)	(80,995)
Cash and cash equivalents at beginning of period	92,494	155,422
Cash and cash equivalents at end of period	$45,577	$74,427
Supplemental disclosure of non-cash financing information:
Interest paid	$1,000	$—
Conversions of 2017 Exchange Notes	$4,689	$—
Liability incurred to acquire Contrave	$—	$5,442
Taxes paid	$175	$—

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

The Company’s primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, raising capital, and preparing for the marketing and commercialization of its sole product, Contrave®, in the United States. Contrave was launched commercially in the United States by the Company’s former partner, Takeda Pharmaceutical Company Limited, or Takeda, in October 2014. In August 2016, the collaboration agreement between the Company and Takeda was terminated and the Company is now solely responsible for developing and commercializing Contrave within the United States and the rest of the world. The Company has experienced losses since its inception, and as of September 30, 2017, had an accumulated deficit of $765.6 million. The Company expects to continue to incur losses for at least the next several years. The Company’s ability to successfully transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure, and until that time, the Company may need to continue to raise additional equity or debt financing.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company follows the provisions of the Financial Accounting Standards Board, or the FASB, Accounting Standard Codification, or ASC, Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued.  Furthermore, the standard does not permit management, in performing its evaluation, to take into consideration the potential mitigating effects of plans or actions that have not been fully implemented or concluded as of the date the financial statements are issued.

In performing its evaluation, management first assessed the Company’s ability to satisfy a covenant under the indenture for its 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, that provides the noteholders with a redemption right after June 30, 2018 if consolidated net product sales (a non-GAAP measure defined in the indenture as the Company’s net sales plus aggregate net sales by the Company’s distributors outside the United States) for fiscal year 2017 are less than  $100 million.  Given the Company’s and its distribution partners’ limited history of selling and forecasting sales for Contrave and Mysimba in the United States and worldwide, it is difficult to accurately project whether consolidated net product sales for fiscal year 2017 will equal or exceed $100 million.  The Company’s current forecast, however, projects that this requirement may not be met, such that the Company would be required to offer to redeem all of the 2016 Notes.  Furthermore, the Company does not currently have adequate capital resources to redeem the entire $165 million in aggregate principal amount of the 2016 Notes if all of the notes were tendered.  The Company is currently pursuing a number of potential actions to enable it to address its potential redemption obligations in the event that the covenant were not met.  These actions include attempting to negotiate waivers or amendments with holders of the 2016 Notes, pursue recapitalization or restructuring transactions involving the 2016 Notes and/or the Company’s other indebtedness, which could also potentially result in raising additional working capital, and pursue various other strategic transactions that could result in repayment of the indebtedness, including a merger or sale of the Company.  The Company, however, cannot guarantee that any of these potential actions would be successful.  As a result, due to the uncertainty regarding the Company’s ability to comply with this covenant and redeem all of the 2016 Notes if they were tendered, and the uncertainty regarding the Company’s ability to conclude one or more of the actions it is pursuing to address the potential redemption requirements, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern and to meet all of its obligations as they become due within one year after the accompanying financial statements are issued.

Separate from the covenant assessment discussed above, management also assessed its operating plan and the capital resources that it projects would be required to fund its business operations. In that regard, the Company’s operating plan projects that the Company’s existing working capital can fund its business operations for one year after the accompanying financial statements are issued. This plan is based on management’s best estimate and assumptions for U.S. sales of Contrave, for which the Company reacquired the rights to sell in August 2016, and sales of Contrave or Mysimba™ outside the U.S. for which there is limited historical information. Due to the inherent uncertainty in achieving the forecasted global revenues in the plan, the Company has identified certain forecasted expenses that can be reduced starting in the first quarter of 2018 and through November 2018 if revenues are less than forecasted or if the Company is not able to raise additional equity or debt financing during the interim period. The identified cost-cutting actions could include a reduction of certain discretionary sales, general and administrative expenses. Management has evaluated that, if required, the cost cutting measures described above could be effectively implemented during the first quarter of 2018 and through November 2018, and that when implemented, would allow the Company to reduce its working capital requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and therefore do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to clinical trials, license fees and salaries and related benefits. Clinical trial costs are a significant component of research and development expenses. These costs are accrued based on estimates of work performed and require estimates of total costs incurred based on patients enrolled, progress of clinical studies and other events. Clinical trial costs are subject to revision as the trials progress and revisions are charged to expense in the period in which they become known.

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

Effective August 1, 2016, the Company reacquired the commercial rights for Contrave from Takeda and began selling Contrave in the U.S.  The Company commenced shipments of Contrave to its wholesalers in mid-August 2016. The Company has determined it does not currently have the necessary history of transactions to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the wholesalers. Accordingly, the price is not considered fixed or determinable at that time.  Therefore, the Company recognizes revenue when the wholesalers sell Contrave to the dispensing institutions (i.e. pharmacies and hospitals) at which point it has developed sufficient historical experience and data to reasonably estimate future returns and chargebacks. As of September 30, 2017, the Company had a current deferred revenue balance of approximately $700,000 related to Contrave net product sales.

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

Fair Value Option

The Company has elected the fair value option to account for convertible debt instruments that were issued during both the year ended December 31, 2016 and the nine months ended September 30, 2017 and records this convertible debt at fair value with changes in fair value recorded in the statement of operations. As a result of applying the fair value option, direct costs and fees related to the convertible debt were recognized in earnings as incurred and not deferred.

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

The Company reviews its finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no indicators of impairment during the period ended September 30, 2017.

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

Change in Accounting Estimates

Sales Returns:

During the third quarter of 2017, the Company completed a review of the estimated return reserve for product sales generated in the U.S.  Based on the Company's analysis of actual product return history, the Company decreased the estimated product returns rate as a percentage of gross U.S. product sales from 1.0% to 0.5%. The decrease in the estimated returns rate was accounted for as a change in accounting estimate and was made on a prospective basis effective July 1, 2017.  For the three months ended September 30, 2017, the adjustment to product returns expense was a decrease of approximately $800,000, which led to an increase in net product revenue and earnings for the three months ended September 30, 2017 and decreased net loss per share by $0.05 for the three months ended September 30, 2017.

At the time of the Company’s business combination to reacquire the commercial rights for Contrave from Takeda effective August 1, 2016, the Company recorded an assumed liability from Takeda for potential product returns of Contrave based on U.S. product sales generated by Takeda from October 2014 through July 2016.  The assumed liability was recorded based on a product returns rate of 1.0% on all sales generated by Takeda.  Based on a change in its estimate, the Company reduced its assumed liability from 1% to 0.5%, effective July 1, 2017.  For the three and nine months ended September 30, 2017, the adjustment to general and administrative expense, which is included in sales, general and administrative expense, was approximately $1.1 million, which led to a decrease in the operating expenses and net loss for the three months ended September 30, 2017 and decreased net loss per share by $0.07 for the three months ended September 30, 2017.

Rebates:

During the third quarter of 2017, the Company completed a review of the commercial rebate historical activity. Based upon the review, the Company refined the estimated commercial rebates due to the mixture of the tier based rates comprising the overall discount rates applied in addition to the volume utilization.  The increase in rebate expense was accounted for as a change in accounting estimate. For the three months ended September 30, 2017, the adjustment to rebate expense was an increase of approximately $847,000, which led to a decrease in net product revenue and earnings for the three months ended September 30, 2017 and increased net loss per share by approximately $0.05 for the three months ended September 30, 2017.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017. The adoption did not have a material impact on its consolidated financial statements. Under ASU 2016-09, previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017. As a result of adoption of ASU 2016-09, the Company recorded approximately $4.6 million of additional deferred tax assets, which are fully offset by a valuation allowance.  The Company elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using the last-in, first-out method or the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance prospectively for the fiscal year beginning January 1, 2017. The Company previously measured its inventory at the lower of cost or market with cost being determined by the FIFO method. The adoption of the guidance did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company plans to adopt the new standard beginning January 2018 using the modified retrospective method. The Company is in the process of performing an assessment of the impact of ASU 2014-09 on the consolidated financial statements, and is considering all items outlined in the standard. The new standard is expected to have a material impact on the Company’s financial statement disclosures. Based on the Company’s assessment to date, the Company expects that the new standard will impact the estimation of sales allowances for the Company’s U.S. product revenues and the timing of revenue recognition, which could be earlier than when the Company is currently recognizing U.S. product revenue. The Company does not expect the new standard to have a material impact on the timing of revenue recognition for product sales outside of the U.S. The Company will continue to evaluate the impact of ASU 2014-09 and related amendments on the consolidated financial statements and related disclosures throughout 2017.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and early application is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) - basic	$(20,829)	$47,663	$(120,434)	$85
Change in fair value of financial instruments	$—	$(6,700)	$—	$—
Net income (loss) - diluted	$(20,829)	$40,963	$(120,434)	$85

Denominator for basic and diluted weighted average shares of common stock outstanding:

Weighted average common shares outstanding for basic	15,440	14,587	15,164	14,570
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	—	28	—	—
Common stock warrants	—	—	—	—
Convertible senior notes	—	22,000	—	—
Weighted average common shares outstanding for diluted	15,440	36,615	15,164	14,570
Basic net income (loss) per share	$(1.35)	$3.27	$(7.94)	$0.01
Diluted net income (loss) per share	$(1.35)	$1.12	$(7.94)	$0.01

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares underlying 2013 convertible senior notes	370	1,404	370	1,404
Shares underlying 2016 convertible senior secured notes	22,000	—	22,000	22,000
Shares underlying 2017 exchange notes	2,696	—	2,696	—
Common stock warrants outstanding	22,500	22,500	22,500	22,500
Common stock options and PSU's outstanding	8,344	6,584	8,344	6,584
	55,910	30,488	55,910	52,488

4. Investment Securities, Available-for-Sale

The Company invests its excess cash in investment securities, including debt instruments of financial institutions, corporations with investment grade credit ratings and government agencies. Investment securities, available-for-sale, consisted of the following (in thousands):

September 30, 2017

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$24,994	$—	$(4)	$24,990
Total investment securities		$24,994	$—	$(4)	$24,990

December 31, 2016

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	Less than 1	$100,026	$—	$(21)	$100,005
Corporate debt securities	Less than 1	1,498	1	—	$1,499
Total investment securities		$101,524	$1	$(21)	$101,504

The Company had restricted investments of $0 and $90.0 million at September 30, 2017 and December 31, 2016, respectively, as described in Note 2. Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2017 and 2016.

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

2017	$1,983
2018	7,938
2019	7,938
2020	7,938
2021	7,938
Thereafter	36,373
$70,108

Pro forma

The following unaudited pro forma financial information presents results as if the acquisition of Contrave had occurred on January 1, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$18,903	$10,965	$61,404	$42,677
Net loss	(20,829)	(36,040)	(120,434)	(147,504)
Net loss per share - basic and diluted	(1.35)	(2.47)	(7.94)	(10.12)

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended September 30, 2016 include the amortization of the intangible assets, reversal of collaborative and royalty revenue and the elimination of existing Contrave deferred revenue.

6. Fair Value Measurements

The fair values of the Company’s financial instruments are estimated and classified using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies commercial paper holdings, U.S. Treasury securities, U.S. government agency securities and asset-backed security holdings as Level 2 assets and its 2017 Exchange Notes (see Note 11) as a Level 3 liability.  Level 3 inputs are unobservable inputs for the assets or liabilities, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$33,917	$33,917	$—	$—
U.S. Treasury securities	24,990	—	24,990	—
Total assets measured at fair value	$58,907	$33,917	$24,990	$—
Liabilities:
Contingent consideration - long-term	$8,400	$—	$—	$8,400
Convertible debt - 2017 Exchange Notes	17,034	—	—	17,034
Convertible debt - 2016 Notes	129,200	—	—	129,200
Total liabilities measured at fair value	$154,634	$—	$—	$154,634

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$65,081	$65,081	$—	$—
U.S. Treasury securities	100,005	—	100,005	—
Corporate debt securities	1,499		1,499
Total assets measured at fair value	$166,585	$65,081	$101,504	$—

Liabilities:
Contingent consideration - current	$15,000	$—	$—	$15,000
Contingent consideration - long-term	6,800			6,800
Convertible debt	101,900	—	—	101,900
Total liabilities measured at fair value	$123,700	$—	$—	$123,700

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

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2017 (in thousands):

Contingent Consideration—December 31, 2016	$21,800
Payment to Takeda	$(15,000)
Change in fair value of contingent consideration (recognized in Net loss)	1,600
Contingent Consideration at fair value – September 30, 2017	$8,400

2017 Exchange Notes—December 31, 2016	$—
Transfer from Level 2 to Level 3 - April 1, 2017	21,866
Exchange Notes conversions (recognized in equity)	(894)
Change in fair value of 2017 Exchange Notes (recognized in Net loss)	(3,938)
2017 Exchange Notes at fair value – September 30, 2017	$17,034

Convertible debt - 2016 Notes—December 31, 2016	$101,900
Change in fair value of convertible debt (recognized in Net loss)	27,300
Convertible debt - 2016 Notes at fair value – September 30, 2017	$129,200

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

7. Inventory

Inventory consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$5,278	$6,678
Work in process	4,610	1,036
Finished goods	6,217	15,479
	$16,105	$23,193

8. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful Life In Years	September 30, 2017	December 31, 2016
Furniture and fixtures	5	$1,209	$1,209
Computer equipment and software	3 to 5	1,163	1,157
Leasehold improvements	5	663	644
Manufacturing equipment	5	644	664
		3,679	3,674
Less accumulated depreciation and amortization		(2,977)	(2,630)
		$702	$1,044

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Product sales reserves and allowances	$26,662	$9,998
Accrued compensation related expenses	6,879	7,169
Inventory received, not invoiced	2,405	5,398
Accrued income taxes	—	133
Accrued marketing and market research expenses	5,036	5,201
Accrued research and development expenses	812	864
Accrued interest on convertible notes	649	184
Accrued legal and professional expenses	1,347	984
Other accrued expenses	271	481
	$44,061	$30,412

10. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$(155)	$10	$294	$61
Selling, general and administrative	2,226	2,195	6,719	5,669
Research and development	617	586	1,512	2,164
	$2,688	$2,791	$8,525	$7,894

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized for the calculations during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life (in years)	5.9	5.5	5.9	5.5
Expected volatility	79.9%	95.5%	79.9%	95.4%
Risk-free interest rate	2.0%	1.2%	2.1%	1.3%
Expected dividend yield	—	—	—	—

11. Convertible Debt

0% Convertible Senior Secured Notes due 2020 – 2016 Notes

In March 2016, the Company closed an offering, or the Offering, of $165.0 million aggregate principal amount of 0% Convertible Senior Secured Notes due 2020, or the 2016 Notes, related warrants to purchase up to 21,999,999 shares of the Company’s common stock, or the Warrants, and 219,994 shares of Series Z Non-Convertible Non-Voting Preferred Stock, or the Series Z Preferred Stock, to qualified institutional buyers and accredited investors, or the Purchasers, pursuant to a securities purchase agreement, dated March 15, 2016, or the Securities Purchase Agreement, by and among the Company and the Purchasers. The Offering was led by funds managed by The Baupost Group, L.L.C., collectively, Baupost, which, prior to the Offering, was the holder of approximately 18.1% of the Company’s outstanding common stock.

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

Upon the occurrence of certain fundamental changes or adverse events related to the regulatory approval for and commercialization of Contrave, and net sales of the Company, as described in the indenture for the 2016 Notes, holders of the 2016 Notes will, at their option, have the right to require the Company to repurchase for cash all or a portion of their 2016 Notes at a repurchase price equal to 100% of the aggregate principal amount of 2016 Notes. In particular, under the indenture an adverse event is deemed to occur if consolidated net product sales (a non-GAAP measure defined in the 2016 Indenture as the Company’s net sales plus aggregate net sales by the Company’s distributors outside the United States) are less than $100 million for fiscal year 2017, provided that the effective date of such adverse event would not be deemed to occur until June 30, 2018. The 2016 Notes were not redeemable by the Company, in whole or in part, prior to the receipt of the required stockholder approvals, or the Stockholder Approval, which the Company obtained at its 2016 annual meeting of stockholders in July 2016.  From and after the receipt of the Stockholder Approval, the 2016 Notes are not redeemable, in whole or in part, without the consent of the holders of not less than 70% in aggregate principal amount of the 2016 Notes at the time outstanding.

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

Due to the complexity and number of embedded features within the 2016 Notes and as permitted under accounting guidance, the Company elected to account for the 2016 Notes and all the embedded features (which we refer to collectively as,  a “hybrid instrument”) under the fair value option. The Company recognizes the convertible debt at fair value rather than at historical cost with changes in fair value recorded in the consolidated statements of operations. Direct costs and fees incurred to issue the 2016 Notes were recognized in earnings as incurred and not deferred. On the initial measurement date of March 21, 2016, the fair value of the hybrid instrument was estimated at $120.0 million, which was $45.0 million lower than the principal amount of $165.0 million. Upfront costs and fees related to items for which the fair value option is elected was $5.3 million and was recorded as a component of selling, general and administrative expense for the year ended December 31, 2016.  On September 30, 2017, the aggregate fair value of the 2016 Notes was estimated at approximately $129.2 million.

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

The Series Z Preferred Stock expires on the earlier to occur of (a) December 31, 2020 or (b) upon receipt of the consent of the holders of at least seventy percent (70%) of the outstanding shares of Series Z Preferred Stock, voting as a separate class. Expiration requires no cash outlay by the Company. The Series Z Preferred Stock is classified outside of permanent equity, since all of the contingent events requiring payment are not solely within the Company’s control. The gross proceeds received on March 21, 2016, in the Offering, net of fees paid directly to the noteholders, were allocated to the initial fair value of the Warrants and 2016 Notes with the residual amount of approximately $3.3 million allocated to the Series Z Preferred Stock.

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

In December 2016, the Company repurchased approximately $35.0 million in face value of the outstanding 2013 Notes for approximately $10 million in open-market transactions.  As a result of the note repurchases, the Company recorded a gain on extinguishment of debt of approximately $18.3 million during the year ended December 31, 2016, determined as the difference between the purchase price and the net carrying value of the 2013 Notes that were purchased.  No portion of the purchase price was ascribed to the equity component of the 2013 Notes as the purchase price was equal to the then fair value of the liability component of the 2013 Notes. In February 2017, the Company exchanged approximately $49.6 million in aggregate principal amount of the 2013 Notes for an equal principal amount of 2017 Exchange Notes.

A summary of the liability and equity components of the 2013 Notes is as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Principal amount of senior convertible notes outstanding	$30,303	$79,903
Unamortized discount of liability component	(4,890)	(15,477)
Unamortized debt issuance costs	(46)	(147)
Long term convertible debt	$25,367	$64,279
Carrying value of equity component, net of issuance costs	$31,178	$31,178
Remaining amortization period of discount on the liability component	3.3 years	4.0 years

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

The 2017 Exchange Notes bear interest at a fixed rate of 2.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. Interest on the 2017 Exchange Notes accrues from December 1, 2016. The 2017 Exchange Notes will mature on December 1, 2020, unless earlier repurchased, redeemed or converted.

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

The exchange of approximately $49.6 million in aggregate principal amount of the 2013 Notes for an equal principal amount of 2017 Exchange Notes, with an initial fair value of $26.4 million, was recognized as an extinguishment of the 2013 Notes.  As a result of the exchange, the Company recorded a net gain on extinguishment of debt of approximately $12.3 million during the nine months ended September 30, 2017, determined as the difference between the initial fair value of the 2017 Exchange Notes given in exchange for 2013 Notes with a net carrying value of approximately $40.2 million, net of transaction costs.  No portion of the exchange consideration was ascribed to the equity component of the 2013 Notes, as the exchange consideration was equal to the then fair value of the liability component of the 2013 Notes.

Due to the complexity and number of embedded features within the 2017 Exchange Notes and as permitted under accounting guidance, the Company elected to account for the 2017 Exchange Notes and all the embedded features (which we refer to collectively as,  a “hybrid instrument”) under the fair value option. The Company recognizes the 2017 Exchange Notes at fair value with changes in fair value recognized in the consolidated statements of operations. Approximately $1.5 million in direct costs and fees incurred to issue the 2017 Exchange Notes were recognized in earnings as incurred and are presented net of the gain on extinguishment of debt. On the closing of the exchange transaction, February 23, 2017, the aggregate fair value of the 2017 Exchange Notes was estimated at approximately $26.4 million.  On September 30, 2017, the aggregate fair value of the 2017 Exchange Notes was estimated at approximately $17.0 million.

During the nine months ended September 30, 2017, holders of the 2017 Exchange Notes converted notes with an aggregate principal balance of $9.2 million into 784,237 shares of the Company’s common stock, including 173,705 shares of common stock issued for the Interest Make-Whole Payment, and $1.4 million representing the aggregate Additional Conversion Payment made to the noteholders.

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

Kwang Dong Pharmaceutical Company, Ltd.

In July 2015, the Company’s wholly owned subsidiary, Orexigen Therapeutics Ireland, Ltd., or Orexigen Ireland, and Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, entered into a distributorship agreement for South Korea for Contrave. In May 2016, Kwang Dong obtained regulatory approval for Contrave in South Korea and began marketing Contrave in June 2016. For the nine months ended September 30, 2017, the Company recorded net product sales of approximately $3.3 million of Contrave to Kwang Dong.

Laboratorios Farmacéuticos Rovi, S.A.

In August 2016, Orexigen Ireland and Laboratorios Farmacéuticos Rovi, S.A., or Rovi, entered into a commercialization and distributorship agreement for Mysimba in Spain. Under the terms of the agreement, Rovi is responsible for all commercialization activity and expenses. Orexigen supplies Mysimba tablets to Rovi for an upfront payment, a transfer price, and various potential commercial milestone payments. Rovi began marketing Mysimba in January 2017. For the nine months ended September 30, 2017, the Company recorded net product sales of approximately $1.8 million of Mysimba to Rovi.

Valeant Pharmaceuticals Ireland

In March 2016, Orexigen Ireland and Valeant Pharmaceuticals Ireland, or Valeant, entered into a commercialization and distributorship agreement for Mysimba in Central and Eastern Europe. Under the terms of the agreement, Valeant is responsible for commercialization activities in 19 Central and Eastern European countries and for obtaining regulatory approvals in the non-EU countries. Orexigen retains regulatory affairs responsibilities in EU countries. Orexigen supplies Mysimba tablets to Valeant at an agreed transfer price. For the nine months ended September 30, 2017, the Company recorded net product sales of approximately $2.0 million of Mysimba to Valeant.

13. Stockholders’ Equity

At-the-Market Equity Offering (ATM)

In March 2017, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which the Company can sell up to $20.0 million of shares of common stock from time to time through Cantor, acting as the sales agent, in an at-the-market offering. As of September 30, 2017, the Company had sold 170,191 shares of common stock under the Sales Agreement at an average price of $2.37 per share. Net proceeds were approximately $391,000, after deducting sales commissions.

14. Litigation

On March 10, 2015, a purported class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted the lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, the lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. The lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  On November 6, 2017, the Ninth Circuit held oral arguments on the appeal but has not yet issued its decision. Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and the Company cannot predict the outcome. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

It is possible that additional securities class action litigation may be brought against the Company following stock price declines related to the release of information regarding Contrave or clinical trial results, including the Light Study. Any adverse determination in such litigation could subject the Company to significant liabilities.

In April 2015, the Company and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleged that U.S. Patent Nos. 7,375,111, 7,462,626, 8,088,786, 8,318,788, 8,722,085, 8,815,889, and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or would not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, the Company and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA was stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents were invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to the Company’s and Takeda’s complaint, and the Company and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between the Company, Takeda and Actavis in which Orexigen and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities would be bound to judgments and orders of the court against Actavis and would be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, the Company and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,815,889 from the lawsuit. In April 2016, the Company and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted the Company’s proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the Separation Agreement entered into between the Company and Takeda, Takeda transferred responsibility for management of this patent infringement lawsuit to the Company. The bench trial for this matter commenced on June 5, 2017, in connection with which the Company agreed to drop U.S. Patent No. 9,125,868 from the lawsuit.  On October 13, 2017, the District Court issued its opinion and found that the claims in the three patents at issue (U.S. Patent Nos. 7,462,626, 7,375,111, and 8,916,195, which expire in 2024, 2025 and 2030, respectively) were valid and infringed. Actavis has 30 days from the District Court’s entry of judgment in the matter, which occurred on October 26, 2017, to appeal the District Court’s decision. Although the Company plans to continue to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and appeal and the Company cannot predict the outcome.

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

These statements include but are not limited to statements regarding: the potential for Contrave ® /Mysimba™ to achieve commercial success globally; the potential to obtain marketing authorizations outside the United States, the EU and other countries in which we or our commercialization partner(s) have approval for Contrave/Mysimba; the benefit risk profile for Contrave; the potential for past Contrave clinical trials to predict the outcome of future Contrave clinical trials; and the potential to demonstrate the real world weight loss potential of Contrave with a commercially available comprehensive lifestyle intervention program. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. Actual results may differ materially from those expressed or implied in this report by the forward-looking statements due to the risk and uncertainties inherent in our business, including the potential that the marketing and commercialization of Contrave/Mysimba will not be successful; the ability to obtain and maintain partnerships and our ability or that of our partners to maintain marketing authorizations globally; our ability to adequately inform consumers about Contrave; our ability to successfully commercialize Contrave with a specialty sales force in the United States; the capabilities and performance of various third parties on which we rely for a number of activities related to the manufacture, development and commercialization of Contrave/Mysimba; the estimates of the capacity of manufacturing and our ability to secure additional manufacturing capabilities; our ability to successfully complete the post-marketing requirement studies for Contrave; the therapeutic and commercial value of Contrave/Mysimba; competition in the global obesity market, particularly from existing therapies; our failure to successfully acquire, develop and market additional product candidates or approved products; our ability to obtain and maintain global intellectual property protection for Contrave and Mysimba; the potential for an appeals court to determine in our patent litigation matter with Actavis that one or more of our patents is not valid or that Actavis' proposed generic product is not infringing each of the patents at issue; other legal or regulatory proceedings against us, as well as potential reputational harm, as a result of misleading public claims about us; our ability to maintain sufficient capital to fund our operations for the foreseeable future; our ability to satisfy covenants in the indentures for our outstanding indebtedness, including a requirement in the indenture for our 2016 Notes (as hereinafter defined) that we generate consolidated net product sales of least $100 million for fiscal year 2017; our ability to satisfy the applicable listing standards of the NASDAQ Global Market; and the other risks and uncertainties discussed below under Part II, Item 1A, “Risk Factors.”

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

Consistent with our strategy for building a global brand, we have entered into multiple partnerships for the potential commercialization of Contrave/Mysimba outside the United States.  For South Korea, we have entered into a distribution agreement with Kwang Dong Pharmaceutical Company, Ltd., or Kwang Dong, which obtained regulatory approval of, and has commercially launched, Contrave in South Korea.  For Central and Eastern Europe, we have entered into a distribution agreement with Valeant Pharmaceuticals Ireland, or Valeant, which has commercially launched Mysimba in Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Greece, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia and is advancing plans for the launch of Contrave/Mysimba in other markets in Central and Eastern Europe and Turkey.  For Western Europe, we have entered into distribution agreements for Spain with Laboratorios Farmacéuticos Rovi, S.A., or Rovi; for Italy with Bruno Farmaceutici, S.p.A., or Bruno; for the United Kingdom, or the U.K., and Ireland with Consilient Health Ltd., or Consilient; for Denmark, Finland, Norway, Sweden and Iceland with Navamedic ASA, or Navamedic; and for Germany, Austria and France with Cheplapharm Arzneimittel GmbH, or Cheplapharm.  These distribution partners in Western Europe have commercially launched Mysimba in Spain, the U.K. and Ireland and are advancing plans to launch Mysimba in other markets by the end of 2017.  In addition, we have entered into distribution agreements with partners in other regions with whom we are working to obtain the necessary regulatory approvals to permit commercialization of Contrave.  For Australia, New Zealand and South Africa, we have distribution agreements with Valeant (which we are transferring to iNova Pharmaceuticals, or iNova, in connection with Valeant’s sale of its iNova business unit); for Canada, we have entered into a distribution agreement with Valeant; and for the Middle East (covering the countries of Saudi Arabia, the United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq, Iran and Egypt), we have entered into a distribution agreement with Biologix FZCO, or Biologix.  In November 2017, we entered into a distribution agreement with Merck KGaA, Darmstadt, Germany for Latin America (covering the countries of Brazil, Mexico, Argentina, Chile, Bolivia, Paraguay, Uruguay, Colombia, Ecuador, Peru, Venezuela, Honduras, Guatemala, Dominican Republic, Nicaragua, Panama, Costa Rica, Belize and El Salvador).

In parallel, we are continuing partnering discussions for Contrave/Mysimba in other markets in the EU and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States. Together, the countries and regions for which we have granted distribution rights to partners to commercialize Contrave/Mysimba, including South Korea, Central and Eastern Europe, Western Europe, Australia and New Zealand, South Africa, Canada, the Middle East and Latin America are referred to in this Quarterly Report as the Partnered Regions.

Our primary activities since incorporation have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. In connection with terminating our collaboration agreement with Takeda, our organizational activities have been updated and expanded to include the build out of a sales and marketing team and related quality, regulatory, safety and compliance teams for the takeover of commercial sales of Contrave in the United States that occurred in August 2016.  We have incurred significant net losses since our inception. As of September 30, 2017, we had an accumulated deficit of $765.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, primarily costs of clinical trial activities associated with our current product and product candidates, performing manufacturing-related activities, and selling, general and administrative expenses. We expect to continue to incur losses for the next several years. Our ability to successfully transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, and until that time, we may need to continue to raise additional equity or debt financing.

Revenues

We generated approximately $61.4 million in revenue for the nine months ended September 30, 2017, resulting primarily from the sales of Contrave directly by the Company in the U.S. In September 2010, we entered into a collaboration agreement with Takeda to develop and commercialize Contrave in the United States, Canada and Mexico. In March 2016, we and Takeda entered into a separation agreement, which terminated our collaboration agreement in August 2016.  We are now solely responsible for developing and commercializing Contrave within the United States. For the nine months ended September 30, 2017, we recorded net sales of $53.3 million of Contrave in the U.S.

For the nine months ended September 30, 2017, we recorded net product sales of approximately $7.8 million of Contrave/Mysimba to our partners outside of the United States, including commercialization partners Kwang Dong in South Korea, Rovi in Spain, Valeant in Central and Eastern Europe, and Consilient in the United Kingdom and Ireland.

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

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with clinical trials managed by contract research organizations, or CROs, and product development efforts. License fees, salaries and related employee benefits for certain personnel, and costs associated with certain non-clinical activities, such as regulatory expenses, are also included in this amount. Our most significant costs to date are expenses incurred in connection with the clinical trials for Contrave. The clinical trial expenses included payments to vendors such as CROs, investigators, suppliers of clinical drug materials and related consultants. We charge all research and development expenses to operations as incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2017 and 2016. Costs that are not attributable to a specific research program are included in the “Other” category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs of external service providers:
Obesity	$2,106	$1,658	$9,135	$20,096
Other	603	557	2,149	764
Subtotal	2,709	2,215	11,284	20,860
Internal costs	2,450	2,453	8,662	8,280
Stock-based compensation	617	586	1,512	2,164
Total research and development expenses	$5,776	$5,254	$21,458	$31,304

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

Other Income (Expense) net

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

Income Taxes

At December 31, 2016, we had federal, state and foreign net operating loss carryforwards of approximately $445.4 million, $417.4 million and $39.0 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal loss carryforwards begin to expire in 2027, unless previously utilized. At December 31, 2016, we had federal and state research and development tax credit carryforwards of $21.8 million and $7.0 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2024 unless previously utilized. The state research and development tax credits and foreign net operating losses carry forward indefinitely. The California net operating loss carryforwards are scheduled to begin to expire in 2017. Approximately $12.2 million of the net operating loss carryforwards relates to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid in capital if and when realized.

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

During 2015, we expanded our operations internationally. We fully funded our Irish subsidiary with equity and debt and transferred the rights to exploit our intellectual property in markets outside of North America to our Irish subsidiary in exchange for a note. We also entered into a cost sharing arrangement, an intercompany services agreement and other related agreements with our Irish subsidiary which enable it to function as our foreign trading company.  During 2015, we recognized a gain on the transfer of intellectual property to our Irish subsidiary in the amount of $69.7 million.  This gain was eliminated in consolidation for financial reporting purposes, but recognized for U.S. federal income tax purposes, and offset by net operating loss carryforwards for federal income tax purposes.  We incurred federal alternative minimum tax of $1.3 million as a result of the gain and the results of operations in the U.S., which we recorded to current tax expense for 2015.  We did not incur U.S. federal income tax for 2016 and incurred $133,000 of state income tax expense for 2016.  Our Irish subsidiary generated a tax loss of $26.6 million during 2016 which was fully offset by a valuation allowance.

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

Other than the change in accounting estimates related to our product returns reserve and sales rebates expense described in Note 2 to the financial statements in “Part I.  Financial Information, Item 1. Financial Statements,” there were no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Results of Operations

Comparison of three months ended September 30, 2017 to three months ended September 30, 2016

Revenues. Revenues for the three months ended September 30, 2017 and 2016 were $18.9 million and $7.0 million, respectively, and primarily represent revenues recognized for the net sales of Contrave. The increase of $11.9 million was due primarily to increased net product sales of approximately $13.5 million of Contrave recorded by the Company in three months ended September 30, 2017, partially offset by royalty income of $866,000 and collaboration income of $895,000 for the three months ended September 30, 2016. As a result of the separation agreement with Takeda, we no longer receive royalties and milestone revenues in 2017 as compared to 2016.

Cost of Sales. Cost of sales were approximately $4.0 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase was attributable to increased product sales in 2017 as compared to 2016.

Research and Development Expenses. Research and development expenses increased to $5.8 million for the three months ended September 30, 2017 as compared to $5.3 million for the comparable period during 2016. This increase of approximately $500,000 was due primarily to an increase in expenses in connection with our Contrave CVOT of $825,000, an increase in related proprietary product formulation work and consulting activities of $225,000 and an increase in salaries and personnel related costs of $156,000. The increase was partially offset by a decrease in consulting activities of $722,000.

Selling, General and Administrative Expenses. Sales, general and administrative expenses, or SG&A, decreased to $30.4 million for the three months ended September 30, 2017 from $35.1 million for the comparable period during 2016. Specifically, sales and marketing costs were $23.4 million and $26.1 million for the three months ended September 30, 2017 and 2016, respectively. General and administrative costs were $7.0 million and $9.0 million for the three months ended September 30, 2017 and 2016, respectively. This overall SG&A decrease of approximately $4.7 million was due primarily to a decrease in sales and marketing department costs of $2.7 million. This decrease in sales and marketing department costs included a decrease of $1.0 million in marketing printing expenses, a decrease of $841,000 in marketing selling expenses and a decrease in professional and consulting costs of $775,000. The decrease in general and administrative costs was primarily due to a decrease in acquisition related expenses related to a change in estimate of the sales return assumed liability of $1.1 million and a decrease in audit-related and professional services of $770,000.

Pre-existing Settlement Gain.  Pre-existing settlement gain was approximately $80.2 million for the three months ended September 30, 2016. As a result of the separation agreement and the settlement of a pre-existing relationship with Takeda, we recorded a non-cash settlement gain of $80.2 million representing the existing Contrave deferred revenue.

Amortization Expense of Intangible Assets.  We acquired developed technology and tradenames in connection with our acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $2.0 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was a decrease of $500,000 for the three months ended September 30, 2017 as compared to an increase of $1.0 million for the three months ended September 30, 2016.  The change was primarily due to the decreased probabilities of the achievement of the milestones and the passage of time under net present value.

Interest Income.  Interest income decreased to $180,000 for the three months ended September 30, 2017 from $239,000 in 2016. This decrease of approximately $59,000 was primarily due to a decrease in average investment balances.

Interest Expense.  Interest expense decreased to $794,000 for the three months ended September 30, 2017 from $2.0 million in 2016, primarily due to the extinguishment of debt under the 2013 Notes in December 2016 and conversions of 2017 Exchange Notes in 2017.

Change in Fair Value of Financial Instruments.  The change in fair value of financial instruments was a decrease of $628,000 for the three months ended September 30, 2017, as compared to an increase of $6.1 million for the three months ended September 30, 2016.   The difference reflects the change in fair value of the 2016 Notes and the change in the fair value of the 2017 Exchange Notes.

Foreign Currency Gain (Loss), net.  Foreign currency gain, net was $3.2 million for the three months ended September 30, 2017 as compared to $786,000 for the same period in 2016. This increase was primarily due to the fluctuation in the Euro.

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

Revenues. Revenues for the nine months ended September 30, 2017 and 2016 were $61.4 million and $19.8 million, respectively, and primarily represent revenues recognized for the net sales of Contrave. The increase of $41.6 million was due primarily to increased net product sales of approximately $52.9 million of Contrave recorded by the Company in the nine months ended September 30, 2017, partially offset by a decrease in royalty income of $6.0 million and a decrease in collaboration income of $5.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016. As a result of the separation agreement with Takeda, we no longer receive royalties and milestone revenues in 2017 as compared to 2016.

Cost of Product Sales. Cost of sales were approximately $17.1 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was attributable to increased product sales in 2017 as compared to 2016.

Research and Development Expenses. Research and development expenses decreased to $21.5 million for the nine months ended September 30, 2017 as compared to $31.3 million for the comparable period during 2016. This decrease of approximately $9.8 million was due primarily to a decrease in clinical trial expenses of $12.1 million, partially offset by an increase in proprietary product formulation work and consulting activities of $2.3 million.

Selling, General and Administrative Expenses. SG&A expenses increased to $133.9 million for the nine months ended September 30, 2017 from $76.6 million for the comparable period during 2016. Specifically, sales and marketing costs were $107.5 million and $46.2 million for the nine months ended September 30, 2017 and 2016, respectively. General and administrative costs were $26.4 million and $30.5 million for the nine months ended September 30, 2017 and 2016, respectively. This overall SG&A increase of approximately $57.3 million was due primarily to an increase in sales and marketing department costs of $61.3 million to establish sales, marketing and distribution capabilities in order to commercialize Contrave. This increase in sales and marketing department costs included an increase of $45.8 million advertising expenses, an increase of $12.4 million in contract sales expenses, and an increase in salaries and personnel related costs of $6.3 million, partially offset by a decrease in professional and consulting costs of $2.5 million. These overall increases were partially offset by a decrease in general and administrative costs, primarily due to a decrease in legal fees of $2.6 million and a decrease in acquisition related expenses related to a change in estimate of the sales return assumed liability of $1.1 million.

Amortization Expense of Intangible Assets.  We acquired developed technology and tradenames in connection with our acquisition of the Contrave business from Takeda effective August 1, 2016.  Amortization expense was approximately $6.0 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Change in Fair Value of Contingent Consideration.  The change in fair value of contingent consideration related to the Takeda business combination was $1.6 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively, and is due to the increased probabilities of the achievement of the milestones and the passage of time under net present value.

Interest Income.  Interest income decreased to $444,000 for the nine months ended September 30, 2017 from $525,000 in 2016. This decrease of approximately $81,000 was primarily due to a decrease in average investment balances.

Interest Expense.  Interest expense decreased to $2.8 million for the nine months ended September 30, 2017 from $5.9 million in 2016, primarily due to the extinguishment of debt under the 2013 Notes in December 2016 and conversions of 2017 Exchange Notes in 2017.

Change in Fair Value of Financial Instruments.   The change in fair value of financial instruments was a decrease of $22.7 million for the nine months ended September 30, 2017, as compared to an increase of $17.7 million for the nine months ended September 30, 2016.   The difference reflects the change in fair value of the 2016 Notes and the change in the fair value of the 2017 Exchange Notes.

Gain on Extinguishment of Debt.  In February 2017, we exchanged approximately $49.6 million in aggregate of principal amount of 2013 Notes for 2017 Exchange Notes.  As a result of the note exchange, we recorded a gain on extinguishment of debt of approximately $12.3 million during the nine months ended September 30, 2017.

Foreign Currency Gain (Loss), net.  Foreign currency gain, net increased to $10.9 million for the nine months ended September 30, 2017 from $1.8 million for the same period in 2016. This increase was primarily due to the fluctuation in the Euro.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity and convertible debt securities. Through September 30, 2017, we received net proceeds of approximately $798.7 million from the issuance of equity and convertible debt securities as follows:

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

•	in March 2016, we issued the 2016 Notes, warrants to purchase up to 21,999,999 shares of common stock and 219,994 shares of Series Z Preferred Stock for aggregate net proceeds of $164.3 million; and
•	in the three months ended September 30, 2017, we issued and sold a total of 170,191 shares of common stock for aggregate net proceeds of $390,000 in our at-the-market equity offering.

As of September 30, 2017, we had $45.6 million in cash and cash equivalents and $25.0 million in investment securities, available-for-sale. As of September 30, 2017, our holdings primarily consisted of treasury-backed money market funds, treasuries and other instruments that are insured, guaranteed or supported by the U.S. federal government. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $106.3 million and $76.0 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities was primarily a result of sales and marketing expenses, external research and development expenses, clinical trial costs, personnel-related costs, third-party supplier and manufacturer expenses and professional fees.

Net cash provided by investing activities was $73.1 million for the nine months ended September 30, 2017 and the net cash used in investing activities was $168.9 million for the same period in 2016. In 2017, these amounts are primarily the result of net purchases and maturities of investment securities and the expired restriction of $90.0 million related to 2016 Notes. In 2016, restricted cash and investments increased by $165.0 million as required by the issuance of the 2016 Notes. In 2016, we made a $60.0 million payment to Takeda for the acquisition of the Contrave business. Also, these amounts are the result of the net purchases and maturities of investment securities.

Net cash used in financing activities was $13.8 million for the nine months ended September 30, 2017 and the net cash provided by financing activities was $164.5 million for the nine months ended September 30, 2016. In the first quarter of 2017, we paid $15.0 million to Takeda in accordance with the separation agreement. In the first quarter of 2016, we received approximately $164.3 million of net proceeds from the issuance of convertible debt, warrants and preferred stock.

We cannot be certain to what extent we will receive cash inflows from the commercialization of our product candidates beyond the net product sales related to Contrave.

We have entered into a license agreement for the rights to develop and commercialize Contrave. Pursuant to this agreement, we obtained exclusive and non-exclusive licenses to the patent rights and know-how for selected indications and territories. Pursuant to our agreement with Oregon Health & Science University, or OHSU, we issued 7,631 shares of our common stock in December 2003 and paid an upfront fee of $65,000. We are also obligated to pay royalties on any net sales of the applicable licensed product(s), including Contrave. Our royalty payable to OHSU at September 30, 2017 for Contrave sales was approximately $187,000.

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

In addition to the factors described above, there is also a risk that relates to our ability to satisfy a covenant under the indenture for the 2016 Notes that provides noteholders with a redemption right after June 30, 2018 if consolidated net product sales (as defined in the indenture) for fiscal year 2017 are less than $100 million.  As described in Note 1 to the financial statements in “Part I. Financial Information, Item 1. Financial Statements” and in “Part II. Other Information, Item 1A.  Risk Factors,” due to the uncertainty regarding our ability to comply with this covenant and redeem all of the 2016 Notes if they were tendered, and the uncertainty regarding our ability to conclude one or more of the actions we are pursuing to address the potential redemption requirements, management has concluded that there is substantial doubt regarding our ability to continue as a going concern and to meet all of our obligations as they become due within one year after the financial statements are issued.  The potential actions that we are currently pursuing include attempting to negotiate waivers or amendments with holders of the 2016 Notes, pursue recapitalization or restructuring transactions involving the 2016 Notes and/or our other indebtedness, which could also potentially result in raising additional working capital, and pursue various other strategic transactions that could result in repayment of the indebtedness, including a merger or sale of the Company.  However, we cannot guarantee that any of these potential actions would be successful.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources and potential offerings of equity securities or debt, milestone payments, receivables or royalty financings, asset sales, future corporate collaborations and licensing arrangements. However, we cannot be sure that our existing cash and investment resources and future product revenue will be adequate, that additional financing or capital will be available when needed or that, if available, will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs and/or our pre-commercialization and commercialization activities, relinquish some or even all rights to product candidates or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing or capital also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders. We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates beyond the sales of Contrave. As a result of the termination of our collaboration with Takeda, we are solely responsible for developing and commercializing Contrave/Mysimba within the United States and the rest of the world and are responsible for the functions previously the responsibility of Takeda, including management and oversight of certain ongoing and planned post-marketing clinical trials of Contrave, including the new CVOT. We will incur substantial costs as we establish sales, marketing and distribution capabilities in order to commercialize Contrave. We will incur substantial additional development expenses to pay for the new CVOT for Contrave.

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

Our cash and cash equivalents and investment securities, available-for-sale, as of September 30, 2017 consisted primarily of money market funds, certificate of deposits, U.S. government agency securities and corporate debt obligations. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our management has concluded as of September 30, 2017, that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of California, captioned Colley v. Orexigen, et al. The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims. On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff. On August 20, 2015, the lead plaintiff filed a consolidated complaint. The consolidated complaint purports to assert claims on behalf of a class of purchasers of our stock between March 3, 2015 and May 12, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study. The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief. On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice. The Court granted the lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice. On June 16, 2016, the lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint. As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016. The lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  On November 6, 2017, the Ninth Circuit held oral arguments on the appeal but has not yet issued its decision.  Although management believes that this appeal lacks merit and intends to defend against it vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome. At this time, we are unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and we have not accrued any amounts in connection with such legal proceedings other than ongoing attorney’s fees.

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

It is possible that additional securities class action litigation may be brought against us following stock price declines related to the release of information regarding Contrave or clinical trial results, including the Light Study. Any adverse determination in such litigation could subject the Company to significant liabilities.

In April 2015, we and Takeda received a Paragraph IV certification notice letter regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Actavis Laboratories FL, Inc., or Actavis, requesting approval to market, sell, and use a generic version of Contrave. In its notice letter, Actavis alleged that U.S. Patent Nos. 7,375,111, 7,462,626, 8,088,786, 8,318,788, 8,722,085, 8,815,889, and 8,916,195, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Contrave, are invalid, unenforceable and/or would not be infringed by Actavis’ manufacture, use or sale of the product described in its ANDA. In June 2015, we and Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Actavis and certain of its affiliates related to the ANDA previously filed by Actavis and described above. The lawsuit claims infringement of the seven patents that were the subject of Actavis’ notice letter, as described above. In accordance with the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of having filed a patent infringement lawsuit within 45 days of receipt of Actavis’ notice letter, FDA approval of the ANDA was stayed until the earlier of (i) 30 months from the date of receipt of the notice letter or (ii) a District Court decision finding that the identified patents were invalid, unenforceable or not infringed. In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our and Takeda’s complaint, and we and Takeda filed an answer to Actavis’ counterclaim in August 2015. Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities would be bound to judgments and orders of the court against Actavis and would be subject to discovery as if they were parties. In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017. After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,815,889 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868. In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms. In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred responsibility for management of this patent infringement lawsuit to Orexigen. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit. On October 13, 2017, the District Court issued its opinion and found that the claims in the three patents at issue (U.S. Patent Nos. 7,462,626, 7,375,111 and 8,916,195, which expire in 2024, 2025 and 2030, respectively) were valid and infringed. Actavis has 30 days from the District Court’s entry of judgment in the matter, which occurred on October 26, 2017, to appeal the District Court’s decision. Although we plan to continue to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and appeal and we cannot predict the outcome.

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

We are focused on the commercialization of Contrave both in the United States and throughout the rest of the world. Our former collaboration partner Takeda commercially launched Contrave in the United States in October 2014. As of August 2016, all of Takeda’s previous rights and obligations under the collaboration agreement were transitioned to us, and we are now solely responsible for developing and commercializing Contrave within the United States and the rest of the world.  Consistent with our strategy for building a global brand, we have entered into multiple partnerships for the potential commercialization of Contrave/Mysimba outside the United States.  For South Korea, we have entered into a distribution agreement with Kwang Dong, which obtained regulatory approval of, and has commercially launched, Contrave in South Korea.  For Central and Eastern Europe, we have entered into a distribution agreement with Valeant, which has commercially launched Mysimba in Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Greece, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Slovenia and is advancing plans for the launch of Contrave/Mysimba in other markets in Central and Eastern Europe and Turkey.  For Western Europe, we have entered into distribution agreements for Spain with Rovi; for Italy with Bruno; for the United Kingdom and Ireland with Consilient; for Denmark, Finland, Norway, Sweden and Iceland with Navamedic; and for Germany, Austria and France with Cheplapharm.  These distribution partners in Western Europe have commercially launched Mysimba in Spain, the U.K. and Ireland and are advancing plans to launch Mysimba in other markets by the end of 2017.  In addition, we have entered into distribution agreements with partners in other regions with whom we are working to obtain the necessary regulatory approvals to permit commercialization of Contrave.  For Australia, New Zealand and South Africa, we have distribution agreements with Valeant (which we are transferring to iNova Pharmaceuticals, or iNova, in connection with Valeant’s sale of its iNova business unit); for Canada, we have entered into a distribution agreement with Valeant; and for the Middle East (covering Saudi Arabia, the United Arab Emirates, Kuwait, Oman, Qatar, Bahrain, Lebanon, Jordan, Iraq, Iran and Egypt), we have entered into a distribution agreement with Biologix. In November 2017, we entered into a distribution agreement with Merck KGaA, Darmstadt, Germany for Latin America (covering the countries of Brazil, Mexico, Argentina, Chile, Bolivia, Paraguay, Uruguay, Colombia, Ecuador, Peru, Venezuela, Honduras, Guatemala, Dominican Republic, Nicaragua, Panama, Costa Rica, Belize and El Salvador). In parallel, we are continuing partnering discussions for Contrave/Mysimba in other markets in the EU and other territories outside the United States.  Our ability to generate revenue for the foreseeable future will depend primarily on the commercial success of Contrave in the United States.

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

*Even though Contrave received regulatory approval from the FDA, the EC and other regions, it will still be subject to ongoing and continued regulatory review and post-marketing requirements in these countries and elsewhere, which may result in significant expense and limit our ability to commercialize this product.

Even though U.S. regulatory approval has been obtained for Contrave, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. For example, the approved use of Contrave is limited as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adults with an initial BMI of 30 kg/m2 or greater (obese), or 27 kg/m2 or greater (overweight) in the presence of at least one weight-related co-morbid condition. The label also contains a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. We are also required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a single-dose pharmacokinetic study in renal and hepatic impairment. Finally, although FDA approval of Contrave was based in part on 25% interim analysis data from the Light Study, which was terminated in May 2015 and which evaluated the CV safety of Contrave, the FDA determined that the Light Study would not satisfy a post-marketing requirement related to CV outcomes.  As a result, the FDA is requiring us to conduct a new placebo-controlled CVOT, with a pre-specified goal to exclude a hazard ratio of 1.4, with the upper bound of the 95% confidence interval. A CVOT, which we referred to as the CONVENE trial, was initiated by Takeda in February 2016, with the final study results originally expected to be available by January 2022. However, following the termination of our collaboration with Takeda, we determined that the transfer of the recently-initiated, multi-year CONVENE trial to us from Takeda would have involved substantial complexity due to the scope, size and nature of the trial. After a careful assessment, we determined that the transfer of current clinical trial operations and systems may have resulted in a significant interruption to study conduct and possibly data integrity.  As a result, Takeda terminated the CONVENE trial in April 2016. We notified the clinical trial sites and the FDA of the decision to terminate the CONVENE trial and we expect to finalize a revised protocol and plan to start a new CVOT under our investigational new drug application after conferring with the FDA. We cannot assure you that a new CVOT will satisfy the FDA’s post-marketing requirements related to CV outcomes or that the FDA will not require us to conduct additional studies during or after the new CVOT.  Any issues relating to these restrictions or post-marketing requirements (including any additional studies which the FDA may require or a delay in conducting the post-marketing required studies) could have an adverse impact on our ability to achieve market acceptance of or continue marketing Contrave in the United States and to generate revenue from its sale in the United States. To the extent that Contrave is approved for sale in other countries in addition to the United States, the EEA and other countries in which it is approved for sale, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

*Our clinical trials, including the CVOT and other post-marketing required studies, may fail to demonstrate acceptable levels of safety or efficacy of Contrave, which could prevent or significantly delay Contrave’s regulatory approval in countries outside the United States, the EU and other countries in which it is approved for sale and may adversely impact our ability to maintain regulatory approval in these regions.

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

In addition, we may need to complete additional preclinical testing of any product candidate to evaluate safety and toxicity and the FDA or other regulatory authorities may require us to conduct additional clinical trials. The results from the preclinical and clinical trials that we have completed for Contrave may not be replicated in future trials, or we may be unable to demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for Contrave (outside the United States, the EU and other counties in which it is approved for sale) and maintain approval for Contrave in the geographies in which we have approval today. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, including post-marketing clinical trials, even after promising results in earlier trials. If Contrave is not shown to be safe and effective in clinical trials, our clinical development program could be delayed or terminated. Any delays could also result in the need for additional financing, and our failure to adequately demonstrate the efficacy and safety of any other product candidates that we may develop, in-license or acquire would prevent receipt or maintenance of regulatory approval and, ultimately, the commercialization of that product candidate.

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

Outside of the U.S., there is also continued uncertainty as to the extent governmental authorities may establish favorable coverage and reimbursement levels for Contrave/Mysimba.  On July 21, 2017, the U.K.’s National Institute for Health and Care Excellence, or NICE, published its final appraisal determination to not recommend funding of Mysimba by the National Health Service in England and Wales. We are currently evaluating the actions we may elect to take in response to the recommendation, which include pursuing an appeal, although there can be no assurance that any such efforts will be successful or that NICE will revise its recommendation.

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

Delays in the commencement of clinical trials, the transfer and delivery of clinical trial information, or completion of clinical trials could significantly affect our product development costs or adversely impact our ability to maintain or receive additional regulatory approvals. We do not know whether clinical trials will begin on time or whether clinical trials will be completed on schedule, if at all. The commencement, transfer and delivery of clinical trial information, the transition of clinical trials and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Additionally, changes in regulatory requirements and guidance for developing products for weight management may occur and we may need to initiate new clinical trials or change protocols of existing clinical trials to account for these changes. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion or termination of clinical trials may also ultimately lead to the termination of a development program and/or the denial of regulatory approval of a product candidate, including the denial of an NDA or regulatory approval outside the United States.

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

The safety data we have disclosed to date represents our interpretation of the data at the time of disclosure and it is subject to our further review and analysis. Serious adverse events have been reported to the FDA (and an equivalent applicable regulatory authority) and study investigators as required in accordance with current guidelines and standards. Serious adverse events that are not characterized by clinical investigators as possibly related to our study drug or adverse events that occur in small numbers may not be disclosed to the public until such time as the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine if the subsequent disclosure of adverse events will have an adverse effect on our stock price. In addition, our interpretation of the safety data from our clinical trials is contingent upon the review and ultimate approval of the FDA. The FDA may not agree with our methods of analysis or our interpretation of the results.

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

In March 2010, we entered into a long-term manufacturing services agreement, or manufacturing agreement, with Patheon Pharmaceuticals and Patheon Inc., which we collectively refer to as Patheon, pursuant to which Patheon has agreed to manufacture commercial quantities of our Contrave tablet products. Under the terms of the manufacturing agreement, as amended by the parties in November 2013, we are required to purchase from Patheon a certain percentage of our requirements for Contrave tablet products intended for commercial sale, provided certain terms and conditions are met. The initial term of the manufacturing agreement commenced in March 2010 and continues in effect until December 31, 2019. Upon expiration of the initial term, the agreement will be automatically renewed for additional two year terms. Patheon may terminate the manufacturing agreement at any time upon specified prior written notice to us. We may also terminate the manufacturing agreement with specified prior written notice to Patheon, subject to our payment of certain termination amounts. Either party may terminate the manufacturing agreement effective immediately upon written notice to the other in the event that (a) the other party dissolves, or is declared insolvent or bankrupt by a court of competent jurisdiction, (b) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (c) the manufacturing agreement is assigned for the benefit of creditors. We may terminate the manufacturing agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, the FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Contrave tablet products. We are also required to give specified advance notice if we intend to no longer order commercial supplies of Contrave tablet products pursuant to the manufacturing agreement due to the product’s discontinuance in the market. Patheon may terminate the manufacturing agreement upon specified prior written notice to us if we assign any of our rights under the manufacturing agreement to an assignee that, in the opinion of Patheon acting reasonably, is (a) not a credit-worthy substitute for us, or (b) a competitor of Patheon. Moreover, either party may terminate the manufacturing agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the manufacturing agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements may be revised from time to time and include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval and/or commercialization, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave or obtain regulatory approval for or successfully complete any required clinical trials, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in the sale of Contrave or any of its clinical trials, entail higher costs or result in our or our partners being unable to effectively commercialize Contrave. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we and our partners may be unable to meet demand for Contrave and would lose potential revenues. Now that we have sole responsibility for the commercialization of Contrave in the United States, in the future we may not be able to negotiate terms that are consistent with, or as favorable as, terms that were negotiated when we had a large pharmaceutical company as our collaboration partner.  To the extent that Contrave is approved for sale in other geographies in addition to the United States, Europe and other countries in which it is approved for sale, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those geographies.

*There are labeled adverse side effects to the individual use of bupropion and naltrexone.

A key constituent of Contrave is bupropion, which has been approved by the FDA for the treatment of depression and to assist smoking cessation. The FDA has directed manufacturers of all antidepressant drugs to include in their product labels a “boxed” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The package insert for bupropion includes such a “boxed” warning statement. In December 2006, the FDA held an advisory committee meeting regarding suicidal thinking and behavior in adults being treated with antidepressant drugs. The advisory committee recommended that the “boxed” warning be extended to cover adults up to their mid-20s. The package insert for Contrave includes a “boxed” warning regarding the potential for suicidal thoughts and behaviors as a side effect of the drug. To the extent that any additional warnings or labeling changes related to suicidal thinking and behavior in adults are required, we expect that any such additional warnings or other labeling changes will also be required on labeling for Contrave. In July 2009, the FDA issued a news release announcing that it was requiring manufacturers to put a “boxed” warning on the prescribing information for smoking cessation drugs including Zyban®, which is a branded form of bupropion. The warning highlights the risk of serious mental health events, including changes in behavior, depressed mood, hostility, and suicidal thoughts. In 2017, the FDA determined, after its review of a large safety and efficacy study for smoking cessation drugs, that the boxed-warning language pertaining to the neuropsychiatric risks of using these products as smoking cessation drugs, including bupropion, could be removed. Language describing the risks of these products is now described in the warnings and precautions section of the prescribing information. Although Contrave is not intended to be promoted for or used in the treatment of major depression or smoking cessation, a similar warning is included in the labeling for Contrave, particularly because it is likely that there will be obese patients who smoke or depressed obese patients who will use Contrave.

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

In addition, our API suppliers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and must maintain and comply with their respective drug master files, or DMFs, on file with the FDA or other similar regulatory bodies. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Suppliers of our API may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we are ultimately responsible for ensuring that our contract manufacturers operate in accordance with cGMP requirements and have implemented a quality oversight program, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our suppliers’ failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize Contrave, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials or commercialization of Contrave, entail higher costs or result in our and our partners being unable to effectively commercialize our product. Furthermore, if our suppliers fail to deliver the required commercial quantities of API on a timely basis, pursuant to the required specifications set forth in their respective DMF and at commercially reasonable prices, and we are unable to timely secure and qualify additional suppliers with applicable regulatory authorities, we and our partners may not be able to successfully commercialize Contrave and/or we and our partners may be unable to meet demand for our product and would lose potential revenues. To the extent that Contrave is approved for sale in other countries in addition to the United States, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

*Contrave is a combination of generically-available pharmaceutical products, and our success is dependent on our ability and our partners’ ability to compete against off-label generic substitutes and demonstrate the advantages of our proprietary combination products.

Off-label use occurs when physicians prescribe a drug for an indication other than the one that is approved by the FDA. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Contrave because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Contrave are not available using existing generic preparations of immediate release, or IR, naltrexone and bupropion ER, and there are no oral generic ER formulations of naltrexone. However, a physician could seek to prescribe off-label generics in place of Contrave. Such off-label prescriptions could significantly diminish the market potential of our product and significantly impact our ability to generate revenues.

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

*We received three-year Hatch-Waxman exclusivity in the U.S. for Contrave, but also received patent certifications and are engaged in litigation that may permit the FDA to approve an ANDA to Contrave.

We obtained three years of Hatch-Waxman marketing exclusivity for Contrave from the date of approval by the FDA on September 10, 2014. Under this form of exclusivity, the FDA is precluded from approving a 505(b)(2) NDA or ANDA for the same drug product for the protected indication (for example, a product that incorporates the change or innovation represented by our product) for a period of three years from the date of approval, although the FDA may accept and commence review of such applications. In April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis Laboratories Fl., Inc. and certain of its affiliates, which we refer to collectively as Actavis, on the basis that Actavis’ proposed generic products infringe certain patents for Contrave.  In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA was stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents were invalid, unenforceable or not infringed.  In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims.  Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities would be bound to judgments and orders of the court against Actavis and would be subject to discovery as if they were parties.  In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017.  After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,815,889 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868.  In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms.  In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred to us the responsibility for management of this patent infringement lawsuit. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit. On October 13, 2017, the District Court issued its opinion and found that the claims in the three patents at issue (U.S. Patent Nos. 7,462,626, 7,375,111 and 8,916,195, which expire in 2024, 2025 and 2030, respectively) were valid and infringed. Actavis has 30 days from the District Court’s entry of judgment in the matter, which occurred on October 26, 2017, to appeal the District Court’s decision. Although we plan to continue to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and appeal and we cannot predict the outcome. However, the Hatch-Waxman marketing exclusivity might not prevent the FDA from approving a 505(b)(1) NDA that relies on its own clinical data. Further, if another company obtains approval for an identical product candidate for the same new indication we are studying before we do, our approval of the new indication could be blocked until the other company’s Hatch-Waxman marketing exclusivity expires, unless we conduct additional studies in support of a 505(b)(1) NDA.

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K.’s Bribery Act 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies that carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the U.K. Bribery Act there is no exception for facilitation payments. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization efforts and drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product could be delayed.

Risks Related to Intellectual Property

*Our market opportunity for Contrave may be limited by the relatively small number of issued U.S. patents and foreign patents that we own or in-license. In addition, although we have additional U.S. and international patent applications pending which seek further protection of our product, these applications may not issue on a timely basis or at all.

Contrave is currently protected by U.S. patent number 7,375,111, which we refer to as the Weber/Cowley composition patent, and U.S. patent number 7,462,626, which we refer to as the Weber/Cowley methods patent. Provided maintenance fees are paid, the Weber/Cowley composition patent expires in March 2025, and the Weber/Cowley methods patent expires in July 2024. Collectively, we refer to the Weber/Cowley composition patent and the Weber/Cowley methods patent as the Weber/Cowley patents. We own the Weber/Cowley patents, but they are subject to our license agreement with Oregon Health & Science University. The Weber/Cowley patents cover the current composition of Contrave and methods of administering it to treat obesity. We and/or our licensors have filed a number of international counterparts to the Weber/Cowley patents in foreign countries. A European counterpart application to the Weber/Cowley patent has issued in the European Patent Office, or EPO, as EP1617832B1, and provides protection for Contrave in the various EPO countries in which the patent has been registered. A second counterpart application to the Weber/Cowley patent has been issued as EP2316456B1.  Several international counterparts to the Weber/Cowley patents have also issued in other foreign jurisdictions. However, we cannot provide assurance that other pending international counterparts will issue on a timely basis or at all. There is also no assurance that the currently pending claims in those foreign countries will not be rejected, that any such rejections and any future rejections will ultimately be overcome, nor that any claims that may issue will be sufficiently broad to protect Contrave in those foreign countries. Furthermore, we cannot be certain that the scope of any issued foreign patent will be consistent with the currently pending claims, as there is a significant likelihood that the scope of the currently pending claims will be modified.

In April 2015, we and Takeda received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the FDA’s Orange Book. The certification resulted from the filing by Actavis of an ANDA challenging such patents for Contrave. In June 2015, we and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis’ proposed generic products infringe certain patents for Contrave.  In accordance with the Hatch-Waxman Act, as a result of having filed a lawsuit within 45 days of the Paragraph IV certification notice, FDA approval of the ANDA was stayed until the earlier of (i) 30 months from Takeda’s receipt of the notice or (ii) a District Court decision finding that the identified patents were invalid, unenforceable or not infringed.  In July 2015, Actavis filed an answer, affirmative defenses and counterclaim to our complaint, and in August 2015, we and Takeda filed an answer to Actavis’ counterclaims.  Moreover, in July 2015, the court ordered a stipulation between us, Takeda and Actavis in which we and Takeda agreed to dismiss all defendants except Actavis without prejudice, and Actavis agreed that the related Actavis entities would be bound to judgments and orders of the court against Actavis and would be subject to discovery as if they were parties.  In September 2015, the court entered a scheduling order, setting a claim construction hearing for May 2016 and a three-day bench trial to begin in June 2017.  After reviewing Actavis’ ANDA, we and Takeda subsequently dropped U.S. Patent Nos. 8,088,786, 8,318,788, 8,722,085 and 8,815,889 from the lawsuit. In April 2016, we and Takeda filed an amended complaint against Actavis asserting newly issued U.S. Patent No. 9,125,868.  In June 2016, in response to the May 2016 claim construction hearing, the court adopted our proposed constructions for the majority of the disputed claim terms.  In August 2016, in connection with the end of the transition period associated with the separation agreement entered into between us and Takeda, Takeda transferred to us the responsibility for management of this patent infringement lawsuit. The bench trial for this matter commenced on June 5, 2017, in connection with which we agreed to drop U.S. Patent No. 9,125,868 from the lawsuit.  On October 13, 2017, the District Court issued its opinion and found that the claims in the three patents at issue (U.S. Patent Nos. 7,462,626, 7,375,111 and 8,916,195, which expire in 2024, 2025 and 2030, respectively) were valid and infringed.  Although we plan to continue to vigorously enforce Contrave intellectual property rights, there are uncertainties inherent in any litigation and appeal and we cannot predict the outcome.

We have also filed patent applications, directed to various treatment and formulation aspects of Contrave, in the United States and certain foreign countries under the Patent Cooperation Treaty, or PCT. Use of our proprietary tri-layer Contrave tablet for weight loss is protected in the United States by U.S. patent numbers 8,088,786 and 8,318,788, which expire in February 2029 and November 2027, respectively. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2089005 B1. In addition, the dose escalation schedule of Contrave is protected by U.S. patent numbers 8,722,085 and 9,125,868, which expire in November 2027. U.S. patent numbers 8,815,889 and 9,457,005, directed to methods of treating insulin resistance using Contrave, including in obese patients, expire in July 2024. Corresponding patents have issued in several foreign countries, for example, in the European Patent Office as EP2135603 B1. Use of our proprietary sustained-release formulation of Contrave for weight loss is protected by U.S. patent numbers 8,916,195 and 9,107,837 which expire in February 2030 and June 2027, respectively. U.S. patent numbers 8,969,371, 9,119,850 and 9,633,575, which expire in July 2034 and June 2033, protect the use of Contrave for treating overweight or obesity in select patient populations that are at increased risk of a major adverse cardiovascular event.  U.S. patent number 9,248,123, which expires in January 2032, protects the use of Contrave for treating overweight or obesity in select patient populations with major depressive disorder.  The PCT is an international treaty providing a unified procedure under which the initial filing of a single patent application can provide an effective filing date in each participating country in which appropriate steps are subsequently taken. Such steps have been taken in various foreign countries, including Europe and Japan, with respect to a number of our PCT filings. Thus, we now have issued patents and pending patent applications in those foreign countries, along with our previous filings in the United States and certain non-PCT countries. These filings seek to provide further protection for Contrave in the United States and overseas; however, we cannot provide assurance that the claims in the other patent applications will issue in their current form or at all.

*We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our product.

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for Contrave in certain foreign countries, we do not currently have widespread patent protection for Contrave outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent, in part, upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use. We may face competition from the off-label use of other dosage forms of the generic components in our product. In addition, others may attempt to commercialize our product combination in certain countries within the Partnered Regions or other markets in which we do not have patent protection for our product. Due to the lack of patent protection for these combinations in some territories outside the United States and the potential for correspondingly lower prices for the drugs in those markets, it is possible that patients will seek to acquire the generic IR component of our product (naltrexone IR) in those other territories. The off-label use of the generic IR component in the United States or the importation of the generic IR component from foreign markets could adversely affect the commercial potential for our product and adversely affect our overall business and financial results.

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, that contain claims covering these or other aspects of our products, technology or methods, as implemented by us or by third-party manufacturers with whom we contract. Because of the large number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods. Such third-party patent rights, if relevant, could prevent us or our partners from adopting or marketing a particular formulation or product, or could expose us to patent infringement liability.

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

We have received U.S. trademark registration number 3396021 for our corporate logo for use in connection with pharmaceutical preparations and substances for the treatment of obesity, inducement of weight loss and prevention of weight gain. We have obtained trademark registrations in Canada, the EU, and Japan for the same mark. In addition, we have received U.S. trademark registration number 3396807 for our corporate name OREXIGEN for use in connection with pharmaceutical preparations for the treatment of disorders of the central nervous system, or CNS, printed instructional, educational and teaching materials in the field of treatment and management of disorders of the CNS, and providing medical information in the field of disorders of the CNS. We have obtained trademark registrations in Brazil, Canada, the EU, Japan and Russia for the same mark. We have obtained foreign trademark registrations for the corporate name Orexigen Therapeutics, Inc. in the EU and Japan. We have received U.S. trademark registration number 3393576 for the mark CONTRAVE for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss. We have also obtained foreign trademark registrations for the mark CONTRAVE in Australia, Brazil, Canada, the EU, Japan, Jordan, Lebanon, Mexico, Russia, Saudi Arabia and South Korea and have pending applications in Bahrain, Canada, China, Egypt, India, Iran, Kuwait, Oman, Qatar, South Africa and Vietnam. In addition, applications for a Contrave logo for use in connection with pharmaceutical preparations for use in the treatment of obesity and inducing weight loss, certain printed materials and medical information services is pending Canada. The Contrave logo is registered in the U.S., Europe and Japan. An intent to use application for the mark MYSIMBA has been allowed in the United States in connection with pharmaceutical preparations, printed materials, and medical information services.  We have obtained trademark registrations in Albania, Australia, the EU, Norway, Serbia, South Korea, Switzerland and Turkey for the same mark.  In addition, applications for the mark MYSIMBA are pending in Bosnia and Herzegovina, Canada, India, Kosovo, Macedonia, Montenegro and South Africa. However, no assurance can be given that our allowed trademark applications will actually become registered, or that our registered trademarks can be maintained or enforced. During trademark registration proceedings in the various countries, we have received and expect to receive rejections. Although we are given an opportunity to respond to those rejections, there can be no assurance that the rejections can be successfully overcome. In addition, in the PTO and in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to cancel registered trademarks. No assurance can be given that opposition or cancellation proceedings will not be filed against our trademarks, nor can there be any assurance that our trademarks would survive such proceedings.

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

We have focused primarily on developing our first approved product, Contrave. We have financed our operations almost exclusively through the sale of our preferred and common stock and debt and have incurred losses in each year since our inception in September 2002. As of September 30, 2017, we had an accumulated deficit of approximately $765.6 million. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant and increasing operating losses for the foreseeable future and such losses have had, and will continue to have, an adverse effect on our stockholders’ equity. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses.

*We have a limited history of generating revenue from our product and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. We have a limited history of generating revenue, and we do not know when, or if, we will generate any significant revenue. Takeda commercially launched Contrave in October 2014 and we assumed responsibility for developing and commercializing Contrave within the United States and the rest of the world in August 2016. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability and/or our partners’ ability to maintain regulatory approval of, effectively commercialize and successfully complete future clinical trials for Contrave, and our ability to:

•	effectively market and sell Contrave in the United States;
•	maintain regulatory approval of Contrave/Mysimba in the EU and our partners’ ability to do in the Partnered Regions;
•	manufacture commercial quantities of Contrave at acceptable cost levels; and
•	effectively market and sell Contrave/Mysimba in the Partnered Regions and elsewhere outside the United States, if approved.

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

Developing products for the obesity market, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive.  Furthermore, in projecting our potential capital requirements, we have based our estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we may need additional capital to:

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

Unless and until we can generate a sufficient amount of product revenue and achieve profitability, we expect to finance future cash needs through potential public or private equity offerings, milestone payments, debt, receivables or royalty financings, asset sales or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

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

•	variations in the level of expenses, including, but not limited to, variations based on foreign currency exchange rates, related to our product or future development programs;
•	regulatory developments affecting our product or those of our competitors;
•	the timing of future payments, if any, we may receive under partnership, distributorship or similar agreements;
•	our execution of any additional collaborative, licensing, distribution or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	addition or termination of clinical trials or funding support; and
•	any intellectual property infringement lawsuit in which we may become involved.

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

*The Holders of our 2016 Notes have the right to require us to repurchase, for cash, their 2016 Notes in the case of certain fundamental changes or adverse changes related to the regulatory approval for and commercialization of Contrave and net sales of the Company, and our inability to do so, if required, raises substantial doubt about our ability to continue as a going concern.

The indenture for our 2016 Notes provides that the holders of the 2016 Notes will, at their option, have the right to require us to repurchase, for cash, all or a portion of their 2016 Notes in certain circumstances, including: (a) a change in control of the company or other fundamental changes; (b) our common stock ceases to be listed or quoted on the NASDAQ Global Select Market or Global Market; and (c) following specific adverse events related to our business that include: (i) a suspension or withdrawal, by the FDA, of the marketing approval of Contrave; (ii) changes to the drug label for Contrave or the implementation of a REMS for Contrave, in any case, in a manner that would be reasonably expected to have a materially adverse impact on annual net sales of Contrave in the United States; (iii) we cease selling Contrave in the United States, either ourselves or through affiliates, distributors, partners or licensees; (iv) approval, by the FDA, of an ANDA for a AB-rated generic version of Contrave and actual sales of such generic version in the United States; and (v) consolidated net product sales for fiscal year 2017 that are less than $100 million, in aggregate.  Certain of the events that would trigger the repurchase obligation are outside of our control, including certain of the events that would be classified as a change in control or fundamental change.  We cannot assure you that we will avoid these events.  For example, given our and our distribution partners’ limited history of selling and forecasting sales for Contrave/Mysimba in the United States and worldwide, it is difficult to accurately project whether consolidated net product sales will equal or exceed $100 million.  Our current forecast projects that this requirement may not be met, such that we would be required to offer to redeem the 2016 Notes. We currently do not have adequate capital resources to redeem the entire $165 million in aggregate principal amount of the 2016 Notes if all of the notes were tendered.  We are currently pursuing a number of potential actions to enable us to address our potential redemption obligations in the event that the covenant were not met.  These actions include attempting to negotiate waivers or amendments with holders of the 2016 Notes, pursue recapitalization or restructuring transactions involving the 2016 Notes and/or our other indebtedness, which could also potentially result in raising additional working capital, and pursue various other strategic transactions that could result in repayment of the indebtedness, including a merger or sale of the Company.  However, we cannot guarantee that any of these potential actions would be successful.  Due to the uncertainty regarding our ability to comply with this covenant and redeem all of the 2016 Notes if they were tendered, and the uncertainty regarding our ability to conclude one or more of the actions we are pursuing to address the potential redemption requirements, management has concluded that there is substantial doubt regarding our ability to continue as a going concern and to meet all of our obligations as they become due within one year after the financial statements are issued.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the last several years, the overall capital markets have been highly volatile. Since the commencement of trading in connection with our initial public offering, or IPO, the publicly traded shares of our common stock have themselves experienced significant price and volume fluctuations. During the quarter ended September 30, 2017, the price per share for our common stock on the NASDAQ Global Market ranged from a low sale price of $2.01 to a high sale price of $3.02. This market volatility is likely to continue and could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to many factors, including:

•	announcements regarding the commercial sales and related revenue(s) for Contrave;
•

FDA or international regulatory actions, announcements and public disclosures, including failure to maintain regulatory approval for Contrave in the EU or other countries in the Partnered Region or receive approval in other additional foreign jurisdictions;

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

As of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together controlled approximately 27.9% of our outstanding common stock, assuming no exercise of outstanding options or warrants. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

On March 10, 2015, a purported class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of California, captioned Colley v. Orexigen, et al.  The following day, two additional putative class action lawsuits were filed in the same court, captioned Stefanko v. Orexigen, et al., and Yantz v. Orexigen, et al., asserting substantially similar claims.  On June 22, 2015, the court consolidated the lawsuits and appointed a lead plaintiff.  On August 20, 2015, the lead plaintiff filed a consolidated complaint.  The consolidated complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between March 3, 2015 and May 12, 2015.  It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the interim results and termination of the Light Study.  The consolidated complaint seeks an unspecified amount of damages, attorneys’ fees and equitable or injunctive relief.  On October 5, 2015, defendants filed a motion to dismiss the consolidated complaint. On May 19, 2016, the District Court granted the motion to dismiss, dismissing portions of the consolidated complaint with prejudice and portions without prejudice.  The Court granted the lead plaintiff 30 days to file an amended complaint with respect to those portions not dismissed with prejudice.  On June 16, 2016, the lead plaintiff filed a notice of intent not to file an amended complaint but to proceed directly to an appeal of the Court’s decision dismissing the consolidated complaint.  As a result, the court entered judgment dismissing the consolidated complaint with prejudice on June 27, 2016.  The lead plaintiff filed a Notice of Appeal with the Ninth Circuit Court of Appeals on July 26, 2016.  On November 6, 2017, the Ninth Circuit held oral arguments on the appeal but has not yet issued its decision.  Although management believes that this appeal lacks merit and intends to defend against them vigorously, there are uncertainties inherent in any litigation and we cannot predict the outcome.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.2	02/16/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	S-8	333-175071	3.2	06/22/2011

3.3	Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	S-1/A	333-139496	3.4	02/16/2007

3.4	Amendment to Amended and Restated Bylaws of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/03/2014

3.5	Certificate of Designations, Preferences and Rights of Series Z Non-Convertible Non-Voting Preferred Stock	8-K	001-33415	3.1	03/25/2016

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orexigen Therapeutics, Inc.	8-K	001-33415	3.1	07/11/2016

4.1	Form of Common Stock Certificate	S-1/A	333-139496	4.1	04/09/2007

4.1	Form of Warrant to Purchase Common Stock	8-K	001-33415	4.1	12/15/2011

4.2	Indenture dated as of December 6, 2013, by and between Orexigen Therapeutics, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-33415	4.1	12/09/2013

4.3	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.1	09/10/2015

4.4	Investor Rights Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc., Baupost, and the other investors party thereto	8-K	001-33415	10.2	03/15/2016

4.5	Securities Purchase Agreement, dated as of March 15, 2016, by and among Orexigen Therapeutics, Inc. and each purchaser party thereto	8-K	001-33415	10.1	03/15/2016

4.6	Indenture, dated as of March 21, 2016, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee and collateral agent, including the Form of 0% Convertible Senior Secured Note due 2020	8-K	001-33415	4.1	03/25/2016

4.7	Form of Warrant to Purchase Common Stock	8-K	001-33415	10.4	03/15/2016

4.8	Supplemental Indenture, dated December 19, 2016, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	12/20/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Supplemental Indenture, dated February 16, 2017, among Orexigen Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and certain holders of 0% Convertible Senior Secured Notes due 2020	8-K	001-33415	4.1	02/17/2017

4.10	Indenture, dated as of February 23, 2017, by and between Orexigen Therapeutics, Inc. and U.S. Bank National Association, as trustee (and form of Note related thereto)	8-K	001-33415	4.1	02/24/2017

10.1	Fourth Amendment to Lease dated October 25, 2016 by and between Orexigen Therapeutics, Inc. and the Regents of the University of California					X

10.2	Fifth Amendment to Lease dated September 11, 2017 by and between Orexigen Therapeutics, Inc. and the Regents of the University of California					X

10.3*	Form of Performance Retention Agreement					X

10.4*	Amendment No. 3 to Second Amended and Restated Employment Agreement dated October 13, 2017 by and between the Registrant and Michael A. Narachi					X

10.5*	Amendment No. 3 to Employment Agreement dated October 13, 2017 by and between the Registrant and Thomas Cannell					X

10.6*	Amendment No. 2 to Employment Agreement dated October 13, 2017 by and between the Registrant and Thomas Lynch					X

10.7*	Amendment No. 3 to Employment Agreement dated October 13, 2017 by and between the Registrant and Jason Keyes					X

10.8*	Employment Agreement dated February 23, 2015 by and between the Registrant and Peter Flynn					X

10.9*	Amendment No. 1 to Employment Agreement dated February 26, 2016 by and between the Registrant and Peter Flynn					X

10.10*	Amendment No. 2 to Employment Agreement dated June 16, 2016 by and between the Registrant and Peter Flynn					X

10.11*	Amendment No. 3 to Employment Agreement dated October 13, 2017 by and between the Registrant and Peter Flynn					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2#	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial statements and footnotes from the Orexigen Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

OREXIGEN THERAPEUTICS, INC.

Date: November 13, 2017	By:	/s/ Michael A. Narachi
Michael A. Narachi President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Jason A. Keyes
Jason A. Keyes Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)